Form 10-Q
period 2014-09-30
Avalanche Biotechnologies, Inc.
filed 2014-11-12
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2014 there were 22,470,299 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Avalanche Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$165,329	$564
Accounts receivable	8	8
Prepaid expenses and other current assets	996	250

Total current assets	166,333	822
Property and equipment, net	817	69
Deposit and other long-term assets	89	194

Total assets	$167,239	$1,085

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,627	$769
Accrued expenses and other current liabilities	2,021	393
Deferred revenue	813	—

Total current liabilities	4,461	1,162
Long-term liabilities:
Common stock warrant liability	—	42
Convertible preferred stock warrant liability	—	91
Deferred rent	194	8
Deferred revenue, net of current portion	6,849	—

Total liabilities	11,504	1,303
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.0001 par value, no shares and 4,233,295 shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares and 3,899,232 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (liquidation preference of $0 and $5,654 at September 30, 2014 and December 31, 2013, respectively)	—	7,992
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 and 15,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 22,470,299 and 3,672,885 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	—
Additional paid-in-capital	182,046	632
Accumulated other comprehensive income	11	27
Accumulated deficit	(26,324)	(8,869)

Total stockholders’ equity (deficit)	155,735	(8,210)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$167,239	$1,085

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration and license revenue from related-party	$204	$—	$339	$—
License revenue	—	—	30	—
Government grant revenue	—	30	—	480

Total revenue	204	30	369	480
Operating expenses:
Research and development	5,746	550	9,750	1,412
General and administrative	2,398	258	4,618	593

Total operating expenses	8,144	808	14,368	2,005

Operating loss	(7,940)	(778)	(13,999)	(1,525)
Other (expense) income:
Interest expense	—	(28)	(18)	(61)
Other (expense) income, net	(26)	(4)	(32)	6
Change in fair value of embedded derivative	—	9	—	18
Changes in fair value of warrant liabilities	(290)	(12)	(760)	(21)
Loss on extinguishment of related-party convertible notes	—	—	(204)	—

Total other expense, net	(316)	(35)	(1,014)	(58)

Net loss	(8,256)	(813)	(15,013)	(1,583)
Deemed dividend	—	—	(3,230)	—

Net loss attributable to common stockholders	$(8,256)	$(813)	$(18,243)	$(1,583)

Other comprehensive loss:
Foreign currency translation adjustment	(15)	4	(16)	(11)

Comprehensive loss	$(8,271)	$(809)	$(15,029)	$(1,594)

Net loss per share attributable to common stockholders-basic and diluted	$(0.50)	$(0.22)	$(2.29)	$(0.43)

Weighted-average common shares outstanding-basic and diluted	16,394	3,673	7,960	3,673

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,013)	$(1,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	18
Stock-based compensation expense	4,442	300
Non-cash interest expense	18	47
Amortization of debt issuance costs	—	14
Change in fair value of embedded derivative liability	—	(18)
Change in fair value of warrant liabilities	759	21
Loss on extinguishment of related-party convertible notes	204	—
Change in operating assets and liabilities:
Accounts receivable	—	(6)
Prepaid expenses and other assets	(703)	(564)
Deposit	55	—
Accounts payable	127	371
Accrued expenses and other liabilities	1,587	(54)
Deferred revenue	7,662	—
Deferred rent	186	—

Net cash used in operating activities	(593)	(1,454)
Cash flows from investing activities:
Purchase of property and equipment	(579)	(82)

Net cash used in investing activities	(579)	(82)
Cash flows from financing activities:
Proceeds from public offering of common stock, net	106,973	—
Proceeds from the sale of common stock to collaborative partner	10,000	—
Proceeds from issuance of Series B convertible preferred stock	52,905	—
Expenses related to issuance of Series B convertible preferred stock	(2,540)	—
Proceeds from issuance of convertible notes	2,000	1,500
Repurchase of Series A convertible preferred stock	(4,000)	—
Proceeds from exercises of warrants	606	—
Proceeds from issuance of common stock pursuant to option exercises	3	—

Net cash provided by financing activities	165,947	1,500
Effect of foreign currency exchange rate on cash	(10)	(23)

NET INCREASE (DECREASE) IN CASH	164,765	(59)
Cash—Beginning of period	564	357

Cash—End of period	$165,329	$298

Supplemental disclosures of noncash investing and financing information
Conversion of related-party convertible notes payable to convertible preferred stock	$2,000	$—

Warrants issued in connection with issuance of Series B converted preferred stock	$266	$—

Warrants issued in connection with license agreements	$42	$—

Fixed assets in accounts payable	$252	$—

Deferred initial public offering expenses in accounts payable	$520	$—

See accompanying notes to condensed consolidated financial statements.

Avalanche Biotechnologies, Inc.

September 30, 2014

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

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $26.3 million as of September 30, 2014. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

Initial Public Offering—On August 5, 2014, the Company completed its initial public offering (IPO) of shares of its common stock. As a result, the following transactions were recorded in the Company’s condensed consolidated financial statements on August 5, 2014 (the third quarter of 2014):

•	the sale of 6,900,000 shares of common stock, including 900,000 from the exercise by the underwriters of their overallotment option, at an offering price of $17.00 per share, for net proceeds of $106.5 million, after deducting the underwriters’ discounts, commissions and offering expenses;

•	concurrent with the IPO, the private placement of 588,235 shares of common stock to Regeneron Corporation (Regeneron), pursuant to the Regeneron agreement signed in May 2014, at the offering price of $17.00 per share for gross proceeds of $10.0 million and no underwriting discounts or commissions;

•	immediately prior to the completion of the IPO, all the outstanding shares of the Company’s convertible preferred stock were converted into 10,689,027 shares of common stock; and

•	immediately prior to the completion of the IPO, all outstanding warrants for convertible preferred stock and common stock were exercised into 407,131 shares of common stock for proceeds of $0.6 million.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to clinical trial accruals, stock-based compensation, income taxes and, prior to the IPO, fair value of convertible preferred stock and fair values of common and convertible preferred stock warrants. The Company’s actual results may differ from these estimates under different assumptions or conditions. The Company has made no significant changes from its original estimates in any periods presented.

Principles of Consolidation—The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiary in Australia. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation—The Company’s condensed consolidated financial statements are prepared in U.S. dollars. Its foreign subsidiary uses the Australian dollar as its functional currency and maintains its records in the local currency. Assets and liabilities are re-measured at exchange rates in effect at the end of the reporting period. Equity is measured at historical rates and income and expenses are re-measured at average exchange rates for the reporting period. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and in the condensed consolidated statements of operations and comprehensive loss. Transactions denominated in foreign currency are translated at exchange rates at the date of transaction with foreign currency gains (losses) recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Cash— At September 30, 2014 and December 31, 2013, the Company’s cash was comprised of funds held in non-interest bearing bank checking accounts.

Deposits—Deposits in the amount of $89,000 and $144,000 as of September 30, 2014 and December 31, 2013, respectively, represent amounts paid in connection with the Company’s facility lease agreement and are recorded as long-term assets.

Segment Reporting—The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing therapeutics. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Concentrations of Credit Risk and Other Uncertainties—Cash is a financial instrument that potentially subjects the Company to concentrations of credit risk. As of September 30, 2014, substantially all of the Company’s cash was deposited in accounts at two financial institutions, and amounts exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held.

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

The Company has also recorded convertible preferred stock warrants issued to investors and note holders as derivative liabilities. The convertible preferred stock warrants were initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the condensed consolidated statements of operations and comprehensive loss at each period end while such instruments are outstanding and classified as long-term liabilities. In connection with the completion of the Company’s IPO in August 2014, all of the outstanding warrants to purchase convertible preferred stock were exercised. As a result of the exercises, the Company recorded a $0.8 million loss related to the change in fair value in our condensed consolidated statements of operations and comprehensive loss and reclassified the fair value of $0.9 million to permanent equity.

The Company has also recorded as a derivative liability the Company’s obligation to issue common stock warrants in connection with license agreements as the terms of the warrants were not fixed due to potential adjustments in the exercise price. The derivative liability associated with the common stock warrants was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss at each period end while such instruments are classified as liabilities. In March 2014, the liability terminated upon the issuance of common stock warrants and was recorded to additional paid-in capital.

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

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

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

For any two collaboration targets, the Company has an option to share up to 35% of the worldwide product candidate development costs and profits. If the Company exercises this option, the Company will not be eligible for milestone and royalty payments discussed above but rather the Company will share development costs and profits with Regeneron.

The agreement will expire with respect to each collaboration target upon the earlier of the (a) expiration of the research term if the option right has not been triggered by the end of the research term or (b) expiration of the option right if the option right has not been exercised by Regeneron. If the option right has been exercised, the agreement in connection with each collaboration target will expire upon expiration of all payment obligations by Regeneron. In addition, the agreement, or Regeneron’s rights to any target development under the agreement, may terminate early under the following situations:

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

Under the terms of the agreement, the Company received initial upfront non-refundable cash payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the time-limited right of first negotiation for AVA-101. As the agreement provides for multiple deliverables, the Company accounts for this agreement as a multiple elements revenue arrangement. If deliverables did not appear to have a standalone value, they were combined with other deliverables into a unit of accounting with standalone value. The Company allocated the $8.0 million to the relative fair value of the two units of accounting identified in the arrangement. The Company expects to recognize $6.5 million for the research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, the Company will recognize revenue on a straight-line basis over the eight year performance period. The remaining $1.5 million allocated to the second unit of accounting for the rights of first negotiation for AVA-101 is deferred and will be recognized during the period when Regeneron has exclusive access to the results of the Phase 2a clinical trials.

Concurrent with the IPO, the Company sold 588,235 shares of common stock to Regeneron for $10.0 million. As a result of the purchase of shares, Regeneron became a related-party to the Company.

During the three and nine months ended September 30, 2014, the Company recognized $0.2 million and $0.3 million, respectively, of collaboration and license revenue related to the research collaboration license agreement with Regeneron. As of September 30, 2014, we have deferred revenue relating to this collaboration agreement of $7.7 million.

The remaining $30,000 recorded in the Company’s collaboration and license revenue for the nine months ended September 30, 2014 related to the licensing of certain of its intellectual property under a licensing agreement entered into during February 2014.

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

During the three and nine months ended September 30, 2013, the Company recognized $30,000 and $0.5 million, respectively, of government grant revenue. No government grant revenue was recorded in 2014 as we completed the work performed under the grant in 2013. We intend to continue to evaluate pursuing additional grant opportunities on a case-by-case basis.

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

The Company received tax credits from the Australian government in connection with certain research costs incurred in conducting research by the Company’s Australian subsidiary. These refunds do not depend on the taxable income or tax position of the Company and therefore the Company does not account for them under an income tax accounting model. The Company recognizes such refunds in the period when qualified expenses are incurred as a reduction of research expenses. The Company has recorded the reimbursement of $37,000 and $40,000 from the Australian tax authorities as a reduction of research and development expense in the condensed consolidated statements of operations and comprehensive loss for each of the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, accrued expenses and other approximate fair value of liabilities due to their short-term maturities. Refer to Note 3 for the methodologies and assumptions used in valuing financial instruments.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of September 30, 2014 and December 31, 2013, the Company has recorded a full valuation allowance on its deferred tax assets.

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

The Company’s financial instruments had consisted of Level 3 liabilities. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that are measured at estimated fair value on a recurring basis consist of common and preferred stock warrant liabilities, and change in control provision embedded derivative liability related to the Company’s convertible notes.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the year ended December 31, 2013 and the nine months ended September 30, 2014.

As of September 30, 2014, the Company had no Level 3 assets or liabilities. As of December 31, 2013, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	TOTAL CARRYING VALUE	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
December 31, 2013
Liabilities:
Preferred stock warrant liability	$91	$—	$—	$91
Common stock warrant liability	42	—	—	42

Total liabilities	$133	$—	$—	$133

The changes in the estimated fair value of the warrant liabilities are recorded in the condensed consolidated statements of operations and comprehensive loss.

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

The following table provides a summary of changes in the estimated fair value of the Company’s warrants liabilities and embedded derivative liability measured at estimated fair value using significant Level 3 inputs (in thousands):

	CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY	COMMON STOCK WARRANT LIABILITY	EMBEDDED DERIVATIVE LIABILITY
Balance—January 1, 2013	$36	$5	$18
De-recognition of embedded derivative upon conversion of convertible notes (1)	—	—	(18)
Change in fair value	55	37	—
Balance—December 31, 2013	91	42	—
Issuance of common stock warrant	—	(41)	—
Change in fair value	760	(1)	—
Exercises	(851)	—	—
Balance—September 30, 2014	$—	$—	$—

(1)	In November 2013, the liability terminated upon the conversion of the notes into Series A convertible preferred stock.

4. Significant Agreements

University of California—  In May 2010, the Company entered into a license agreement, as amended, with the Regents of the University of California (Regents) for exclusive rights in the U.S. to certain patents owned by the Regents. Under the terms of the agreement, the Company paid an upfront license fee of $100,000 and agreed to reimburse the Regents for patent-related expenses. The Company is obligated to pay the Regents royalties on net sales, if any, as well as an annual maintenance fee of $50,000 beginning in the calendar year after the first commercial sale of a licensed product and milestone payments related to the achievement of certain clinical and regulatory goals totaling up to $900,000 for the first indication and $500,000 for each additional indication for up to two additional indications. Through September 30, 2014, none of these goals had been achieved, and no milestones were payable.

5. Property and Equipment, Net

Property and equipment, net, as of September 30, 2014 and December 31, 2013 consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Computer equipment and software	$108	$10
Laboratory equipment	729	87
Furniture and fixtures	61	—
Leasehold improvements	30	—

Total property and equipment	928	97

Less accumulated depreciation	(111)	(28)

Property and equipment, net	$817	$69

Depreciation expense related to property and equipment for the three months ended September 30, 2014 and 2013 was $49,000 and $7,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $83,000 and $18,000, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued license fee payable	$106	$—
Employee compensation	781	162
Accrued professional fees	380	162
Accrued clinical and process development costs	728	54
Other	26	15

Total accrued expenses and other liabilities	$2,021	$393

7. Commitments and Contingencies

Collaborations and License Agreements

The Company is party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through September 30, 2014, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included on the Company’s consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2014, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Facility Lease Amendment

In August 2014, the Company entered into an amendment of its office building lease such that the Company’s lease commitments will increase by $39,000, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.3 million for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and 2019 and until the expiration of the lease on May 8, 2020, respectively.

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

At September 30, 2014, there are no outstanding convertible notes recorded in our condensed consolidated balance sheet.

9. Convertible Preferred Stock

Since inception, the Company issued 3,899,232 shares of Series A convertible preferred stock to investors for cash or upon conversion of convertible notes and accrued interest at $1.45 per share. In April 2014, the Company repurchased 531,208 shares of Series A convertible preferred stock for $4.0 million. The difference between repurchase price of $7.53 and original issuance price of $1.45 was recorded as a deemed dividend of $3.2 million to a preferred stockholder and effected the calculation of net loss attributable to common stockholders and net loss per share for the nine months ended September 30, 2014.

In April 2014, the Company issued 7,025,888 shares of Series B convertible preferred stock to investors for cash for an aggregate of $52.9 million at $7.53 per share. The Company also converted the $2.0 million outstanding balance under its related-party convertible notes into 295,115 shares of Series B convertible preferred stock.

In connection with the consummation of the IPO in August 2014, all outstanding shares of Series A and Series B convertible preferred stock were converted into 10,689,027 shares of common stock on a one-for-one basis.

10. Warrants

In connection with an amendment to the Lion’s Eye Institute (LEI) license agreement in August 2012 the Company agreed to issue to LEI a warrant to purchase 25,000 shares of common stock. The Company estimated the fair value of the obligation to issue this warrant to be approximately $5,000, which was recorded as research and development expense and common stock warrant liability. The fair value of the obligation to issue this warrant was calculated using the Black-Scholes valuation model, and was based on the common stock fair value of $0.30 per share, contractual term of the warrant of 5 years, a risk-free interest rate of 0.7%, an expected volatility of 86% and a 0% expected dividend yield. Until the Company issued the warrant, it classified it as a common stock warrant liability and re-measured the fair value at the end of each reporting period. The fair value of this liability was $42,000 as of December 31, 2013. In March 2014, the Company issued the common stock warrant to LEI with an exercise price of $2.75 per share, at which time the issued common stock warrant was reclassified to additional paid-in capital.

In May 2014, the Company issued a warrant to purchase 63,415 shares of common stock with an exercise price of $6.83 to a financial services firm in connection with the Series B convertible preferred stock financing completed in April 2014. This warrant was exercisable immediately and expired on the earlier of the Company’s IPO or May 15, 2019. The Company estimated the fair value of this warrant to be approximately $0.3 million which was recorded as expenses related to issuance of Series B convertible preferred stock. The fair value of the warrant was calculated using the Black-Scholes valuation model, and was based on the common stock fair value of $6.83 per share, contractual term of the warrant of 5 years, a risk-free interest rate of 1.55%, an expected volatility of 75% and a 0% expected dividend yield.

As of December 31, 2013, the following warrants to purchase shares of common stock and convertible preferred stock were outstanding and exercisable:

WARRANT HOLDER	ISSUE DATE	ISSUED IN CONNECTION WITH	WARRANT TO PURCHASE	EXERCISABLE INTO	EXERCISE PRICE	EXPIRATION DATE
LEI	08/20/2010	License Agreement	125,000	Common	$0.001	08/20/2015
LEI	02/24/2012	License Agreement	80,000	Common	$0.19	02/24/2017
Investors	09/07/2010	Conversion of 2006-2009 Notes	59,000	Common	$0.15	09/07/2015
Investors	09/07/2010	Conversion of 2006-2009 Notes	54,716	Series A	$1.45	09/07/2015

The fair value of each warrant was estimated as of December 31, 2013 using the Black-Scholes valuation model with the following assumptions:

		DECEMBER 31, 2013
WARRANT ISSUE DATE	CLASS	EXPECTED TERM (IN YEARS)	EXPECTED VOLATILITY	RISK-FREE INTEREST RATE	DIVIDEND YIELD	FAIR VALUE OF UNDERLYING SHARES
September 2010	Series A preferred stock	1.68	59%	0.3%	—	$2.96
August 2012 (obligation)	Common stock	5.00	75%	1.6%	—	$2.75

All of the warrants to purchase common stock and preferred stock were exercised for cash in connection with the consummation of the IPO in August 2014, resulting in the issuance of an aggregate of 407,131 shares of common stock in exchange for proceeds of $0.6 million.

11. Stockholders’ Equity (Deficit)

Common Stock— During the period from July 17, 2006 (date of inception) to September 30, 2014, the Company issued an aggregate of 210,000 fully vested shares and 4,550,000 restricted shares of the Company’s common stock to the founders for cash consideration of $1,000, which was the deemed fair value of the common stock at that time.

On August 5, 2014, the Company completed its IPO of shares of its common stock. As a result, the following transactions were recorded in the Company’s condensed consolidated financial statements on August 5, 2014 (the third quarter of 2014):

•	the sale of 6,900,000 shares of common stock, including 900,000 from the exercise by the underwriters of their overallotment option, at an offering price of $17.00 per share, for net proceeds of $106.5 million, after deducting the underwriters’ discounts, commissions and offering expenses;

•	concurrent with the IPO, the private placement of 588,235 shares of common stock to Regeneron Corporation (Regeneron), pursuant to the Regeneron agreement signed in May 2014, at the offering price of $17.00 per share for gross proceeds of $10.0 million and no underwriting discounts or commissions;

•	immediately prior to the completion of the IPO, all the outstanding shares of the Company’s convertible preferred stock were converted into 10,689,027 shares of common stock; and

•	immediately prior to the completion of the IPO, all outstanding warrants for convertible preferred stock and common stock were exercised into 407,131 shares of common stock for proceeds of $0.6 million.

12. Stock Option Plans

On December 26, 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by the board of directors on November 15, 2012 (2006 Plan). The 2006 Plan allowed for the granting of ISOs and NSOs to the employees, members of the board of directors and consultants of the Company. ISOs were granted only to the Company’s employees, including officers and directors who are also employees. NSOs were granted to the employees and consultants. In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Equity Incentive Award Plan (2014 Plan), effective upon the date upon which the registration statement for the IPO was declared effective, which was July 30, 2014. As of the date of the IPO, the Company reserved for issuance under the 2014 Plan a total of 2,088,332 shares of its common stock, plus any additional shares that would otherwise return to the 2006 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2006 Plan. Options may no longer be issued under the 2006 Plan after July 30, 2014, the effective date of the 2014 Plan. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors.

Options under the 2014 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees and non-employees generally vest ratably over four years.

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP). The Company reserved for issuance 208,833 shares of its common stock and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning with the Company’s fiscal year following the year of this offering, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date, 208,833 shares of common stock, or a number of shares as determined by the Company’s board of directors.

The following table summarizes option activity under our stock plans and related information:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (a) (IN THOUSANDS)
Balances, January 1, 2014	3,640,000	$0.16	8.3	$9,411
Options granted	1,492,600	$8.83
Options exercised	(213,021)	$0.01
Options cancelled	(82,083)	$1.91

Balances, September 30, 2014	4,837,496	$2.82	8.2	$151,769
Vested and expected to vest as of September 30, 2014	4,782,701	$2.79	8.2	$150,194
Exercisable as of September 30, 2014	1,932,748	$0.19	7.3	$65,716

(a)	The aggregate intrinsic value is calculated as the difference between the options exercise price and the estimated fair value of the underlying common stock.

As of September 30, 2014, 2,421,815 shares were available for future grants under the 2014 Plan.

The weighted-average fair values of options granted during the nine months ended September 30, 2014 was $6.21. The following table summarizes information with respect to stock options outstanding and currently exercisable and vested. The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $6.4 million. There was no options exercised in 2013.

As of September 30, 2014:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE AND VESTED
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)
$ .0001 – $0.17	505,000	5.4	492,501	5.4
$ 0.18 – $0.27	2,849,896	8.0	1,400,977	8.0
$ 0.28 – $2.95	484,200	9.3	39,270	9.0
$ 2.96 – $9.16	265,000	9.6	—	—
$ 9.17 – $11.50	278,400	9.7	—	—
$ 11.51 – $17.00	455,000	9.8	—	—

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$2,600	$76	$3,806	$191
General and administrative	456	37	636	109

Total share-based compensation	$3,056	$113	$4,442	$300

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Option grants:
Expected volatility	78.9%	—	78.5%	80.3%
Expected term (in years)	6.1	—	6.0	5.9
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.0%	—	1.9%	0.9%

As of September 30, 2014, there was $8.4 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.5 years.

Stock Options Granted to Non-Employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The following weighted-average assumptions were used in estimating non-employees’ stock-based compensation expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Option grants:
Expected volatility	80.0%	78.4%	79.1%	78.9%
Contractual term remaining (in years)	7.0	8.0	7.4	8.1
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.1%	2.3%	2.3%	1.7%

Fair Value of Common Stock

In determining the exercise prices for options granted, the Company’s board of directors has considered the fair value of the common stock as of each grant date the measurement date. Prior to the IPO, the fair value of the common stock underlying the stock options was determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the current clinical and management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders and the prospects of a liquidity event, among others. After the completion of the Company’s IPO in August 2014, the fair value of the common stock is based on the closing price of the common stock on the date of grant.

13. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The amount of contributions that the Company made to the 401(k) Plan during the nine months ended September 30, 2014 was $25,000 and no contributions were made during the year ended December 31, 2013.

14. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Net loss	$(8,256)	$(813)	$(15,013)	$(1,583)
Deemed dividend	—	—	(3,230)	—

Net loss attributable to common stockholders	(8,256)	(813)	(18,243)	(1,583)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:
Net shares outstanding	16,394	3,673	7,960	3,673
Basic and diluted net loss per common share	$(0.50)	$(0.22)	$(2.29)	$(0.43)

The following common stock equivalents outstanding at the end of the period were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	THREE AND NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Options to purchase common stock	4,837,496	3,640,000
Warrants to purchase common stock	—	264,000
Series A and B convertible preferred stock	—	3,899,232
Warrants to purchase preferred stock	—	54,716

	4,837,496	7,857,948

15. Subsequent Events

In October 2014, the Company entered into the second amendment of its office building lease such that the Company’s lease commitments will increase by $0.3 million, $0.6 million, $0.6 million, $0.6 million, $0.6 million and $0.2 million for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and until the expiration of the lease on May 8, 2020, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Prospectus dated July 30, 2014 filed with the SEC pursuant to Rule 424(b)(4) on July 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

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

We have generated human proof-of-concept data for AVA-101 in a Phase 1 trial with eight wet AMD subjects conducted at Lions Eye Institute (LEI) in Australia. In that Phase 1 trial, AVA-101 was well tolerated with no drug-related adverse events. In addition, subjects treated with AVA-101 showed meaningful improvement in their visual acuity test scores (up to 15 letter improvement on an eye chart from baseline), and most subjects did not receive any rescue injections of standard-of-care therapy (required for subjects exhibiting disease progression) during the one-year trial period. We are currently conducting a Phase 2a trial for AVA-101 at LEI with 32 additional wet AMD subjects. Interim drug safety surveillance data received in June 2014 from this ongoing study suggests that AVA-101 continues to be well tolerated. Most adverse events that have been observed to date are mild and not related to AVA-101 or the procedures used in the study. Adverse events related to study procedures include subconjunctival, vitreous and retinal hemorrhage, cataract progression and eye pain. Other infrequent adverse events may be related to study procedures, including retinal tears or holes and falls. A small number of adverse events may be possibly related to AVA-101, including inflammation and light chain analysis increase, but these were considered mild and transient and have not been associated with vision loss. We expect to receive top-line data from this ongoing Phase 2a trial in mid-2015. We own exclusive rights to develop and commercialize AVA-101 worldwide.

In addition to AVA-101, our Ocular BioFactory platform has generated other promising product candidates for the treatment of severe ophthalmic diseases, including AVA-201 and AVA-311. We are developing AVA-201 as a next-generation product candidate for the prevention of wet AMD. AVA-201 produces the same anti-vascular endothelial growth factor (VEGF) protein as AVA-101 using a proprietary, customized delivery mechanism, or vector, that can be administered earlier in the disease progression, before the onset of wet AMD. We own worldwide rights to AVA-201. AVA-311 is being developed in collaboration with our partner Regeneron Corporation (Regeneron) for the treatment of X-linked retinoschisis (XLRS), a rare genetic disease of the retina with no approved therapy. Based on preclinical studies to date, AVA-311 has been shown to delay the progression of XLRS and improve vision by effectively delivering functional copies of the RS1 gene in retinal cells of mice.

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

On August 5, 2014, we completed our initial public offering (IPO) of shares of our common stock. As a result, the following transactions were recorded in our condensed consolidated financial statements on August 5, 2014 (the third quarter of 2014):

•	the sale of 6,900,000 shares of common stock, including 900,000 from the exercise by the underwriters of their overallotment option, at an offering price of $17.00 per share, for net proceeds of $106.5, after deducting the underwriters’ discounts, commissions and offering expenses;

•	concurrent with the IPO, the private placement of 588,235 common shares to Regeneron at the offering price of $17.00 per share for gross proceeds of $10.0 million and no underwriting discounts or commissions;

•	immediately prior to the completion of the IPO, all the outstanding shares of our convertible preferred stock were converted into 10,689,027 shares of common stock; and

•	immediately prior to the completion of the IPO, all outstanding warrants for convertible preferred stock and common stock were exercised into 407,131 shares of common stock for $0.6 million.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at September 30, 2014, we had an accumulated deficit of $26.3 million, primarily as a result of research and development and general and administrative expenses. We expect to incur substantial losses from operations in the foreseeable future as we continue our research and development efforts, advance AVA-101 and other product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval and prepare for, and if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

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

Prior to the IPO, we financed our operations through private placements of convertible notes and preferred stock with our investors, funding under our government grants and revenue from research collaboration and license agreements. We have never been profitable and have incurred net losses in each year since commencement of our operations. In April 2014, we received gross proceeds of $52.9 million from the sale of shares of Series B convertible preferred stock, of which $4.0 million was used to repurchase outstanding shares of Series A convertible preferred stock from an existing investor. We also converted the outstanding balance under our related-party convertible notes of $2.0 million into shares of Series B convertible preferred stock. In May 2014, we received initial payments of $8.0 million in connection with our collaboration with Regeneron.

On August 5, 2014, we completed our IPO of shares of our common stock, sold stock in a concurrent private placement and received net proceeds of $116.5 million after deducting underwriting discounts, commissions and offering expenses. As of September 30, 2014, we had $165.3 million in cash. We believe we have sufficient funds to operate through at least December 31, 2015.

Revenue

To date we have not generated any revenue from our products. In May 2014, we entered into a multi-year license and development agreement with Regeneron. Under the terms of the agreement, we received initial upfront non-refundable cash payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the right of first negotiation for a potential license to develop and commercialize AVA-101. As the agreement provides for multiple deliverables, we account for this agreement as a multiple elements revenue arrangement. If deliverables do not appear to have a standalone fair value, they were combined with other deliverables into a unit of accounting with standalone fair value. We allocated the $8.0 million received to the fair values of the two units of accounting identified in the arrangement. We expect to recognize $6.5 million for research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, we will recognize revenue on a straight-line basis over the eight-year performance period. The remaining $1.5 million allocated to the second unit of accounting for the time-limited right of first negotiation for AVA-101 is deferred and will be recognized during the period when Regeneron has exclusive access to the results of Phase 2a clinical trials.

During the three and nine months ended September 30, 2014, the Company recognized $0.2 million and $0.3 million, respectively, under the Regeneron agreement. Prior to that period, we had previously only recognized revenue in connection with a license agreement for our technology and under government grants.

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

Research and Development Expenses

Conducting a significant amount of research and development is central to our business model. Research and development expenses include certain payroll and personnel expenses, stock-based compensation expense, laboratory supplies, consulting costs, external contract research and development expenses, including expenses incurred under agreements with CROs, the cost of acquiring, developing and manufacturing clinical study materials and overhead expenses, including rent, equipment depreciation, insurance and utilities.

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

As we pursue the clinical development of our lead product candidate, AVA-101, the amount of research and development expenses will continue to grow. Product candidates in later stages of clinical development have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. Accordingly, we plan to increase our research and development expenses for the foreseeable future as we seek to complete the development and commercialization of AVA-101. The successful development and commercialization of AVA-101 is highly uncertain and we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of AVA-101 at this time. Clinical development timelines, the probability of success and development and commercialization costs can differ materially from expectations.

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

Other (Expense) Income

Other income (expense), net is comprised mainly of changes in the fair value of common stock warrant liabilities and preferred stock warrant liabilities. At the time of the IPO, all outstanding warrants were exercised, and as a consequence, the Company does not expect to have any other income (expense), net related to changes in the fair value of warrant liabilities in future periods.

In April 2014, we recorded $0.2 million related to the conversion of outstanding convertible notes into Series B convertible preferred stock. We do not expect such charges in future periods, as we have no convertible notes outstanding as of September 30, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements included in the Registration Statement on Form S-1, as amended (File Nos. 333-197133 and 333-197739) (S-1).

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

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2014 and 2013 (in thousands)

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2014	2013		2014	2013
Collaboration and license revenue from related-party	$204	$—	$204	$339	$—	$339
License revenue	—	—	—	30	—	30
Government grant revenue	—	30	(30)	—	480	(480)

Total revenue	204	30	174	369	480	(111)
Operating expenses:
Research and development	5,746	550	5,196	9,750	1,412	8,338
General and administrative	2,398	258	2,140	4,618	593	4,025

Total operating expenses	8,144	808	7,336	14,368	2,005	12,363

Operating loss	(7,940)	(778)	(7,162)	(13,999)	(1,525)	(12,474)
Interest expense	—	(28)	28	(18)	(61)	43
Other (expense) income, net	(26)	(4)	(22)	(32)	6	(38)
Change in fair value of embedded derivative	—	9	(9)	—	18	(18)
Change in fair value of warrant liabilities	(290)	(12)	(278)	(760)	(21)	(739)
Loss on extinguishment of related-party convertible notes	—	—	—	(204)	—	(204)

Total other expense, net	(316)	(35)	(281)	(1,014)	(58)	(956)

Net loss	$(8,256)	$(813)	$(7,443)	$(15,013)	$(1,583)	$(13,430)
Deemed dividend	—	—	—	(3,230)	—	(3,230)

Net loss attributable to common stockholders	$(8,256)	$(813)	$(7,443)	$(18,243)	$(1,583)	$(16,660)

Revenue

Collaboration and license revenue for the three months ended September 30, 2014 increased by $0.2 million over the prior year period, as we recognized revenue from the Regeneron agreement. This revenue was related to the current quarter research services, which is being recognized ratably over our performance period. Government grant revenue for the three months ended September 30, 2014 decreased to zero from $30,000 for the three months ended September 30, 2013, as we completed the work performed under the grants during the 2013 fiscal year.

Collaboration and license revenue for the nine months ended September 30, 2014 increased by $0.4 million over the prior year period, as we recognized revenue from the Regeneron agreement, and $30,000 from a license agreement entered into during the first quarter of 2014. Government grant revenue was zero for the nine months ended September 30, 2014, as compared to $0.5 million for the nine months ended September 30, 2013, reflecting the completion of work performed under the government grants during the 2013 fiscal year.

Research and Development Expense

Research and development expense increased to $5.7 million for the three months ended September 30, 2014 from $0.6 million for the three months ended September 30, 2013, primarily due to expense increases of $2.5 million in stock-based compensation, $0.8 million related to additional headcount, $1.1 million of drug product process development expenses and laboratory supplies and $0.7 million in external consulting expenses and research studies.

Research and development expense increased to $9.8 million for the nine months ended September 30, 2014 from $1.4 million for the nine months ended September 30, 2013, primarily due to expense increases of $3.6 million in stock-based compensation, $1.6 million related to additional headcount, $1.8 million of drug product process development expenses and laboratory supplies and $0.8 million in external consulting expenses and research studies, as well as $0.5 million from an Australian tax reimbursement received in 2013.

For the periods presented, substantially all of our research and development expense related to development activities for AVA-101, for the treatment of wet AMD, and our other potential product candidates in our development program. We expect research and development expenses to increase in future periods as we continue to invest in our pipeline products and AVA-101 late-stage clinical trials.

General and Administrative Expense

General and administrative expense increased to $2.4 million for the three months ended September 30, 2014 from $0.3 million for the three months ended September 30, 2013, primarily due to increases of $0.9 million in personnel expenses, including stock-based compensation, related to additional headcount, $0.4 million in public company-related expenses and $0.7 million in consulting and professional service expenses, as we expanded our operations.

General and administrative expense increased to $4.6 million for the nine months ended September 30, 2014 from $0.6 million for the nine months ended September 30, 2013. The increase in general and administrative expense was primarily due to increases of $1.6 million in personnel expenses, including stock-based compensation, related to additional headcount, $0.5 million in public company-related expenses and $1.7 million in consulting and professional service expenses, as we expanded our operations.

We expect general and administrative costs to increase in future periods, reflecting both the increased costs in connection with the future commercialization of AVA-101 and our pipeline products, as well as an expanded infrastructure and increased professional fees associated with being a public company.

Change in Fair Value of Embedded Derivative

We recorded an embedded derivative liability in connection with our 2012 Notes. For the three and nine months ended September 30, 2013, we recorded income of $9,000 and $18,000, respectively, for the change in fair value of the embedded derivative liability. In November 2013, upon conversion of the 2012 Notes into Series A convertible preferred stock, the embedded derivative was eliminated.

Change in Fair Value of Warrant Liabilities

For the three and nine month periods ended September 30, 2014, we recorded a change in the fair value of convertible preferred stock warrant liability of $0.3 million and $0.8 million, respectively. Warrants were re-measured at the end of each reporting period with changes in fair value recorded in our consolidated statements of operations and comprehensive loss. In connection with the completion of the Company’s IPO in August 2014, all of the outstanding warrants to purchase convertible preferred stock were exercised. As a result of the exercises, the Company recorded a $0.8 million loss related to the change in fair value in 2014 as part of other expense, net on our condensed consolidated statements of operations and comprehensive loss and reclassified the fair value of $0.9 million to permanent equity.

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

Deemed Dividend

In April 2014, the Company repurchased 531,208 shares of Series A convertible preferred stock for $4.0 million. The difference between the repurchase price of $7.53 and original issuance price of $1.45 was recorded as a deemed dividend of $3.2 million to a preferred stockholder and effected the calculation of net loss attributable to common stockholders and net loss per share for the nine months ended September 30, 2014.

Liquidity and Capital Resources and Plan of Operations

Prior to the IPO, we financed our operations through private placements of convertible notes and preferred stock with our investors, funding under our government grants and revenue from research collaboration and license agreements. We have never been profitable and have incurred net losses in each year since commencement of our operations. In April 2014, we received gross proceeds of $52.9 million from the sale of shares of Series B convertible preferred stock, of which $4.0 million was used to repurchase outstanding shares of Series A convertible preferred stock from an existing investor. We also converted the outstanding balance under our related-party convertible notes of $2.0 million into shares of Series B convertible preferred stock. In May 2014, we received initial payments of $8.0 million in connection with our collaboration with Regeneron.

In August 2014, we received net proceeds of $116.5 million from the sale of common stock in our IPO and the concurrent private placement with Regeneron. We believe that our existing cash balance of $165.3 million as of September 30, 2014 will be sufficient to fund our operations through at least December 31, 2015.

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

We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials for AVA-101 and our other product candidates in development;

•	the outcome, timing of and costs involved in, seeking and obtaining approvals from the Food and Drug Administration (FDA) and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies than those that we currently expect;

•	the ability of our product candidates to progress through clinical development activities successfully;

•	our need to expand our research and development activities;

•	the rate of progress and cost of our commercialization of our products;

•	the cost of preparing to manufacture our products on a larger scale;

•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of any products launched by us or future partners;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to implement additional infrastructure and internal systems;

•	our ability to hire additional personnel;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows

	Nine Month Periods Ended September 30,
	2014	2013
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(593)	$(1,454)
Net cash used in investing activities	(579)	(82)
Net cash provided by financing activities	165,947	1,500

Net increase (decrease) in cash	$164,765	$(59)

During the nine months ended September 30, 2014, net cash used in operating activities was $0.6 million, primarily the result of the net loss of $15.0 million offset by the $7.7 million related to the upfront payments received from our research collaboration and license agreement with Regeneron, $5.4 million of non-cash charges related to stock-based compensation, loss on the extinguishment of related party convertible notes and warrant re-measurement and a $1.7 million increase in accounts payable and accrued expenses. During the nine months ended September 30, 2013, cash used in operations was $1.5 million, primarily as a result of the net loss of $1.6 million during the period.

Net cash used in investing activities was $0.6 million and $0.1 million for the nine month periods ended September 30, 2014 and 2013, respectively. The use of cash in both periods related to purchases of property, plant and equipment to facilitate our increased research and development activities and increased headcount.

The net cash provided by financing activities during the nine month period ended September 30, 2014 of $165.9 million was primarily related to $116.5 million net proceeds from our IPO and a concurrent private placement, $50.4 million proceeds from the sale of Series B convertible preferred stock, net of expenses, in April 2014 and $2.0 million of related-party convertible notes received in January and April 2014, offset by $4.0 million used to repurchase Series A convertible preferred stock. Net cash provided by financing activities for the nine months ended September 30, 2013 of $1.5 million was related to proceeds from the issuance of our related-party convertible notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended September 30, 2014. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Prospectus.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures were not effective as of September 30, 2014 because of the material weakness in internal control over financial reporting described in Item 1A of this Quarterly Report on Form 10-Q in “Risk Factors—Risks Related to Our Common Stock—We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements. If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely consolidated financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.” In that section we explain that we previously did not maintain an effective control environment, which is the foundation for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel to perform control monitoring activities, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge, (iii) insufficient corporate involvement to identify and resolve errors in recording transactions and (iv) inadequate processes for the preparation and review of our consolidated financial statements.

Plan of Remediation of Material Weakness

In order to remediate this material weakness, we have hired an experienced Chief Financial Officer, Corporate Controller and Senior Director, Finance and SEC Reporting. We are also actively seeking additional accounting and finance staff members to augment our current staff and we are formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by our management. While we have implemented a plan to remediate this weakness, our remediation efforts are still ongoing and we cannot assure you that we will be able to remediate this material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for AVA-101, a gene therapy product targeting vascular endothelial growth factor (VEGF) currently under development for the treatment of wet AMD, and our other product candidates. Our net loss for 2013 was $5.3 million and for the nine months ended September 30, 2014 was $15.0 million. As of September 30, 2014, we had an accumulated deficit of $26.3 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if AVA-101 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

Because we currently have only 26 full-time employees, we will need to grow our organization substantially to continue development and pursue the potential commercialization of AVA-101 and our other product candidates, as well as function as a public company. As we seek to advance AVA-101 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. As of October 31, 2014, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 56% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As of October 31, 2014, we have a total of 22,470,299 shares of common stock outstanding. Of these shares, approximately 15,560,339 shares of our common stock are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our initial public offering and will become freely tradeable on January 26, 2015, subject to certain provisions of the lock-up agreement, except for shares of common stock held by directors, executive officers and our other affiliates, which will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

In addition, as of October 31, 2014, 7,259,311 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 11,073,373 shares of our outstanding common stock, or approximately 49% of our total outstanding common stock as of October 31, 2014, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

(b) Use of Proceeds

On August 5, 2014, we closed our IPO and issued 6,900,000 shares of our common stock at an initial offering price of $17.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File Nos. 333-197133 and 333-197739), which was declared effective by the SEC on July 30, 2014. No additional shares were registered. The joint book-running managers for the IPO were Jefferies, Cowen and Company, LLC and Piper Jaffray. The aggregate offering price to the public for the shares sold in the IPO was $117.3 million. We received net proceeds from the IPO of approximately $106.5 million, after deducting underwriting discounts and commissions of approximately $8.2 million and expenses of approximately $2.6 million payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

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

Date: November 12, 2014	AVALANCHE BIOTECHNOLOGIES, INC.

	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on August 6, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on August 6, 2014 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (iv) Notes to the Condensed Financial Statements. Form of Common Stock Warrant.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.