Form 10-K
period 2014-12-31
Avalanche Biotechnologies, Inc.
filed 2015-03-05
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36579

Avalanche Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5258327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1035 O’Brien Drive, Suite A

Menlo Park, California 94025

(650) 272-6269

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

As of February 28, 2015, the registrant had 25,221,495 shares of common stock, par value $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the Proxy Statement) for the 2015 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

In this report, unless otherwise stated or the context otherwise indicates, references to “Avalanche,” “Avalanche Biotechnologies,” “the Company,” “we,” “us,” “our” and similar references refer to Avalanche Biotechnologies, Inc., a Delaware corporation.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the anticipated timing, costs and conduct of our planned clinical trials for our AVA-101, AVA-201, AVA 311 and other product candidates in our development program;

•	our ability to advance our viral vector manufacturing and delivery capabilities;

•	the timing or likelihood of regulatory filings and approvals;

•	our plans to explore potential applications of our Ocular BioFactory™ platform in other indications in ophthalmology;

•	our expectations regarding the clinical effectiveness of our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the pricing and reimbursement of our product candidates, if approved;

•	our expectation regarding the potential market size for anti-vascular endothelial growth factor and wet age-related macular degeneration therapies;

•	our intellectual property position;

•	the potential benefits of strategic collaborations and our ability to enter into strategic arrangements;

•	developments and projections relating to our competitors and our industry;

•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless

ii

otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

iii

PART 1.

Item 1. Business

Overview

We are a clinical-stage biotechnology company focused on discovering and developing novel gene therapies to transform the lives of patients with sight-threatening ophthalmic diseases. We have leveraged our next-generation gene therapy platform, the Ocular BioFactory™, to create a robust pipeline of product candidates. Our product candidates are designed to provide long-term benefit or a functional cure for these diseases by inducing a sustained expression of a therapeutic protein with a one-time administration in the eye.

We are targeting ophthalmic diseases with significant unmet medical need, including prevalent ophthalmic diseases such as wet age-related macular degeneration (AMD), as well as rare genetic diseases. We believe that there are several important benefits to focusing on the development of therapies for ophthalmic diseases, including the following:

•	well-understood disease biology, in which many conditions are caused by a defect in expression of a single gene;

•	reduced risk of harmful immune responses and systemic side effects due to localized delivery in a self-contained organ;

•	relatively easy access and visualization of the back of the eye, limiting the need for invasive procedures to deliver therapies and evaluate their impact;

•	well-defined and objective clinical endpoints such as the ability to read an eye chart; and

•	significant market demand for therapies that can offer long-term clinical benefit with one-time administration.

Our lead product candidate is AVA-101 for the treatment of wet AMD. Standard-of-care therapies include the anti-VEGF class, which inhibit vascular endothelial growth factor (VEGF), a protein that causes abnormal blood vessel growth in wet AMD. Anti-VEGF therapies, such as Lucentis®, marketed by Genentech, Inc. and Novartis AG, and EYLEA®, marketed by Regeneron Pharmaceuticals, Inc. in the United States and Bayer HealthCare LLC outside the United States, represented approximately $6.7 billion in worldwide sales in 2014, and we believe 65%-80% of those sales were for the treatment of wet AMD. Due to a variety of factors, including inconvenience and discomfort associated with frequent injections in the eye, patient compliance is a significant concern with anti-VEGF therapies. These treatments require continuous injections every four to eight weeks to maintain efficacy and patients often experience vision loss with reduced frequency of treatment. By contrast, AVA-101 is designed to enable retinal cells to continuously produce therapeutic levels of a naturally occurring anti-VEGF protein with a single administration. Accordingly, we believe that AVA-101 could transform the treatment paradigm and address a significant unmet need in this large wet AMD market. In addition to wet AMD, we believe that AVA-101 may have the potential to treat other neovascular diseases of the eye such as diabetic macular edema (DME) and retinal vein occlusion (RVO).

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

In addition to AVA-101, our Ocular BioFactory platform has generated other promising product candidates for the treatment of severe ophthalmic diseases, including:

•	AVA-201. We are developing AVA-201 as a next-generation product candidate for the prevention of wet AMD. AVA-201 produces the same anti-VEGF protein as AVA-101 using a proprietary, customized delivery mechanism, or vector, that can be administered earlier in the disease progression, before the onset of wet AMD. According to the Center for Disease Control (CDC), up to 7.3 million patients in the United States are at high risk of developing wet AMD, and we believe that the highest risk patients can be identified through a combination of clinical and genetic biomarkers. These high-risk patients, if treated early enough in the disease progression, could potentially maintain their visual acuity instead of experiencing sudden onset of vision loss characterized by wet AMD. We own exclusive rights to develop and commercialize AVA-201 worldwide.

•	AVA-311. As part of our research collaboration with Regeneron, AVA-311 is being evaluated in preclinical studies for the treatment of juvenile X-linked retinoschisis (XLRS), a rare genetic disease of the retina with no approved therapy. There are approximately 10,000 boys and young men in the United States suffering from the disease. XLRS is caused by mutation of the RS1 gene and results in splitting of retinal layers and corresponding loss of vision. In preclinical studies in animals to date, AVA-311 has delayed the progression of XLRS and improved vision by delivering functional copies of the RS1 gene in retinal cells of mice.

In order to accelerate the pace of generating and developing product candidates for our pipeline, we entered into a broad research collaboration and license agreement (Collaboration Agreement), with Regeneron in May 2014. Under the terms of the collaboration, we will jointly discover novel product candidates based on our Ocular BioFactory platform for up to eight therapeutic targets including AVA-311. We received initial payments of $8.0 million as well as ongoing support for research and development. In addition, we are eligible to receive up to $80.0 million in development milestone payments for product candidates directed toward each therapeutic target, for a combined total of up to $640.0 million in potential milestone payments for product candidates directed toward all eight therapeutic targets, and low- to mid-single-digit royalties on worldwide net sales of collaboration product candidates. For any two therapeutic targets, we have an option to share up to 35% of the worldwide product candidate development costs and profits. See “License and Collaboration Agreements—Regeneron Research Collaboration and License Agreement” for more information regarding our collaboration agreement.

Our Ocular BioFactory platform seeks to treat the cause of ophthalmic diseases by enabling patients’ own cells to express a therapeutic protein for a sustained period of time. We use a vector derived from adeno-associated virus (AAV), which is a small, non-pathogenic virus. DNA encoding the AAV viral genes are removed and replaced with a therapeutic gene to treat a disease. The resulting vector is used to deliver and express, or transduce, a functional gene to the cells of the eye to promote continuous protein production. Although AAVs are widely used for gene therapy due to their safety, stability and sustained protein expression, our Ocular BioFactory platform has distinct characteristics that provide advantages over competing gene therapy technologies using AAVs as well as other viral and non-viral vectors.

Our Ocular BioFactory platform features two key proprietary components: a vector screening and optimization system referred to as directed evolution, and an industrialized manufacturing process. Through directed evolution, we generate a diverse library of millions of AAV variants and subsequently screen the variants in multiple in vitro and in vivo tests to identify the optimal variant for a specific disease. Our directed evolution technology allows us to create proprietary vectors and optimize them to target cells in different layers of the retina. Each of these cell layers constitutes a potential therapeutic target for currently unmet medical needs, providing us with multiple opportunities to apply our directed evolution technology. Our industrialized manufacturing process, based on our proprietary system, is highly efficient and stable. It uses the baculovirus expression system (BVES), which is a technology for producing high levels of recombinant protein in insect-derived cells. Production yields are more than 50 times greater than those obtained using conventional AAV production systems. Therefore, we are able to manufacture commercial grade production for large markets such as wet AMD.

Our senior management team and board of directors have significant experience in the biotechnology industry, specifically in the areas of ophthalmology and gene therapy. Our Chief Executive Officer and co-founder, Thomas W. Chalberg, Jr., Ph.D., was a member of the ophthalmology team at Genentech that was responsible for the successful launch and commercialization of Lucentis. Furthermore, Dr. Chalberg was a Howard Hughes Medical Institute Fellow at Stanford University, where his research focused on retinal diseases and novel technologies for gene therapy.

Our Chairman and co-founder, Mark S. Blumenkranz, M.D., is an ophthalmologist, a trained vitreoretinal surgeon and the Chairman of the Byers Eye Institute at Stanford University. Dr. Blumenkranz was also a founding member of the Eyetech Pharmaceuticals Scientific Advisory Board. Dr. Blumenkranz also serves on the boards of directors of Vantage Surgical Systems Inc., Oculogics, Inc., Presbia Holdings, Digisight Technologies Inc. and Oculeve, Inc.

Our director and co-founder, Steven D. Schwartz, M.D., is an ophthalmologist and a trained vitreoretinal surgeon at the UCLA Jules Stein Eye Institute, where he has served as principal investigator in a number of early-stage clinical trials for retinal diseases, including the initial studies for Lucentis and novel product candidates in gene and cell therapy. Dr. Schwartz held various key positions at Eyetech, and has served on a number of Scientific Advisory Boards, including Genentech and Ophthotech Corporation.

Other members of our executive management team also have significant experience in the discovery and development of gene therapies including, expertise and/or prior experience at gene therapy companies in the following areas: regulatory, led by Samuel Barone, our Chief Medical Officer with prior experience at the Office of Cellular, Tissue and Gene Therapies at the Food and Drug Administration (FDA); translational medicine, led by Roman Rubio, our Senior Vice President and Head of Translational Medicine, with prior experience at Genentech; manufacturing and technical operations, led by Mehdi Gasmi, our Vice President, Pharmaceutical Development, with prior experience at Ceregene, Inc. and Généthon; finance, led by Linda Bain, our Chief Financial Officer with prior experience at bluebird bio, inc., Genzyme Corporation and AstraZeneca plc; and legal and business operations, led by Hans Hull, our Senior Vice President, Business Operations, with prior experience at Second Genome, Inc. and Aprecia Pharmaceuticals Company and as an attorney at Heller Ehrman White & McAullife LLP.

Strategy

Our goal is to transform the lives of patients suffering from blinding and sight-threatening diseases by discovering, developing and commercializing potentially curative therapies. The key elements of our strategy to achieve this goal are to:

•

Successfully advance AVA-101 through clinical development and commercial launch for wet AMD. Global sales of Lucentis and EYLEA were approximately $6.7 billion in 2014 with approximately $3.4 billion in the United States and $3.3 billion in territories outside of the United States, of which we believe a significant portion occurred in the European Union, Japan and Australia. We believe 65%-80% of those sales were for the treatment of wet AMD. We intend to pursue a worldwide development and commercialization strategy of advancing AVA-101 in the United States and these international markets. After the completion of our Phase 2a clinical trial in mid-2015, we plan to file an Investigational New Drug application (IND) in the United States and work with regulatory authorities to pursue a global regulatory strategy. We currently own worldwide rights to AVA-101. Given the small number of retina specialists globally, we believe we will have the opportunity to commercialize AVA-101 alone or with a partner. We will pursue a commercialization strategy that will increase the probability of AVA-101’s ultimate success and maximize value for our stockholders.

•	Pursue additional indications for AVA-101. There are other diseases in which VEGF plays a central role in disease biology, including DME and RVO. Anti-VEGF therapies such as Lucentis and EYLEA are already approved in these indications. Since patient compliance presents the same challenge in these indications, we believe that AVA-101 may offer an attractive alternative to the existing therapies in these markets.

•	Continue to identify and target ophthalmic diseases using our Ocular BioFactory platform. We are focusing on both prevalent and rare ophthalmic diseases for which the disease biology is well characterized and for which the diseases themselves can be better treated by the sustained delivery of a therapeutic protein. These diseases include choroideremia, diabetic retinopathy, glaucoma, Leber’s congenital amaurosis (LCA), macular telangiectasia, retinitis pigmentosa, wet AMD and XLRS, among others. We will continue to identify the most appropriate target indications based on emerging data from our platform, by leveraging our internal expertise and through relationships with thought leaders in ophthalmology.

•	Continue to invest in our Ocular BioFactory platform. Our Ocular BioFactory platform has been validated by both preclinical and clinical data from our product candidates. We will continue to invest in our platform and employ directed evolution to create and manufacture next-generation vectors with higher efficiency and greater specificity that can potentially treat previously untreatable diseases. We believe this new class of therapeutics could emerge as a major treatment modality for ophthalmic diseases.

•	Build a balanced portfolio of proprietary and partnered programs. We plan to develop and commercialize multiple product candidates independently. For targets outside our core area of interest or where a partner can contribute specific expertise, we intend to evaluate collaborations with strategic partners who can augment our industry-leading expertise in gene therapy for the eye. For example, in May 2014, we entered into a collaboration with Regeneron to leverage our Ocular BioFactory platform to discover and develop product candidates focused on up to eight therapeutic targets.

Gene Therapy Background

Gene therapy is a powerful treatment modality to address disease biology in a targeted and efficient way. Using gene therapy, physicians can introduce or re-introduce genes that encode a therapeutic protein. Instead of providing proteins or other therapies externally and dosing them over a long period, gene therapy offers the possibility of dosing once or a very limited number of times to achieve a long-term, durable benefit. Once a patient’s cells have incorporated the therapeutic gene, the cells are able to continue to produce the therapeutic protein for years or, potentially, the rest of the patient’s life.

Similar to existing classes of protein or biologic therapies such as monoclonal antibodies and drug-antibody conjugates, gene therapy has taken a number of years to evolve from a research tool into a viable and compelling treatment modality. There have been several recent advances in gene therapy, including the following:

•	Clinical data. Positive data from gene therapy have been reported in a variety of indications including adrenoleukodystrophy, beta-thalassemia, chronic lymphoid leukemia, hemophilia, HIV and Parkinson’s disease, as well as several ophthalmic diseases such as LCA and wet AMD.

•	Increased investment by biopharmaceutical companies. The modality of gene therapy has been further validated by growing interest and investments by biopharmaceutical companies. Large, global biopharmaceutical companies, such as BioMarin Pharmaceutical Inc., Celgene Corporation, GlaxoSmithKline plc, Novartis, Sanofi, Regeneron and Shire Pharmaceuticals Group Plc, have increased their investment in the gene therapy field. Additionally, pure-play gene therapy companies, such as Applied Genetic Technologies Corporation, bluebird bio, Celladon Corporation, Spark Therapeutics, Inc., Biogen Idec Inc., Sangamo BioSciences, Inc. and uniQure N.V., have attracted recent investment in this growing field.

•	Regulatory clarity. Although the FDA has not yet approved a gene therapy product, it has provided guidance for the development of gene therapy products. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (CBER) to consolidate the review of gene therapy products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews.

•	First product approval. In 2012, the European Medicines Agency (EMA) granted approval for Glybera® (developed by uniQure) for the orphan disease lipoprotein lipase deficiency. Glybera is the first gene therapy product approved in the Western world.

Our Ocular BioFactory Platform

Our Ocular BioFactory platform seeks to treat the cause of ophthalmic diseases by enabling patients’ own cells to express a therapeutic protein for a sustained period of time. Our proprietary Ocular BioFactory platform features three key attributes: focus on the treatment of serious ophthalmic diseases; novel AAV vector discovery and optimization system; and our industrialized manufacturing process.

When injected into the eye, AAV creates a long-term Ocular BioFactory that secretes therapeutic protein over years following a single administration

Focus on the Treatment of Serious Ophthalmic Diseases

We believe that there are several important benefits to focusing our Ocular BioFactory platform on the development of therapies for ophthalmic diseases. These benefits include the following:

•	Unmet need. There is a significant unmet medical need for patients suffering from various blinding or sight-threatening ophthalmic diseases. In certain degenerative eye diseases, such as wet AMD, there are effective therapies targeting factors established to be important in disease progression. However, the effectiveness of these therapies is limited by poor compliance due to the need for regular injections into the eye. For many rare genetic ophthalmic diseases, including XLRS, there are no approved therapies. In these diseases, serious sight-threatening symptoms arise early in patients’ lives.

•

Well-understood disease biology. Many ophthalmic diseases are caused by a defect in expression of a single gene or a small number of genes and the molecular mechanisms are well understood. As a result,

in many cases, highly predictive animal models are available for these disease states, which allow us to obtain proof-of-concept data for product candidates early in development.

•	Safety. The eye is a small, self-contained organ, separated from the rest of the body by physical and biochemical barriers. Therefore, drugs delivered into the eye are much less likely to evoke a systemic immune response. Gene therapies can be delivered locally at concentrations that are highly effective in the eye and at the same time lead to little or no systemic distribution.

•	Accessibility. The eye is easily accessible for treatment, in contrast to internal organs that can be accessed only via the bloodstream or by invasive procedures. Furthermore, the retina and surrounding structures can be visualized and targeted by clinicians in a non-invasive and localized manner, making it easy to evaluate both the delivery of therapy as well as its impact.

•	Well-defined and accepted clinical endpoints. Clinical endpoints for ocular disease generally consist of objective, well-defined, performance-based parameters such as the ability to read an eye chart. These endpoints have been used for many years and are well understood and accepted by clinical investigators, regulatory agencies and practicing ophthalmologists.

Our Novel AAV Vector Discovery and Optimization System

Our Ocular BioFactory platform is based on AAV vectors, which offer numerous advantages over other viral and non-viral vector technologies used for gene therapy. These advantages, highlighted below, allow AAVs to be safe, applicable for a variety of indications and to exhibit long-term efficacy.

•	Non-pathogenic. AAV vectors are not known to cause any disease in humans.

•	Low immunogenicity. AAV vectors elicit only a mild immune response, if any, in humans, particularly when used in the eye.

•	Non-replicating. Once inside the host cell, AAV vectors do not replicate, thereby preventing the spread to unwanted tissues.

•	Non-integrating. AAV vectors do not readily integrate into the host cell’s genome, mitigating the risk of potential safety concerns.

•	Ability to transduce non-dividing cells. AAV vectors are able to transduce non-dividing cells and this is a significant advantage as many retinal cells cease to divide early in a person’s life.

•	Long-term expression. Once incorporated into the host cell, AAV vectors can continue to drive expression of a therapeutic protein for years.

AAV is naturally occurring and has become a leading vector used in gene therapy. According to the Journal of Gene Medicine, AAV has been used in approximately 100 clinical trials as of January 2014 demonstrating the increasing acceptance of gene therapy as a safe and effective method for delivering therapeutic genes of interest. The most frequently studied variant of AAV is AAV2, which can preferentially infect a number of cell types, including those found in the retina. AAV2 is the basis for our lead product AVA-101.

As effective as existing AAV vectors are in gene therapy, we believe there is an opportunity to advance vector capabilities beyond those currently available. Naturally occurring AAV variants have evolved with particular characteristics, some of which pose limitations to their use in gene therapy in the eye. Consequently, there is significant room to improve AAV vectors to maximize utility for gene therapy in the eye. Therefore, our other product candidates have been created using our methodology that gives AAV new and powerful capabilities of cell penetration, gene delivery, protein expression and manufacturability. We believe we can target retinal cells even more precisely with these next-generation AAV vectors, to one or more of the eight cell layers found in the retina.

In order to create next-generation vectors, we use a multi-step process known as directed evolution. These vectors are designed to penetrate a specific cell type within the retina with high efficiency and transduce cells to express a therapeutic protein over a long duration.

Our directed evolution technology uses a library of genes coding for viral proteins found in a number of naturally occurring AAVs. We modify these genes in the laboratory to derive novel combinations of genes that produce vectors exhibiting different properties and capabilities. Once we have created an initial pool of millions of different AAVs, each with distinct genetic and chemical composition, we screen the AAVs in the pool for their potential therapeutic benefits. We also screen the pool to eliminate vectors that would lead to interference by a host’s antibodies. After identifying a smaller pool of optimized vectors from this screening process, we repeat the steps of diversity generation and screening until we have identified a select number of ideal, engineered AAVs. These lab-created AAVs represent the basis for our therapeutic product pipeline. Furthermore, when we develop additional product candidates, we return to the initial pool of novel vectors, or to one or more of the adapted pools we created, and use further applications of directed evolution to create new AAVs.

Directed Evolution Technology for AAV Discovery and Optimization

Developing next-generation AAV vectors through directed evolution allows us to develop gene therapy product candidates that are able to enter the desired cell populations. Once the genes have transduced the appropriate cells, our product candidates can increase or initiate the production of therapeutic proteins in physiologically relevant amounts. Our directed evolution technology provides us with a toolkit to create AAV-based product candidates that we believe will be able to address any number of common and rare ophthalmic diseases.

Our Industrialized Manufacturing Process

Our AAV manufacturing method is industrialized, ready for adaptation to commercial processes and highly scalable. It is based on the BVES, which has been used in a number of FDA- and EMA-approved products. Our process provides the following advantages over competing systems:

•	Industrial-scale biologics production. Our BVES system can produce commercial quantities by incorporating scalable, well-established process steps used throughout the industry for biologic products.

•	Safety advantages. Our BVES system does not use mammalian cell cultures or tumorigenic cell lines, and the DNA sequences used in production are inactive in mammalian cells, which lowers the risk of off-target expression from our products.

•	High yield and low cost. Our BVES system produces a high number of particles per cell, producing many thousand doses per manufacturing run. The yields are up to one hundred times greater than those obtained using conventional AAV production systems. This lowers the unit cost of goods, allowing us to meet global demand for large markets, such as wet AMD.

•	High purity. Our BVES system produces a highly pure drug substance, which reduces the presence of unwanted contaminants in the final product.

•	Precedent regulatory framework. Our BVES system is used for several FDA- and EMA-approved vaccines and gene therapy products including FluBlok®, Cervarix® and Glybera.

Our Product Candidates

Based on our Ocular BioFactory platform, we have developed a robust pipeline of proprietary and partnered programs across both major markets and rare diseases in the field of ophthalmology. Set forth below is a table summarizing our development programs:

AVA-101 for the Treatment of Wet AMD

We are developing our lead product candidate, AVA-101, to provide a safe and effective treatment for wet AMD that is durable and reduces the need for frequent injections. AVA-101 is currently being studied in a 40 subject Phase 1/2a trial that we are conducting together with LEI. One-year results from the Phase 1 portion (eight subjects) have been reported. The Phase 2a trial (32 subjects) is fully enrolled, and top-line data are expected in mid-2015.

We own exclusive rights to develop and commercialize AVA-101 worldwide. Regeneron has a time-limited right of first negotiation for certain rights to AVA-101 as part of our recent collaboration.

Wet AMD Overview

AMD is a progressive disease affecting the retinal cells in the macula, the region of the eye responsible for central vision. Disease progression results in the death of retinal cells and the gradual loss of vision. As people age, the likelihood of disease progression increases and the resulting condition is referred to as AMD.

Normal Vision	AMD Vision

Approximately 10% of total cases of AMD represent an advanced form of the disease called wet AMD, in which blood vessels begin to invade the cellular space between layers of cells in the retina. These new blood vessels are often leaky, which results in fluid and blood in the retina and causes vision loss.

While wet AMD represents only 10% of the number of cases of AMD overall, it is responsible for 90% of the AMD-related severe vision loss. Of untreated patients who are not already partially sighted or blind, over half will become partially sighted or blind within three years.

Wet AMD is a leading cause of vision loss with a prevalence of approximately three million people worldwide. The incidence of new cases of wet AMD in the United States is approximately 150,000 to 200,000 a year and this number is expected to grow significantly based on the aging of the population.

Current Therapies for Wet AMD

While the underlying molecular causes of AMD are not completely known, VEGF is known to play a central role in the growth of new blood vessels in wet AMD. A number of therapies have been developed to block the effects of VEGF by binding to and sequestering the protein. The standard-of-care therapies include the following:

•	Lucentis is a recombinant humanized monoclonal antibody fragment that binds to and inhibits VEGF proteins in the eye. This product was approved in the United States in 2006 and in Europe in 2007. In 2014, Lucentis achieved worldwide sales of approximately $4.2 billion.

•	EYLEA is a recombinant fusion protein containing portions of the human VEGF receptor that binds to soluble VEGF. Approved in the United States in 2011, EYLEA has exhibited strong adoption in the market due to its more convenient dosing regimen compared to Lucentis. In 2014, EYLEA achieved worldwide sales of approximately $2.5 billion.

•	Avastin is a recombinant human monoclonal antibody that binds to VEGF and is approved as an anti-cancer agent. Avastin is widely prescribed off-label in ophthalmic diseases such as wet AMD. Avastin makes up approximately 60% of the wet AMD market by volume, but is insignificant in terms of revenue.

We believe a novel therapy that represents a functional cure is meaningfully differentiated from standard-of-care therapies and will have access to the entire wet AMD market, not just the 40% treated with on-label Lucentis and EYLEA, but also the large pool of patients currently using Avastin off-label.

Comparison of Patient Share Volume and Global Revenues for Anti-VEGF Therapies

While standard-of-care treatments have proven to be effective, they do not offer a durable remission and require injections into the patient’s eye every four to eight weeks. According to the journal Ophthalmology (2012), in the MARINA and ANCHOR trials (conducted by Genentech), a total of 599 subjects received Lucentis every four weeks. Treated subjects in these trials gained vision, averaging 9.0 letters on a standardized eye chart, and this gain was maintained with injections every four weeks for two years. When 388 of these subjects were subsequently moved to a less-frequent dosing regimen in the HORIZON study (Genentech), however, their vision declined by 7.0 letters over the next two years. In the SEVEN-UP study reported in the journal Ophthalmology (2013), 65 subjects from the HORIZON study were followed for an additional 3.3 years and injected less frequently, declining by an additional 10.3 letters.

Other clinical trials where subjects were treated less frequently than every 4 weeks have shown similar results. In the PIER study (Genentech), 61 subjects received three doses every 4 weeks, gaining 4.3 letters, but were then switched to 12-week dosing and declined 6.5 letters at two years (British Journal of Ophthalmology, 2009). In the SUSTAIN study (Novartis), 512 subjects received three doses every 4 weeks, gaining 5.8 letters, but were then switched to less frequent “as needed” dosing, and declined 2.2 letters at 12 months (Ophthalmology, 2011); 99 of these subjects continued to be followed in the SECURE study (Novartis) and were treated with less frequent “as needed” dosing and lost an additional 3.6 letters (Ophthalmology, 2013). Similarly, in CATT (United States National Eye Institute), 130 subjects were dosed monthly for 12 months, gaining 8.5 letters (New England Journal of Medicine, 2011), but then were switched to less-frequent “as needed” dosing and declined by 1.8 letters.

As summarized in the illustrative chart below, patients must comply with a burdensome treatment regimen every 4-8 weeks, or face a relative decline in visual acuity. The chart depicts the results for the MARINA and ANCHOR studies, compared to the decline in visual acuity from less frequent dosing in the other studies, as described above. When injections are given every four weeks, as in the MARINA and ANCHOR studies, patients initially gain vision and maintain that gain. However, when patients were relieved of injections every four weeks after three months (PIER and SUSTAIN/SECURE trials), twelve months (CATT trial), or two years (HORIZON and SEVEN-UP trials), the results were similar.

Despite sub-optimal outcomes with injections less than every four to eight weeks, patients often terminate treatment or do not comply with the prescribed regimen due to the burdensome frequency of administration. According to the European Journal of Ophthalmology (2011), 36% of patients who received anti-VEGF treatment for at least six months had stopped receiving therapy within a year. Of these patients, 59% had lost visual acuity. In addition, according to the journal Ophthalmology (2013), a study of a subset of 65 patients enrolled in Lucentis pivotal trials reported that only 23% of patients received more than 11 anti-VEGF treatments over the course of five years following the completion of the original trial. 59% of patients in this trial received fewer than six anti-VEGF injections during the follow up period and they lost an average of 9.3 letters of visual acuity. Studies examining treatment patterns in the real world report that patients are substantially under-treated, receiving an average of only five to seven injections per year; over time, this under-treatment has persisted despite evidence of worse visual outcomes (American Journal of Ophthalmology, 2014).

Our Solution: AVA-101

AVA-101 is comprised of the AAV2 vector, which contains a gene encoding sFLT-1, a naturally occurring anti-VEGF protein. When administered in the eye and expressed by the host retinal cells, the sFLT-1 protein inhibits the formation of new blood vessels and reduces vascular permeability by binding and blocking VEGF activity.

AVA-101 is designed to be administered via a single subretinal injection. The vector is placed into direct contact with retinal cells, which then produce sFLT-1. We believe that a majority of vitreoretinal surgeons are capable of performing the procedure to deliver AVA-101, which is an outpatient procedure performed under local anesthesia.

Based on data from preclinical studies, AVA-101 reaches a therapeutically beneficial level of continuous expression of sFLT-1 within six to eight weeks from administration. In animal models, AVA-101 expression has been shown to last up to 17 months, and data from other studies with AAV in the retina have shown gene expression to last more than five years. In humans, AVA-101 has been studied up to one year, and we believe it has the potential to last much longer.

Sustained Expression of sFLT-1 for AVA-101 Compared to Current Standard of Care

Above is an illustration of how our AVA-101 approach is designed to produce steady and sustained expression of sFLT-1 compared to the peaks and troughs experienced by patients on the current standard of care.

AVA-101 Preclinical Studies

Multiple preclinical studies of AVA-101 demonstrated no vector-specific adverse effects. For example, a study in 45 mice did not identify any systemic immune response subsequent to subretinal injections; the localized immune response in treated eyes was mild and transient and did not interfere with long-term efficacy or safety.

Highlighted below are results from a transgenic mouse model of wet AMD for AVA-101. The study demonstrated that the retinal neovascular lesions, a model for wet AMD, improved following treatment with AVA-101. An examination of eye tissues treated with AVA-101 also revealed that photoreceptors were preserved as compared to controls.

AVA-101: Transgenic Mouse Neovascularization Model

Transgenic mice expressing VEGF show symptoms of retinal neovascularization, including hyperpermeability, retinal degeneration, and scarring. Mice were treated with an inactive control vector (top row) or AVA-101 (bottom row) in the area demarcated by arrowheads. Mice treated with AVA-101 showed reduced neovascularization and scarring compared to those treated with an inactive control vector.

AVA-101 Phase 1/2a Clinical Trial

We are evaluating AVA-101 in a Phase 1/2a trial at LEI in Australia. The Phase 1 portion involving eight subjects completed the twelve-month endpoint and data has been reported. The Phase 2a portion involving 32 subjects is fully enrolled with top-line data expected in mid-2015.

The goal of the Phase 1 trial was to establish initial ophthalmic and systemic safety, as well as to investigate early efficacy as defined by improvement in visual acuity, reduction in retinal thickness and a reduced number of anti-VEGF (Lucentis) rescue injections. Participation in the trial was limited to subjects 55 years or older with confirmed neovascular leakage associated with AMD. Subjects were randomized into three groups: control, low AVA-101 dose (1010 vector genomes) and high AVA-101 dose (1011 vector genomes). All subjects received two initial doses of Lucentis at Day 0 and Week 4 and the subjects in the active arms received AVA-101 on Day 7. Beginning with the Week 8 visit, Lucentis was given as rescue therapy on an as-needed basis. The requirement for rescue therapy was based on objective criteria of disease recurrence as judged by personnel that were unaware of the subjects’ treatment group. Subjects were assessed every four weeks for adverse events, retinal thickness, visual acuity and the need for Lucentis rescue injections.

AVA-101 Phase 1 Illustrative Trial Design

All subjects received two initial doses of Lucentis on Day 0 and Week 4 and the subjects in the active arms received AVA-101 on Day 7. Beginning with the Week 8 visit, Lucentis was given as rescue therapy on an as-needed basis.

One-year follow up from the Phase 1 portion of the trial was completed in April 2013. No significant drug-related safety concerns were observed. There were mild and transient inflammatory responses related to the injection, but no effects that were deemed to be drug-related. There were no clinically significant adverse events detected systemically by clinical tests and no systemic anti-VEGF related events. The AAV vector was not detected outside of the treated eye.

Based on data from several previous clinical trials of Lucentis and EYLEA, when subjects are seen every four weeks and treated only as needed, they receive injections at 29% to 52% of visits. This translates to 3.5 to 6.4 injections out of 12 opportunities. In our Phase 1 trial, the control subjects needed 3.0 rescue treatments during the 12 opportunities from Week 8 to Week 52. By contrast, subjects receiving low or high dose of AVA-101 needed an average of only 0.33 rescue treatments over the same period. This equates to four of the six subjects in the active arms requiring no rescue injections, and two of the six subjects in the treatment arms requiring only a single rescue injection.

As shown in the graph below, the average retinal thickness for subjects treated with AVA-101 decreased meaningfully and this effect was maintained for the entire year of the trial.

AVA-101 Phase 1: Average Change in Retinal Thickness of Treated Subjects

As highlighted in the table below, visual acuity improved in the high and low dose AVA-101 treated groups by an average of 8.7 and 6.3 letters from baseline, respectively. Despite an average of three extra injections of Lucentis, the control subjects lost 3.5 letters of visual acuity. Five of six subjects improved ≥ 5 letters from baseline, and three of six subjects improved ≥ 10 letters. One subject lost six letters from baseline; this subject had significant sub-foveal scarring at baseline, and consequently may not have had the ability to improve. Such subjects will be excluded from future trials designed to evaluate the efficacy of AVA-101.

AVA-101 Phase 1: Change in Visual Acuity

Case Study of Subject Treated with AVA-101

The table below depicts one example of the therapeutic benefit of AVA-101 in the Phase 1 trial. This subject exhibited an advanced form of wet AMD, having received more than 20 injections of Lucentis prior to enrolling in the trial and with a visual acuity (VA) score of 26 at screening and 28 at baseline (approximately 20/250 on the Snellen scale). As evident from the scan below, the retina contained significant fluid, leading to increased retinal thickness. Pursuant to the trial protocol, the subject received Lucentis during the ramp-up phase on Day 0 and Week 4 and received one injection of low-dose AVA-101 on Day 7. By Week 8, the subject showed improved retinal anatomy and seven letter improvement in visual acuity. By Week 52, the subject’s visual acuity increased by 13 letters from baseline to approximately 20/150 on the Snellen scale. In addition, the subject did not require a single rescue treatment of Lucentis following Week 4 throughout the duration of the trial.

Clinical Development for AVA-101

We initiated the Phase 2a portion of this trial in 32 subjects in August 2012. The trial design is similar to the Phase 1 trial. This portion of the study included subjects with less advanced disease compared to the Phase 1 subjects, including less extensive scarring and visual acuity up to 20/30. Subjects were randomized 2:1 to high dose AVA-101 and control with similar ramp up and re-treatment criteria as in the Phase 1 portion. The primary endpoint is safety and secondary endpoints include retinal thickness, visual acuity and the need for rescue injections with anti-VEGF therapy (Lucentis). The trial is fully enrolled and we expect to report top-line data in mid-2015.

Following the ongoing Phase 2a study, we plan to file an IND in the United States. Subsequently, we plan to conduct a Phase 2b trial in the United States in the second half of 2015. The planned trial will be a randomized, controlled, multi-center, double-masked study to assess the efficacy, safety and tolerability of a single subretinal injection of AVA-101 in subjects with wet AMD. The trial will include approximately 120 subjects and have endpoints similar to the Phase 2a trial.

Production of AVA-101 Phase 2b clinical drug substance using our proprietary baculovirus system and purification methods was completed in December 2014. Additionally, the in-life portion of the non-human primate study aimed at evaluating the toxicology and biodistribution of AVA-101 made in the baculovirus system was completed in November 2014. Preliminary data from this study suggest that AVA-101 made in baculovirus is well-tolerated. These activities remain on track to support initiation of the planned Phase 2b clinical trial in the second half of 2015.

Additional Markets for AVA-101

Beyond wet AMD, there are additional ophthalmic diseases where VEGF is known to play a central role, including DME and macular edema following RVO. Like wet AMD patients, these patients are currently treated with frequent injections into the eye with anti-VEGF agents.

DME is the leading cause of blindness in young adults in developed countries, affecting 12% and 28% of type 1 and type 2 diabetic patients, respectively, as published in the World Journal of Diabetes (2011). There are potentially many factors leading to the development of DME including poor control of diabetes, hypertension and dyslipidemia. These factors result in leakage of intravascular liquid into the interstitial space in the eye. Lucentis is currently approved for treatment of DME and Regeneron has recently filed for FDA approval of EYLEA for DME with the FDA.

There are an estimated 2.5 million patients in the world with RVO. In RVO, a retinal vein, which is responsible for draining blood from the eye, becomes obstructed. Both Lucentis and EYLEA have been approved in the United States, Europe and several other countries as treatments to alleviate symptoms of this disease.

AVA-201 for the Prevention of Wet AMD

According to the CDC, approximately 7.3 million patients in the United States are at high risk of developing wet AMD. Within this group, we believe that we can identify a subset of the patients at the highest risk of progressing to wet AMD through a combination of clinical and genetic factors. We believe these patients represent a highly motivated subgroup who could benefit from AVA-201 by preventing the progression from intermediate AMD to advanced wet AMD and the associated vision loss.

AVA-201 is our next generation anti-VEGF gene therapy product candidate, which we are developing for the prevention of wet AMD. AVA-201 delivers the same sFLT-1 expressing gene as AVA-101 but uses next-generation AAV vector delivery method. AVA-201 is administered by an intravitreal injection directly into the vitreous, the jelly-like substance inside the eye. Intravitreal injections are commonly performed, and represent a relatively convenient and low-risk procedure. Furthermore, AVA-201 uses an AAV vector that has been specifically selected through our proprietary directed evolution technology to overcome the physical barrier presented by the anatomy of the retina, leading to high rates of transduction of retinal cells. Based on the features of AVA-201, we are positioning this product candidate for prophylaxis use in patients with earlier forms of AMD. We expect to begin IND-enabling studies in 2015. We own exclusive rights for the development and commercialization of AVA-201 worldwide.

AVA-201 Preclinical Study

To establish proof of concept for the prevention of wet AMD, we tested whether sFLT-1 could prevent the onset of wet AMD symptoms in a non-human primate model. In this study, published in the journal Molecular Therapy (2005), non-human primates were transduced with AAV encoding sFLT-1 in one eye, and a control vector in the other eye. At 16 months, choroidal neovascularization, or growth of new blood vessels in the choroid of the eye, was induced by laser irradiation and assessed at two and four weeks. While 46% of control eyes developed lesions by Week 4, none of the treated eyes developed lesions. Therefore, a single dose of the treatment had prevented disease development 17 months later. This initial study, which used AVA-101 as a proof-of-concept, demonstrated that upregulation of sFLT-1 could effectively prevent development of choroidal neovascularization, a major symptom of wet AMD.

Long-Term Prevention of Choroidal Neovascularization in Non-Human Primates

Future Clinical Development for AVA-201

We intend to initiate IND-enabling studies for AVA-201 in 2015, followed by a Phase 1 clinical trial. If AVA-201 demonstrates efficacy for the prevention of wet AMD, we intend to pursue other indications, such as DME and RVO.

AVA-311 for the Treatment of Juvenile X-linked Retinoschisis

XLRS is an inherited retinal disease that occurs almost exclusively in males. It is caused by mutations in the RS1 gene located on the X chromosome. The RS1 protein binds to the surface of the photoreceptors and biopolar cells in the retina and is crucial in maintaining the tissue’s integrity. Disruption in the production of the RS1 protein may cause schisis, or splitting, of the retinal layers or leakage in the blood vessels of the retina. These complications lead to severe vision impairment or blindness and often manifest early in childhood. We believe that approximately 10,000 boys and young men suffer from XLRS.

As part of our Collaboration Agreement with Regeneron, we are conducting studies on AVA-311 for the potential treatment of XLRS, a genetic disease affecting boys and young men with no approved therapy. Regeneron will be responsible for various preclinical studies of AVA-311 conducted as part of our collaboration. AVA-311 is comprised of an optimized AAV vector using our directed evolution technology that intravitreally delivers the RS1 gene in the eye to potentially achieve a functional cure for patients. As part of our collaboration with Regeneron, if it exercises its option it will be responsible for all preclinical studies and clinical trials for AVA-311 and will retain worldwide commercialization rights. We have the option to share up to 35% of the development costs and profits from this product candidate.

AVA-311 Preclinical Study

Working with collaborators, we completed a preclinical study with AVA-311 in a mouse model of XLRS that mimics many of the features of the disease by suppressing the RS1 gene in mice. The mice were given a single intravitreal injection of AVA-311 in one eye, and the other eye was left untreated. Mice were monitored for four months. As shown in the immunofluorescence images in Row 1 below, treated eyes exhibited high levels of RS1 protein expression, localized in photoreceptor outer segments of the retina, at levels that are comparable to those found in normal eyes. In addition, as shown in Row 2 by the fundus photographs of the retina and in Row 3 by cross-section images based on optical coherence tomography, AVA-311 restored the appearance of a normal retina.

To evaluate retinal function, electroretinography (ERG), which measures the electrical responses of various cell types in the retina, was used in the preclinical study of AVA-311. Treated eyes exhibited significant improvement in function after one month, and this improvement was maintained over four months. Conversely, retinal function in untreated eyes was lower and continued to decline over this four-month period.

Future Opportunities

In addition to AVA-101, AVA-201 and AVA-311, we are using our Ocular BioFactory platform to develop other undisclosed product candidates. These product candidates are focused on treating prevalent and rare ophthalmic diseases where a single administration of our therapy can potentially provide a functional cure. Some of these future opportunities are highlighted in the table below.

Manufacturing

We produce our AAVs using a proprietary manufacturing process based on insect cells and baculoviruses, a common family of viruses found in invertebrates. This approach is well suited for the production of large quantities of AAVs, as it takes advantage of efficiency of viral infection coupled with the high density and scalability of insect cells grown in serum-free suspension cultures. Compared to the mammalian cell-based approaches commonly used in the field, our manufacturing process is designed to produce higher yields of vectors in a cost-effective manner.

Our BVES manufacturing process is presented in the figure below.

1)	The process begins with two DNA constructs, one encoding the therapeutic protein and the other encoding AAV helper components encoding the AAV capsid and for replication of vectors.

2)	Each DNA construct is inserted into the genome of a baculorvirus to create two types of recombinant baculoviruses.

3)	The two baculoviruses are used to transduce insect cells, which in turn produce large amounts of AAV vectors containing the therapeutic gene of interest.

4)	The transduced cells are then harvested and treated with a lysis buffer solution to burst the insect cells and release the AAV vectors.

5)	AAV vectors are then purified to remove unwanted debris.

6)	Following purification, the vectors are formulated in a physiological solution and placed in vials.

7)	The resulting drug product is then used to create an Ocular BioFactory for the treatment of ophthalmic diseases.

BVES Manufacturing Process

We have entered into a manufacturing technology license agreement pursuant to which we and Lonza Houston, Inc. are assessing certain technology potentially useful for the manufacture of our products. The license agreement provides that the parties will conduct activities to evaluate such technology and that we may elect to engage Lonza to manufacture our products. We also granted to Lonza certain licenses to practice the manufacturing technology for products other than those being developed by us, our affiliates or sublicensees.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our Ocular BioFactory platform, differentiated product candidates and scientific expertise in the field of gene therapy provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

AVA-101 will compete with a variety of therapies currently marketed and in development for wet AMD using therapeutic modalities such as biologics, small molecules and gene therapy. Existing anti-VEGFs, Lucentis, EYLEA and Avastin, are well established therapies and are widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD.

There are several other companies with marketed products or products in development for the treatment of wet AMD, including Allergan, Iconic Therapeutics, Inc., LPath Therapeutics Inc., Novartis, Ocular Therapeutix, Inc., Ophthotech Corporation, Hoffmann-La Roche Ltd., Neurotech Pharmaceuticals, Inc., Regeneron, Santen

Pharmaceuticals Co., Ltd., Valeant Pharmaceuticals North America LLC, ReGenX Biosciences LLC, Ohr Pharmaceuticals, Inc. and Mesoblast Limited.

Our preclinical product candidates are being developed for the treatment of prevalent or rare ophthalmic diseases, such as the prevention of wet AMD and XLRS, for which there are no approved therapies. However, there are multiple companies developing gene therapies for ophthalmic diseases, including Applied Genetic Technologies Coporation, Asklepios BioPharmaceutical Inc., Eos Neuroscience, Inc., GenSight Biologics, Genzyme Corporation, Hemera Biosciences, Inc., RetroSense Therapeutics, LLC, Spark Therapeutics, Inc., Oxford Biomedica plc, Sanofi-Aventis S.A., NightStaRx Limited and 4D Molecular Therapeutics, LLC.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payers.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, we expect that our therapeutic products, if approved, will be priced at a significant premium over competitive generic products and our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products.

License and Collaboration Agreements

Regeneron Research Collaboration and License Agreement

In May 2014, we entered into the Collaboration Agreement with Regeneron to research, develop and commercialize certain gene therapy products based on our proprietary viral vectors that express transgenes encoding molecules that modulate up to a total of eight specified targets, and encoding certain endogenous molecules known to bind to and modulate such targets. Such products, including AVA-311, are referred to collectively as “Products.” Pursuant to the Collaboration Agreement, we and Regeneron will conduct a research program to identify potential Products for a specified time period. Regeneron will bear all costs of performing research under the Collaboration Agreement. Regeneron has a right to substitute a certain number of such targets and may, subject to a payment to us, expand the collaboration beyond the four initially designated targets to include up to four additional targets not currently being researched or developed by Avalanche, and endogenous molecules known to bind to and modulate such additional targets, in the research program. Regeneron has an option, exercisable with respect to all Products containing transgenes expressing molecules that modulate one of the specified targets, to obtain an exclusive, worldwide license to research, develop, use, import, export, make, manufacture and commercialize such Products for the treatment, prevention or diagnosis of human disease or other medical disorders. Regeneron may exercise this option prior to the expiration of the term of the research program, within a certain time period after the acceptance for filing with the FDA of the IND for such Products. Regeneron must pay us an option fee each time it exercises an option.

Regeneron has the right to file an IND with the FDA for Products prior to exercising its option. If Regeneron exercises its option for specified Products, Regeneron will be primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing such Products.

We have a right to co-fund costs of developing, manufacturing and commercializing Products containing transgenes encoding molecules capable of modulating a target with respect to which Regeneron has exercised its option, subject to certain exceptions. We may exercise this co-funding right up to two times. If we exercise such right, we may elect to bear up to 35% of all development costs incurred for such Products. For any co-funded Products, Regeneron’s payment obligations extend until the Product is no longer sold in the applicable territory. For those Products for which we exercise this option, either party may opt out of sharing development costs for all Products containing transgenes encoding molecules capable of modulating a protein target, in which case the other party may continue to develop and commercialize such Products, subject to the payment of a royalty to the other party ranging from low-single digit to low double digit royalties. While Regeneron will record all revenue from sales of the co-funded Products, Regeneron will share in the net profits and losses of sales of any Products for which we exercised our co-funding right, with each party receiving a share of profits and bearing its share of losses in accordance with the share of development costs borne by each party for such Product, provided that neither party exercises its opt-out right for such Products.

Additionally, we granted to Regeneron a time-limited right of first negotiation for a potential license to develop and commercialize AVA-101. Such right may be exercised within a specified time period following the first Phase 1 clinical trial for AVA-101. If Regeneron wishes to exercise such right, it must make a payment to us. If Regeneron exercises its right to negotiate and makes such payment, but the parties do not enter into an agreement under which Regeneron obtains such a license, we shall be free to enter into negotiations with third parties provided that for a certain period after expiration of the negotiation period, we may not grant a third party such a license on terms that are less favorable, when taken as a whole, to us than the last proposed offer we made to Regeneron without first offering Regeneron the right to acquire or license AVA-101 on terms and conditions that provide us substantially the same economic value.

Under the Collaboration Agreement, Regeneron made an initial payment of $8.0 million dollars for collaboration research costs, a one-time option fee and a one-time license grant fee.

In addition to the initial payment, Regeneron may make the following payments to us:

•	reimbursement for additional collaboration research costs;

•	up to $80.0 million in development and regulatory milestones for product candidates directed toward each of the eight therapeutic candidates, for a combined total of up to $640.0 million in potential milestone payments for product candidates directed toward all eight therapeutic targets subject to the Collaboration Agreement; and

•	tiered, low- to mid-single digit royalties on annual net sales, subject to certain adjustments.

For each Product, Regeneron’s payment obligations extend until the last to occur of the following: (i) the discontinuation of development of the Product or (ii) once a Product is approved by the FDA, the later of (x) the duration of patent coverage for the Product or (y) ten years after first commercial sale of the Product in a particular territory.

The Collaboration Agreement continues until the expiration of the option period for all Products, which occurs on May 1, 2017 if Regeneron has not exercised any options for a Product prior to such date. If Regeneron exercises an option for a Product prior to such date, the Collaboration Agreement continues in effect with respect to that Product on a country-by-country basis until the expiration of all payment obligations under the Collaboration Agreement. The Collaboration Agreement may also be terminated (i) by Regeneron at will, either in its entirety or on a target by target basis, upon 30 days’ prior written notice to us, (ii) by either party, upon written notice in connection with a material breach remaining uncured 60 days after initial written notice, (iii) by us, if Regeneron challenges the patent rights licensed by us under the Collaboration Agreement or (iv) by either party, for insolvency of the other party.

University of California License Agreement

In May 2010, we entered into a license agreement with the Regents of University of California (Regents) as amended in September 2013. Under the license agreement, the Regents have granted to us an exclusive (even as to the Regents) license, with the right to grant sublicenses, under the Regents’ undivided interest in patent rights covering a method of using recombinant gene delivery vectors for treating or preventing diseases of the eye, to develop, make, have made, use offer for sale, import, export and sell products covered by such patent rights in all fields of use in the United States. The licensed patent rights are jointly owned by the Regents and Chiron Corporation, but our license extends only to the Regents’ interest in such patent rights.

Under the license agreement, we are required to diligently proceed with the development, manufacture and sale of licensed products, which includes obligations to meet certain development-stage milestones within specified periods of time, and to market the resulting licensed products in sufficient quantity to meet market demand. We have the right and option to extend the date by which we must meet any milestone by six-months up to two times by paying an extension fee for each such extension.

We have paid the Regents a license fee of $100,000. We are also obligated to make milestone payments totaling up to $900,000 upon reaching certain stages of development of the licensed products for one indication, and totaling up to $500,000 for each subsequent indication for which licensed products are developed, for up to a maximum of two additional indications. We must pay the Regents a low single-digit royalty on net sales of the licensed products by us or our sublicensees, subject to a minimum annual royalty payment of $50,000 beginning in the calendar year after the first commercial sale of a licensed product, until the patent rights upon which such royalties are based expire or are held invalid, which is currently expected to occur in 2020, subject to any potential patent term extensions. We are obligated to reimburse the Regents for expenses associated with the prosecution and maintenance of the licensed patents. Finally, we are obligated to pay the Regents a mid-teen percentage of non-royalty licensing revenue we receive from sublicensees.

Our license agreement with the Regents continues until the expiration of our royalty obligations. We may terminate this agreement without cause at any time upon 30 days’ prior written notice to the Regents. The Regents may terminate this agreement for a breach by us that remains uncured for 60 days, if we become insolvent, if we directly or through a third party file a claim that a licensed patent right is invalid or unenforceable or if we fail to meet or extend the date for meeting certain diligence milestones.

Intellectual Property

Overview

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

We have 60 patent applications pending in the United States and foreign jurisdictions. At least 38 patent applications have been filed in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, 12 patents have issued to us or to our licensors that are active. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including: research tools and methods, methods for transferring genetic material into cells, AAV-based biological products, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company Owned IP

We own a family of patent applications that are directed to AAV-based compositions and methods for treating or preventing eye diseases associated with neovascularization. The applications in this family relate to the AVA-101 composition, various unit dosages, dosing regimens and routes of administration. Four applications in this family are pending in the United States, and corresponding patent applications are pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, Thailand, Taiwan and South Africa. Patents that grant from this patent family are generally expected to expire in 2033, subject to possible patent term extensions.

We are also pursuing innovative ways to regulate the expression of transgenes in tissues. To that end, we have, in collaboration with Stanford University, filed a U.S. patent application that is directed to methods for regulating gene expression in a subject. Any patents that grant from this application are expected to expire in 2033, subject to possible patent term extensions.

Licensed IP

We have obtained exclusive licenses to patents directed to both compositions of matter and methods of use.

For example, we have exclusively licensed the rights of the Regents to a U.S. patent directed to methods of treating ocular disease that relate to methods of using AVA-101. This patent is co-owned by the Regents and by Chiron Corporation, and will expire in 2020, unless a term extension is obtained for such patent. There are no foreign patents in this patent family.

We have exclusively licensed several families of patents and applications that relate to variant rAAV virions having desirable characteristics, such as increased infectivity, as well as novel methods to screen for such variants.

One patent family that we have exclusively licensed includes granted patents in Australia, Germany, France, the United Kingdom and Spain; three pending U.S. patent applications; and a pending patent application in Canada. The patents are projected to expire in 2024, subject to possible patent term extensions, as are any patents that granted from the pending applications.

Another patent family that we have exclusively licensed includes a granted U.S. patent that is projected to expire in 2031 and a pending U.S. patent application which, if granted, is also projected to expire in 2031, in both cases subject to possible patent term extensions.

A third patent family that we have exclusively licensed includes three pending U.S. patent applications and pending corresponding applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, Russia, Singapore and South Africa. Patents that grant from this patent family are generally expected to expire in 2032, subject to possible patent term extensions.

We have also nonexclusively licensed rights to a patent family that includes an issued European patent and related Chinese and U.S. patent applications directed to methods of manufacturing. The European patent is expected to expire in 2027, as are any patents that may grant from the related patent applications.

Trademark Protection

We have registered trademarks in connection with our biological products. We may pursue additional registrations for future products in markets of interest. In addition to the above, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will help us develop products based on our proprietary intellectual property.

Trade Secret Protection

Finally, we may rely, in some circumstances, on trade secrets to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of our product candidates. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, and export and import of our product candidates.

In the United States, the FDA regulates drug and biologic products under the Federal Food, Drug, and Cosmetic Act (FFDCA), and the FDA implements regulations and other laws, including, in the case of biologics, the Public Health Service Act. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. Our product candidates may be subject to regulation by the FDA as biologics. Biologics require the submission of a Biologics Licensing Application (BLA) and approval by the FDA before being marketed in the United States. Similarly, FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States.

The process required by the FDA before our product candidates may be marketed in the United States generally involves:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s current Good Laboratory Practice regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials in the United States may begin;

•	approval by an independent IRB at each clinical trial site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	prior to commercialization satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations;

•	submission to the FDA of a BLA or a new drug application (NDA);

•	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

•	FDA review and approval of the BLA or NDA prior to any commercial marketing, sale or shipment of the product.

The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly by not objecting before each clinical trial can begin.

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An IRB for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice (GCP) requirements, including the requirements for informed consent.

All clinical research performed in the United States in support of a BLA or an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA or an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

Clinical Trials

For purposes of BLA or NDA submission and approval, clinical trials are typically conducted in three or four sequential phases, which may overlap or be combined.

•	Phase 1: Clinical trials are initially conducted in a limited population of subjects to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.

•	Phase 2: Clinical trials are generally conducted in a limited subject population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the product candidate for specific targeted indications in subjects with the disease or condition under study.

•	Phase 3: Clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a product candidate. Phase 3 clinical trials are generally undertaken with large numbers of subjects, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse subject population at multiple, geographically-dispersed clinical trial sites.

•	Phase 4: In some cases, the FDA may condition approval of a BLA or an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after the product’s approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the product. Such post approval trials are typically referred to as Phase 4 clinical trials.

These phases of testing may not be completed successfully within any specified period, if at all. Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Biologics License Applications and New Drug Applications

The results of preclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the product, are submitted to the FDA in the form of a BLA or an NDA requesting approval to market the product for one or more specified indications. The FDA reviews a BLA or an NDA to determine, among other things, whether a product is safe and effective for its intended use.

Once a BLA or an NDA has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to BLAs and NDAs within ten months of the filing date for standard review, but this timeframe is also often extended and FDA review may not occur in a timely basis at all. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of a BLA or an NDA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional clinical data or an additional Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Moreover, even if a product receives approval, the approval may be significantly limited to specific disease and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Once the FDA approves a BLA or an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such product or require a recall of any biologic or drug already on the market. In addition, the FDA may require testing, including Phase IV clinical trials and surveillance programs to monitor the effect of approved biologics or drugs which have been commercialized. The FDA has the authority to prevent or limit further marketing of a biologic or drug based on the results of these post-marketing programs.

Drugs and biologics may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement or a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Before approving an application, the FDA will inspect the facility or the facilities at which the finished biologic or drug product, and sometimes, for drug products, the active drug ingredient, is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the product unless compliance with GCP requirements is satisfactory.

The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our product candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing drugs. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the biologics or drugs. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement or an NDA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to a BLA or an NDA, the FDA has up to 180 days to review the application. As with new BLAs and NDAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Other Regulatory Requirements

Any biologics or drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Biologic and drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. Adverse event reporting and submission of periodic reports are also required following the FDA approval of a BLA or an NDA. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution or withdraw approval of the BLA for that biologic or the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of biologics and drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Other Healthcare Laws and Regulations

If we obtain regulatory approval for any of our product candidates, we may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	HIPAA, as amended by HITECH, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and impact our financial results.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care plans, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on cost containment measures in the United States and other countries has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

International Regulation

In addition to regulations in the United States, we or our collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we or our collaborators must obtain approval of a drug by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the drug in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The decentralized procedure includes selecting one reference member state (RMS), and submitting to more than one member state at the same time. The RMS National Competing Authority conducts a detailed review and prepares an assessment report, to which concerned member states provide comment. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states post-initial approval. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we or our collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future drugs.

Environmental Regulation

We are subject to numerous foreign, federal, state and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and end-of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, including requirements in the European Union relating to the restriction of use of hazardous substances in products, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Employees

As of February 28, 2015, we had 52 full-time employees, including a total of 18 employees with M.D. or Ph.D. degrees. Within our workforce, 35 employees are engaged in research and development and 17 in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Corporate and Available Information

We were incorporated in Delaware in 2006. We completed the initial public offering of our common stock in August 2014. Our common stock is currently listed on The NASDAQ Global Market under the symbol “AAVL.” We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements.

Our principal executive offices are located at 1035 O’Brien Drive, Suite A, Menlo Park, CA 94025, and our telephone number is (650) 272-6269. Our website address is www.avalanchebiotech.com. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for AVA-101, a gene therapy product targeting vascular endothelial growth factor (VEGF) currently under development for the treatment of wet age-related macular degeneration (AMD), and our other product candidates. For the year ended December 31, 2014, we reported a net loss of $25.4 million. As of December 31, 2014, we had an accumulated deficit of $36.7 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if AVA-101 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. As of the date of this Annual Report on Form 10-K, the FDA has not approved any gene therapy products for sale and only one gene therapy product has been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either Europe or the United States. Approvals by the EMA may not be indicative of what the FDA may require for approval.

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

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of subjects with wet AMD for each of our planned clinical trials of AVA-101. Potential subjects for AVA-101 may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies. We also may encounter difficulties in identifying and enrolling wet AMD subjects with a stage of disease appropriate for our planned clinical trials. In addition, we and our collaboration partner, Regeneron, are developing AVA-311 for the treatment of X-linked retinoschisis (XLRS), an orphan indication. Enrollment of eligible subjects with orphan diseases may be limited or slower than we anticipate in light of the small subject populations involved. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or other foreign regulatory agencies. In addition, the process of finding and diagnosing subjects may prove costly.

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

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than AVA-101 or our other product candidates. For example, AVA-101 will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules and gene therapy. Lucentis, EYLEA and Avastin® are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including Allergan, Iconic Therapeutics, Inc., LPath Therapeutics Inc., Novartis, Ocular Therapeutix, Inc., Ophthotech Corporation, Hoffmann-La Roche Ltd., Neurotech Pharmaceuticals, Inc., Regeneron, Santen Pharmaceuticals Co., Ltd., Valeant Pharmaceuticals North America LLC, ReGenX Biosciences LLC, Ohr Pharmaceuticals, Inc. and Mesoblast Limited.

Our preclinical product candidates are being developed for the treatment of prevalent or rare ophthalmic diseases, such as the prevention of wet AMD and XLRS, for which there are no approved therapies. However, there are multiple companies developing gene therapies for ophthalmic diseases, including Applied Genetic Technologies Coporation, Asklepios BioPharmaceutical Inc., Eos Neuroscience, Inc., GenSight Biologics, Genzyme Corporation, Hemera Biosciences, Inc., RetroSense Therapeutics, LLC, Spark Therapeutics, Inc., Oxford Biomedica plc, Sanofi-Aventis S.A., NightStaRx Limited and 4D Molecular Therapeutics, LLC.

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

Because as of February 28, 2015 we have only 52 full-time employees, we will need to grow our organization substantially to continue development and pursue the potential commercialization of AVA-101 and our other product candidates, as well as function as a public company. As we seek to advance AVA-101 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report on Form 10-K, others may hold proprietary rights that could prevent AVA-101 or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market AVA-101 or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing AVA-101 or our other product candidates, which could harm our business, financial condition and operating results.

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

Risks Related to Our Common Stock

We previously identified and have remediated a material weakness in our internal control over financial reporting. If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to prepare accurate and timely consolidated financial statements being prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2015. When we lose our status as an “emerging growth company” and if we reach an accelerated filer threshold, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting, and the related report will also be required to be included in our annual reports filed with the SEC. However, for so long as we remain an emerging growth company and also not an accelerated filer, we intend to take advantage of an exemption available to companies meeting these criteria from these auditor attestation requirements. Section 404 of the Sarbanes-Oxley Act of 2002 compliance requirements are complex and require significant documentation, testing, and possible remediation.

To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our financial reporting systems including our information technology systems; implement additional financial reporting controls, and hire additional accounting and finance staff. If we (or our auditors if they are required to assess and attest to the effectiveness of our internal control over financial reporting) are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

Our management previously identified deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting as of December 31, 2013 and which related to the design and operation of our control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We did not maintain an effective control environment, which is the foundation for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel to perform control monitoring activities, (ii) an insufficient number of personnel with an appropriate level of knowledge of U.S. GAAP to determine that our consolidated financial statements were properly prepared in accordance with U.S. GAAP, (iii) insufficient management involvement to identify and resolve errors in recording transactions and (iv) inadequate processes for the preparation and review of our consolidated financial statements.

Subsequent to the identification of the material weakness, we hired an experienced Chief Financial Officer, Corporate Controller and additional skilled accounting and finance staff members, (b) formalized and implemented our accounting policies and internal controls and the related documentation and (c) strengthened our accounting systems, financial statements review procedures and the supervisory reviews by our management that are performed during the financial close process and which support the accurate and timely preparation of consolidated financial statements that are fairly presented in accordance with US GAAP. These improvements to our internal control infrastructure were implemented during 2014, and were in place in connection with the preparation of our consolidated financial statements for the year ended December 31, 2014. As such, we believe that these initiatives have remediated the material weakness in internal control over financial reporting as of December 31, 2014.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2014 we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The NASDAQ Stock Market, the Securities and Exchange Commission (SEC) or other regulatory authorities. Failure to implement and maintain effective internal control over financial reporting, including failure to remediate any material weaknesses we or our auditors identify, could also restrict our future access to the capital markets.

An active public market for our common stock may not persist.

We completed our initial public offering (IPO) on August 5, 2014. Prior to that offering, there had been no public market for shares of our common stock, and an active public market for our shares may not persist. The lack of an active market may impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and other such as:

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

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert control over matters subject to stockholder approval.

As of February 28, 2015, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 55.43% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•	the authorization of the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	the limitation of the removal of directors by the stockholders;

•	a staggered board of directors;

•	the prohibition of stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	the elimination of the ability of stockholders to call a special meeting of stockholders;

•	the ability of our board of directors to accelerate the vesting of outstanding option grants upon certain transactions that result in a change of control; and

•	the establishment of advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

As of February 28, 2015, we have a total of 25,221,495 shares of common stock outstanding. Of these shares, approximately 4,820,426 shares of our common stock are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our public offering consummated on January 13, 2015 and will become freely tradeable on April 7, 2015, subject to certain provisions of the lock-up agreement, and to volume limitations under Rule 144 of the Securities Act of 1933, as amended. Jefferies LLC and Cowen and Company, LLC, however, may, in their sole discretion, permit our officers, directors and stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of February 28, 2015, 8,224,024 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 11,217,978 shares of our outstanding common stock, or approximately 44.48% of our total outstanding common stock as of February 28, 2015, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 90-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2014, the Company had U.S. federal NOL carryforwards of approximately $39.6 million to offset future federal income. NOLs expire at various years beginning with 2026. As of December 31, 2014, the Company also had U.S. state NOL carryforwards of approximately $41.0 million to offset future state income. U.S. State NOLs expire at various years beginning with 2016. If over a rolling three-year period, the cumulative change in our ownership exceeds 50 percentage points (as determined under applicable Treasury regulations) under Section 382 of the Internal Revenue Code of 1986, as amended (Code), our ability to utilize our U.S. federal net operating loss (NOL) carryforwards and other pre-change tax attributes (such as research tax credits) to offset future taxable income or taxes may be limited. We have experienced at least two ownership changes since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. Our ability to utilize our NOL carryforwards may be further limited as a result of subsequent ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Menlo Park, California, where we lease and occupy approximately 36,000 square feet of office space. The current term of our lease expires on May 8, 2020, with an option to extend the term through May 8, 2024. We believe that our existing facilities are adequate for our current needs. When our lease expires, we may exercise our renewal option or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Market under the symbol “AAVL” since July 31, 2014. Prior to July 31, 2014, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

YEAR ENDED DECEMBER 31, 2014	HIGH	LOW
Third Quarter (beginning July 31, 2014)	$36.78	$22.00
Fourth Quarter	$57.37	$28.74

As of February 28, 2015, we had approximately 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return of an investment of $100 in cash on July 31, 2014, which is the date our common stock first began trading on the NASDAQ Global Market, through December 31, 2014 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotech Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	July 31, 2014	September 30, 2014	December 31, 2014
Avalanche Biotechnologies, Inc. (AAVL)	$100.00	$122.15	$192.93
NASDAQ Composite Index (IXIC)	$100.00	$102.83	$108.38
NASDAQ Biotech (NBI)	$100.00	$108.98	$121.12

Recent Sales of Unregistered Securities

From January 1, 2014 to December 31, 2014, we sold and issued the following unregistered securities:

1.	Prior to filing our registration statement on Form S-8 in October 2014, we sold an aggregate of 213,021 shares of common stock to a consultant for cash consideration in the aggregate amount of $2,673.99 upon the exercise of stock options and stock awards.

2.	Prior to filing our registration statement on Form S-8 in October 2014, we granted stock options and stock awards to employees, directors and consultants under our Amended and Restated 2006 Equity Incentive Plan covering an aggregate of 1,492,600 shares of common stock, at an average exercise price of $8.83 per share through July 30, 2014. Of these, options covering 55,000 shares were cancelled without being exercised.

3.	Prior to filing our registration statement on Form S-8 in October 2014, we granted stock options and stock awards to employees under our 2014 Equity Incentive Award Plan covering an aggregate of 197,500 shares of common stock, at an average exercise price of $33.70 per share through October 13, 2014.

4.	In January and April 2014, we issued unsecured subordinated convertible promissory notes to one accredited investor in an aggregate principal amount of $2.0 million. In April 2014, the aggregate principal amount on such convertible promissory notes converted into 295,115 shares of our Series B convertible preferred stock.

5.	In March 2014, we issued warrants to purchase an aggregate of 25,000 shares of our common stock at a price per share of $2.75 to one accredited investor.

6.	In April 2014, we repurchased an aggregate of 531,208 shares of our Series A convertible preferred stock from one accredited investor at a price per share of $7.53 for an aggregate purchase price of approximately $4.0 million.

7.	In April 2014, we sold an aggregate of 7,321,003 shares of our Series B convertible preferred stock for $55 million, which included conversion of the aggregate principal amount on convertible promissory notes described above, to 45 accredited investors.

Use of Proceeds

On August 5, 2014, we closed our IPO and issued 6,900,000 shares of our common stock at an initial offering price of $17.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File Nos. 333-197133 and 333-197739), which was declared effective by the SEC on July 30, 2014. The joint book-running managers for the IPO were Jefferies LLC, Cowen and Company, LLC and Piper Jaffray & Co. The aggregate offering price to the public for the shares sold in the IPO was $117.3 million. We received net proceeds from the IPO of approximately $106.5 million, after deducting underwriting discounts and commissions of approximately $8.2 million and expenses of approximately $2.6 million payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 31, 2014 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2014.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS DATA:
Revenue:
Collaboration and license revenue	$572	$—	$—
Government grant revenue	—	480	30

Total revenue	572	480	30
Operating expenses:
Research and development	16,976	2,151	1,310
General and administrative	7,998	1,783	536

Total operating expenses	24,974	3,934	1,846

Operating loss	(24,402)	(3,454)	(1,816)
Other (expense) income:
Interest expense	(18)	(73)	(8)
Other (expense) income, net	(21)	(4)	(6)
Changes in fair value of embedded derivative	—	18	6
Changes in fair value of warrant liabilities	(759)	(92)	13
Loss on extinguishment of related-party convertible notes	(204)	(1,671)	—

Total other (expense) income, net	(1,002)	(1,822)	5

Net loss	(25,404)	(5,276)	(1,811)
Deemed dividend (1)	(3,230)	—	—

Net loss attributable to common stockholders	(28,634)	(5,276)	(1,811)

Foreign currency translation adjustment	(17)	19	8

Comprehensive loss	$(25,421)	$(5,257)	$(1,803)

Net loss per share attributable to common stockholders —basic and diluted	$(2.46)	$(1.44)	$(0.50)

Weighted-average common shares outstanding —basic and diluted	11,651	3,673	3,643

(1)	In April 2014, we repurchased 531,208 shares of Series A convertible preferred stock for $4.0 million. The difference between the repurchase price of $7.53 per share and original issuance price of $1.45 per share was recorded as a deemed dividend of $3.2 million to a preferred stockholder and effected the calculation of net loss attributable to common stockholders and net loss per share for the year ended December 31, 2014.

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalent	$159,404	$564	$357
Working capital	154,807	(340)	(457)
Total assets	161,906	1,085	386
Common stock warrant liability	—	42	5
Convertible preferred stock warrant liability	—	91	36
Convertible preferred stock	—	7,992	2,471
Accumulated deficit	(36,715)	(8,869)	(3,593)
Total stockholders’ equity (deficit)	149,483	(8,210)	(3,468)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

We are targeting a variety of prevalent and rare genetic ophthalmic diseases with significant unmet medical need. Our lead product candidate is AVA-101 for the treatment of wet age-related macular degeneration (AMD). We believe that this product candidate could transform the treatment paradigm and address the unmet need in the large wet AMD market.

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

In addition to AVA-101, our Ocular BioFactory platform has generated other promising product candidates for the treatment of severe ophthalmic diseases, including AVA-201 and AVA-311. We are developing AVA-201 as a next-generation product candidate for the prevention of wet AMD. AVA-201 produces the same anti-vascular endothelial growth factor (VEGF) protein as AVA-101 using a proprietary, customized delivery mechanism, or vector, that can be administered earlier in the disease progression, before the onset of wet AMD. We own worldwide rights to AVA-201. AVA-311 is being developed in collaboration with our partner Regeneron Pharmaceuticals, Inc. (Regeneron) for the treatment of X-linked retinoschisis (XLRS), a rare genetic disease of the retina with no approved therapy. Based on preclinical studies to date, AVA-311 has been shown to delay the progression of XLRS and improve vision by effectively delivering functional copies of the RS1 gene in retinal cells of mice.

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

On August 5, 2014, we completed our initial public offering (IPO). As a result, the following transactions were recorded in our consolidated financial statements in the third quarter of 2014:

•	the sale of 6,900,000 shares of common stock, including 900,000 from the exercise by the underwriters of their option to purchase additional shares, at an offering price of $17.00 per share, for net proceeds of $106.5 million, after deducting the underwriters’ discounts, commissions and offering expenses;

•	concurrent with the IPO, the private placement of 588,235 shares of our common stock to Regeneron at the offering price of $17.00 per share for gross proceeds of $10.0 million and no underwriting discounts or commissions;

•	immediately prior to the completion of the IPO, all the outstanding shares of our convertible preferred stock were converted into 10,689,027 shares of common stock; and

•	immediately prior to the completion of the IPO, all outstanding warrants for convertible preferred stock and common stock were exercised into 407,131 shares of common stock for $0.6 million.

On January 13, 2015, we completed a public offering of 2,369,375 shares of our common stock (Follow-on Offering), which includes 359,918 shares we issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and we received net proceeds of approximately $130.5 million, after underwriting discounts, commissions and estimated offering expenses.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at December 31, 2014, we had an accumulated deficit of $36.7 million, primarily as a result of research and development and general and administrative expenses. We expect to incur substantial losses from operations in the foreseeable future as we continue our research and development efforts, advance AVA-101 and other product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval and prepare for, and if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

See “Risk Factors—Risks Related to Our Financial Position and Need for Capital—We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.”

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from approved product sales, we have not yet generated any revenue from approved therapeutic product candidates.

Prior to the IPO, we financed our operations through private placements of convertible notes and preferred stock with our investors, funding under our government grants and revenue from research collaboration and license agreements. We entered into our first license revenue generating agreement during the first quarter of 2014. We have never been profitable and have incurred net losses in each year since commencement of our operations.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to a third party. Additionally, we currently utilize third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have a sales organization.

We expect to incur significant and increasing losses from operations for the foreseeable future, and we can provide no assurance that we will ever generate significant revenue or profits. In April 2014, we received gross proceeds of $52.9 million from the sale of shares of Series B convertible preferred stock, of which $4.0 million was used to repurchase outstanding shares of Series A convertible preferred stock from an existing investor. We also converted the outstanding balance under our related-party convertible notes of $2.0 million into shares of Series B convertible preferred stock. In May 2014, we received initial payments of $8.0 million in connection with our collaboration with Regeneron. On August 5, 2014, we completed our IPO of shares of our common stock, sold stock in a concurrent private placement and received net proceeds of $116.5 million after deducting underwriting discounts, commissions and offering expenses. As of December 31, 2014, we had $159.4 million in cash and cash equivalents. We believe we will have sufficient funds to operate through at least December 31, 2015.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of AVA-101 and any additional product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our existing Phase 2a clinical trial and any Phase 2b and Phase 3 clinical trials that we may conduct for AVA-101. We will need substantial additional funding to support our operating activities as we advance AVA-101 and other potential product candidates through clinical development, seek regulatory approval and prepare for, and if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all.

Revenue

To date we have not generated any revenue from the sale of our products. In May 2014, we entered into a multi-year license and development agreement with Regeneron. Under the terms of the agreement, we received initial payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the right of first negotiation for a potential license to develop and commercialize AVA-101. As the agreement provides for multiple deliverables, we account for this agreement as a multiple elements revenue arrangement. If deliverables do not appear to have a standalone fair value, they were combined with other deliverables into a unit of accounting with standalone fair value. We allocated the $8.0 million received to the fair values of the two units of accounting identified in the arrangement. We expect to recognize $6.5 million for research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, we will recognize revenue on a straight-line basis over the eight-year performance period. The remaining $1.5 million allocated to the second unit of accounting for the time-limited right of first negotiation for AVA-101 is deferred and will be recognized during the period when Regeneron has exclusive access to the results of Phase 2a clinical trials.

During the year ended December 31, 2014, we recognized $0.5 million under the Regeneron agreement. Prior to that period, we had previously only recognized revenue in connection with a license agreement for our technology and under government grants.

Our ability to generate product revenue and become profitable depends upon our ability to successfully develop and commercialize our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the amount or timing of product revenue. Even if we are able to generate revenue from the sale of our products, we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

Other Income (Expense), Net

Other income (expense), net is comprised mainly of changes in the fair value of common stock warrant liabilities and preferred stock warrant liabilities. For a description of our valuation methods, see “—Estimated fair value of obligation to issue a common stock warrant and convertible preferred stock warrant liabilities” under “Critical accounting policies, significant judgments and use of estimates.” At the time of the IPO, all outstanding warrants were exercised, and as a consequence, we do not expect to have any other income (expense), net related to changes in the fair value of warrant liabilities in future periods.

In April 2014, we recorded a $0.2 million loss related to the conversion of all outstanding convertible notes into Series B convertible preferred stock and we do not expect such charges in future periods.

Critical Accounting Policies, Significant Judgments and Use of Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We have primarily generated revenue through a research and collaboration arrangement with a strategic partner for the development and commercialization of product candidates, and a license agreement related to the licensing of certain of our intellectual property. Additionally, we have historically generated grant revenue from research and development programs.

We recognize revenue in accordance with Accounting Standards Codification Topic 605, Revenue Recognition (ASC 605). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

In May, 2014, we entered into a research collaboration and license agreement with Regeneron. As a result, we have updated our revenue recognition accounting policy and we are recognizing revenue under the agreement as discussed in Note 2 of the accompanying consolidated financial statements.

Government grants provide funds for certain types of expenditures in connection with research and development activities over a contractually defined period. Revenue related to government grants is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable performance obligations under the government grants have been met. We intend to continue to evaluate pursuing additional government grant opportunities on a case-by-case basis.

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

Accrued Research and Development Expense

We estimate our accrued research and development expenses as of each balance sheet date. This process involves reviewing contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. Expenses that are paid in advance of performance are deferred as a prepaid expense and expensed as the services are provided.

Examples of estimated accrued research and development expenses include fees to:

•	contract manufacturers in connection with the production of clinical trial materials;

•	CROs and other service providers in connection with clinical studies;

•	investigative sites in connection with clinical studies;

•	vendors in connection with preclinical development activities; and

•	services providers for professional service fees such as consulting and related services.

Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred. However, due to the nature of these estimates, we cannot assure you that we will not adjust our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activities.

Stock-Based Compensation Expense

We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes valuation model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. We have used the Black-Scholes valuation model to assist us in determining the fair value of stock-based awards. The Black-Scholes valuation model requires the use of subjective and highly complex assumptions which determine the fair value of stock-based awards.

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	YEARS ENDED DECEMBER 31
	2014	2013	2012
Expected volatility	79%	80%	82%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.9%	1.0%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2014, there was $15.1 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.5 years.

Stock Options Granted to Non-Employees

We used the following weighted-average assumptions in estimating non-employees stock-based compensation expense:

	YEARS ENDED DECEMBER 31
	2014	2013	2012
Expected volatility	79%	79%	78%
Expected term (in years)	7.5	7.9	9.0
Risk-free interest rate	2.2%	1.8%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2014, there was $3.4 million of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 2.9 years.

Expected volatility. We estimate expected volatility based on the average historical volatility of a peer group of comparable publicly traded life sciences and biotechnology companies with product candidates in similar stages of clinical development, as we do not have sufficient trading history for our common stock. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Expected term. We derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as we have limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. Expected term for non-employee awards is based on the remaining contractual term of an option on each measurement date.

Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected dividend yield. We have never paid any dividends and do not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. We estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

The following table sets forth our total stock-based compensation expense for awards granted in the years ended December 31, 2014, 2013 and 2012:

(in thousands)	YEARS ENDED DECEMBER 31
	2014	2013	2012
Research and development	$7,331	$362	$54
General and administrative	1,236	153	22

Total	$8,567	$515	$76

Fair value of common stock. The fair value of the shares of common stock underlying our stock options has historically been determined by our board of directors. Because there has been no public market for our common stock and in the absence of recent arm’s-length cash sales transactions of our common stock with independent third parties, our board of directors has determined the fair value of our common stock by considering at the time of grant a number of objective and subjective factors, including the following: independent third-party valuations as of December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014; progress of research and development activities; our operating and financial performance, including our levels of available capital resources; rights and preferences of our common stock compared to the rights and preferences of our other outstanding equity securities; equity market conditions affecting comparable public companies, as reflected in comparable companies’ market multiples, initial public offering (IPO) valuations and other metrics; the achievement of enterprise milestones, including our progress in clinical trials and potential collaborations with partners; the likelihood of achieving a liquidity event for the shares of common stock, such as an IPO given prevailing market and biotechnology sector conditions; sales of our convertible preferred stock in arms-length transactions; the illiquidity of our securities by virtue of being a private company; business risks; and management and board experience.

The independent third-party valuations used the income, guideline and transaction approaches based on our expected future cash flows and applied a discount for lack of marketability. The guideline approach measures value on a minority-interest basis; the transaction and income approaches measure value on a controlling basis. This approach is outlined in the American Institute of Certified Public Accountants (AICPA) Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” as the probability-weighted expected return method (PWERM). Enterprise values were calculated based on three exit scenarios, including an IPO, a partnership for the development of our product candidate either in an earlier stage or a late stage of clinical development and a corporate failure. Each value was weighted based on the probability of each event’s occurrence to arrive at an indicated enterprise value. In estimating the value of equities, management estimated a term for each of the IPO, partnership or corporate failure scenarios.

Following the completion of our IPO in August 2014, the fair value of our common stock generally is determined by reference to the closing sales price of a share of our common stock on the grant date.

Estimated Fair Value of Our Convertible Preferred Stock

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K, we prepared retrospective valuations of the fair value of our Series A convertible preferred stock for financial reporting purposes as of September 30, 2013, November 12, 2013 and December 31, 2013 to assist our board of directors in reevaluating the fair value of our convertible preferred stock. The estimated fair value of our Series A convertible preferred stock was determined using a PWERM model, as discussed above in the fair value of common stock. On August 28, 2012, we entered into a convertible note payable agreement with a related party investor for the issuance and sale of up to an aggregate principal amount of $2.0 million of convertible notes (2012 Notes). On November 12, 2013, we issued 1,419,959 shares of Series A convertible preferred stock upon the conversion of the 2012 Notes, and issued 689,655 shares of Series A convertible preferred stock to a potential collaborator for cash, in each case at a price of $1.45 per share. The estimated fair value of Series A convertible preferred stock was $2.63 per share on the issuance date. In fiscal 2013, we recorded a loss on extinguishment of the 2012 Notes of $1.7 million, and an expense of $0.8 million associated with collaboration acquisitions costs which are recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.

In connection with the completion of the IPO in August 2014, all outstanding shares of convertible preferred stock were converted into common stock on a one-for-one basis.

Estimated Fair Value of Obligation to Issue a Common Stock Warrant and Convertible Preferred Stock Warrant Liabilities

We previously issued warrants to purchase shares of our convertible preferred stock to certain investors in connection with convertible note purchase agreements entered into between 2006 and 2009. In addition, as of December 31, 2013, we had an obligation to issue a warrant to purchase common stock in connection with the license agreement we entered into with LEI in 2010. Both the convertible preferred stock warrants and the obligation to issue a warrant to purchase common stock were accounted for as liabilities and were initially recorded at fair value. We have recorded the obligation to issue a warrant to purchase common stock as a derivative liability as the terms of the warrants are not fixed due to potential adjustments in the exercise price issuable under the warrants. At each balance sheet date, gains and losses arising from changes in fair value of these liabilities are recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss while such instruments are outstanding and classified as liabilities. The fair value of the liabilities is determined using an option pricing model, based on inputs as of the valuation measurement dates, including the estimated fair value of our stock, the estimated volatility of the price of our stock, the expected term of the warrants and the risk-free interest rates. Refer to Note 10, Warrants, for key assumptions used in the valuation at each reporting period, in our consolidated financial statements included this Annual Report on Form 10-K. The convertible preferred stock and common stock warrant liabilities will increase or decrease each period based on the fluctuations of the fair value of the underlying security. A significant fluctuation in the common or convertible preferred stock fair value would result in a material change in the fair values of the convertible preferred stock and common stock warrant liabilities.

We adjusted the obligation to issue a warrant to purchase common stock liability for changes in fair value on an ongoing basis until the warrant was issued in March 2014 and the exercise price for the warrants became fixed. At such time we reclassified the liability to additional paid-in capital and no further change in fair value were recorded. In connection with the completion of the IPO in August 2014, all of the outstanding warrants to purchase convertible preferred stock were exercised. As a result of the exercises, we recorded a $0.8 million loss related to the change in fair value in our consolidated statements of operations and comprehensive loss and reclassified the fair value of $0.9 million to stockholders’ equity.

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2014 and 2013 of approximately $12.5 million and $2.5 million, respectively. We intend to maintain a full valuation allowance on the federal, state and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2014, the Company had U.S. federal NOL carryforwards of approximately $39.6 million to offset future federal income. NOLs expire at various years beginning with 2026. As of December 31, 2014, the Company also had U.S. state NOL carryforwards of approximately $41.0 million to offset future state income. U.S. State NOLs expire at various years beginning with 2016. At December 31, 2014, the Company also had approximately $0.2 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

Under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We believe that we have experienced at least two ownership changes under Section 382 which will result in limitations in our ability to utilized net operating losses and credits. In addition, we may experience ownership changes as a result of our previous or future offerings or other changes in the ownership of our stock. As a result, the amount of the NOL carryforwards and research and credit carryforwards presented in our financial statements could be limited and may expire unutilized.

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest and penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2014, 2013 and 2012.

Emerging Growth Company Status

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the periods indicated:

	YEARS ENDED DECEMBER 31,		INCREASE/ (DECREASE)
(in thousands)	2014	2013
Collaboration and license revenue	$572	$—	$572
Government grant revenue	—	480	(480)

Total revenue	572	480	92
Operating expenses:
Research and development	16,976	2,151	14,825
General and administrative	7,998	1,783	6,215

Total operating expenses	24,974	3,934	21,040
Operating loss	(24,402)	(3,454)	(20,948)
Other (expense) income:
Interest expense	(18)	(73)	55
Other (expense) income, net	(21)	(4)	(17)
Changes in fair value of embedded derivative	—	18	(18)
Changes in fair value of warrant liabilities	(759)	(92)	(667)
Loss on extinguishment of related party convertible notes	(204)	(1,671)	1,467

Net loss	$(25,404)	$(5,276)	$(20,128)
Deemed dividend	(3,230)	—	(3,230)

Net loss attributable to common stockholders	$(28,634)	$(5,276)	$(23,358)

Revenue

Collaboration and license revenue increased by $0.6 million for the year ended December 31, 2014, as we recognized revenue from the Regeneron agreement and from a license agreement entered into during the first quarter of 2014. Government grant revenue decreased to zero for the year ended December 31, 2014 from $0.5 million for the year ended December 31, 2013, as we completed the work performed under the government grants during the 2013 fiscal year.

Research and Development Expense

Research and development expense increased to $17.0 million for the year ended December 31, 2014 from $2.2 million for the year ended December 31, 2013. The increase in research and development expense was primarily due to increases of $7.0 million in stock-based compensation expenses, $3.0 million in expenses related to an increase in our employee headcount, $2.5 million in drug product process development expenses and laboratory supplies and $1.6 million in external consulting expenses and research studies. Expenses during the year ended December 31, 2013 benefited from reimbursement of $0.8 million from the Australian tax authorities recorded as a reduction in research and development expense as compared to $0.1 million during 2014. For the periods presented, substantially all of our research and development expense related to our development activity for AVA-101 for the treatment of wet AMD, and the other potential product candidates in our development program. We expect research and development expenses to increase in future periods as we continue to invest in our pipeline products and AVA-101 in late-stage clinical trials.

General and Administrative Expense

General and administrative expense increased to $8.0 million for the year ended December 31, 2014 from $1.8 million for the year ended December 31, 2013. The increase in general and administrative expense was primarily due to increases of $1.8 million related in an increase in our employee headcount, $1.1 million in stock-based compensation expenses, $1.6 million in public company-related expenses and overhead and $2.5 million in consulting and professional service expenses, as we expanded our operations. We also recorded a $0.8 million non-cash one-time charge of collaboration acquisition costs in 2013 related to the issuance of 689,655 shares of Series A convertible preferred stock to a potential collaborator for cash at a price per share below the fair value of such shares. We expect general and administrative costs to increase in future periods, reflecting both the increased costs in connection with the future commercialization of AVA-101 and our pipeline products, as well as an expanded infrastructure and increased professional fees associated with being a public company.

Interest Expense

Interest expense decreased to $18,000 for the year ended December 31, 2014 from $73,000 for the comparable period in 2013 as outstanding convertible notes were converted into Series B convertible preferred stock in April 2014.

Changes in Fair Value of Embedded Derivative

We recorded an embedded derivative liability in connection with our 2012 Notes. For the year ended December 31, 2013, we recorded income of $18,000 for the change in fair value of the embedded derivative liability. In November 2013, upon conversion of the 2012 Notes into Series A convertible preferred stock, the embedded derivative was reversed.

Changes in Fair Value of Warrant Liabilities

We recorded changes in the fair value of warrant liabilities of ($0.8) million for the year ended December 31, 2014, compared to ($92,000) for the year ended December 31, 2013. In connection with the completion of the IPO in August 2014, all of the outstanding warrants to purchase convertible preferred stock were exercised. As a result of the exercises, we recorded a $0.8 million loss related to the change in fair value in our consolidated statements of operations and comprehensive loss.

Loss on Extinguishment of Related Party Convertible Notes

In April 2014, we converted the outstanding balance under our related-party convertible notes of $2.0 million into 295,115 shares of Series B convertible preferred stock at 90% of the purchase price paid by other investors, in accordance with the terms of the agreement. As a result, we recorded a loss on the extinguishment of convertible notes of $0.2 million in 2014.

In November 2013, we amended the terms of the convertible notes agreement to accelerate their conversion into shares of Series A convertible preferred stock, which we determined represented an extinguishment. As a result, we recorded a loss on the extinguishment of convertible notes of $1.7 million in 2013.

Deemed Dividend

In April 2014, we repurchased 531,208 shares of Series A convertible preferred stock for $4.0 million. The difference between the repurchase price of $7.53 per share and original issuance price of $1.45 per share was recorded as a deemed dividend of $3.2 million to a preferred stockholder and effected the calculation of net loss attributable to common stockholders and net loss per share for the year ended December 31, 2014.

Comparison of the Years Ended December 31, 2013 and 2012

The following table summarizes our results of operations for the periods indicated:

	YEARS ENDED DECEMBER 31,		INCREASE/ (DECREASE)
(in thousands)	2013	2012
Government grant revenue	$480	$30	$450
Operating expenses:
Research and development	2,151	1,310	841
General and administrative	1,783	536	1,247

Total operating expense	3,934	1,846	2,088

Operating loss	(3,454)	(1,816)	(1,638)
Other (expense) income:
Interest expense	(73)	(8)	(65)
Other (expense) income, net	(4)	(6)	2
Changes in fair value of embedded derivative	18	6	12
Changes in fair value of warrant liabilities	(92)	13	(105)
Loss on extinguishment of related party convertible notes	(1,671)	—	(1,671)

Net loss	$(5,276)	$(1,811)	$(3,465)

Revenue

Government grant revenue increased by $450,000 to $480,000 in 2013 from $30,000 in 2012, due to our performance of an increased amount of reimbursed research under government grants in the 2013 period as compared to 2012.

Research and Development Expense

Research and development expense increased to $2.2 million for 2013 from $1.3 million for 2012. The increase in research and development expense was primarily due to an increase in clinical development costs incurred during 2013 for our clinical trials, including:

•	$0.2 million increase for clinical supply manufacturing and drug product process development activities in preparation for the AVA-101 clinical studies;

•	$0.3 million increase to contractor-related expenses to support the increased development activities in 2013;

•	$0.4 million increase in employee salaries and other personnel expenses as we increased our headcount during 2013;

•	$0.3 million increase in stock-based compensation expenses during 2013; and

•	$0.2 million increase in facilities expense during 2013.

The increase in research and development expense was partially offset by a reimbursement of $0.8 million from the Australian tax authorities recorded as a reduction in research and development expense in 2013. For the years ended December 31, 2013 and 2012, substantially all of our research and development expense related to our development activity for AVA-101 for the treatment of wet AMD.

General and Administrative Expense

General and administrative expense increased $1.2 million, to $1.8 million in 2013 from $0.5 million in 2012. The increase in general and administrative expense was primarily due to the recognition of $0.8 million of collaboration acquisition costs related to the issuance of 689,655 shares of Series A convertible preferred stock to a potential collaborator for cash at a price per share below the fair value of such shares. We also experienced an increase in stock-based compensation and consulting and professional services expenses of $0.5 million, and an increase in facility expense of $0.2 million during 2013 as we expanded our operations.

Interest Expense

Interest expense increased by $65,000 in 2013 as compared to the 2012 period. The increase was due to an increase in the balance of convertible notes outstanding during 2013 as compared to 2012.

Change in Fair Value of Embedded Derivative

We recorded an embedded derivative liability in connection with our 2012 Notes. We recorded change in the fair value of this derivative in our consolidated statements of operations and comprehensive loss. In November 2013, upon conversion of the convertible notes into Series A convertible preferred stock, the embedded derivative was terminated.

Changes in Fair Value of Warrant Liabilities

Changes in the fair value of warrant liabilities decreased $0.1 million as compared to year 2012 due to the remeasurement of the fair value of the common stock warrant and preferred stock warrant liabilities.

Loss on Extinguishment of Related Party Convertible Notes

In November 2013, we amended the terms of the convertible notes agreement to accelerate their conversion into shares of Series A convertible preferred stock, which we determined represented an extinguishment. As a result, we recorded a loss on the extinguishment of convertible notes of $1.7 million in 2013.

Liquidity, Capital Resources and Plan of Operations

Prior to the IPO, we financed our operations through private placements of convertible notes and preferred stock with our investors, funding under our government grants and revenue from research collaboration and license agreements. In April 2014, we received gross proceeds of $52.9 million from the sale of Series B convertible preferred stock, of which $4.0 million was used to repurchase outstanding shares of Series A convertible preferred stock from an existing investor. We also converted the outstanding balance under our convertible notes into shares of Series B convertible preferred stock. In May 2014, we received initial payments of $8.0 million in connection with our research collaboration.

In August 2014, we received net proceeds of $116.5 million from the sale of common stock in our IPO and the concurrent private placement from Regeneron. In January 2015, we completed a follow-on offering of 2,369,375 shares of our common stock, which includes 359,918 shares we issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and we received net proceeds of approximately $130.5 million, after underwriting discounts, commissions and estimated offering expenses.

We expect that our existing cash balance of $159.4 million as of December 31, 2014 and cash received from the follow-on public offering in January 2015 will be sufficient to fund our operations through at least December 31, 2016.

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

We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials for AVA-101 and our other product candidates in development;

•	the outcome, timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies than those that we currently expect;

•	the ability of our product candidates to progress through clinical development activities successfully;

•	our need to expand our research and development activities;

•	the rate of progress and cost of our commercialization of our products;

•	the cost of preparing to manufacture our products on a larger scale;

•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of any products launched by us or future partners;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to implement additional infrastructure and internal systems;

•	our ability to hire additional personnel;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

(in thousands)	YEARS ENDED DECEMBER 31
	2014	2013	2012
Net cash (used in) provided by:
Operating activities	$(5,648)	$(2,175)	$(1,267)
Investing activities	(943)	(91)	(3)
Financing activities	165,442	2,480	500

Net increase (decrease) in cash	$158,840	$207	$(761)

Cash Used in Operating Activities

Net cash used in operating activities was $5.6 million and $2.1 million for 2014 and 2013, respectively. Net cash used in operating activities for the year ended December 31, 2014 was $5.6 million, primarily the result of the net loss of $25.4 million offset by the $7.5 million related to the upfront payments received from our research collaboration and license agreement with Regeneron, $9.5 million of non-cash charges related to stock-based compensation, loss on the extinguishment of related party convertible notes and warrant re-measurement and a $2.9 million increase in accounts payable and accrued expenses. Net cash used in operating activities for the year ended December 31, 2013 was $2.2 million, primarily the result of the net loss of $5.3 million offset by $3.0 million of non-cash cash charges related to stock-based compensation, loss on the extinguishment of related party convertible notes and charge on collaboration acquisition costs associated with sale of Series A convertible preferred stock.

Net cash used in operating activities was $2.2 million and $1.3 million for 2013 and 2012, respectively. Cash used in operating activities in 2013 increased compared to 2012 primarily due to higher net loss from operations as we increased our research and development expenditures due to increased clinical trial activity during 2013.

Cash Used in Investing Activities

Cash used in investing activities consisted of our investments in property and equipment to facilitate our increased research and development activities and increased headcount.

Cash Provided by Financing Activities

Cash provided by financing activities was $165.4 million for 2014, compared to $2.5 million for 2013. Cash provided for the year ended December 31, 2014 consisted primarily of $116.5 million of net proceeds from our IPO and the concurrent private placement in July and August 2014, $0.6 million of proceeds from exercises of warrants, $50.4 million of proceeds from the sale of Series B convertible preferred stock, net of expenses, in April 2014, and $2.0 million of related-party convertible notes received in January and April 2014, offset by $4.0 million used to repurchase Series A convertible preferred stock in April 2014. Cash provided by financing activities for 2013 consisted of $1.5 million from the borrowing under related-party convertible notes as well as $1.0 million in net proceeds from the issuance of Series A convertible preferred stock in November 2013 to a potential collaborator.

Cash provided by financing activities was $2.5 million for 2013, compared to $0.5 million for 2012. Cash provided by financing activities for 2013 consisted of $1.5 million from the borrowing under related-party convertible notes as well as $1.0 million in net proceeds from the issuance of Series A convertible preferred stock in November 2013 to a potential collaborator. Cash provided by financing activities for 2012 year consisted primarily of net proceeds from the issuance of convertible notes.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in 2020.

The following table summarizes our contractual obligations as of December 31, 2014:

	PAYMENTS DUE BY PERIOD
(in thousands)	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	AFTER 5 YEARS	TOTAL
Lease obligations	$826	$2,228	$2,359	$403	$5,816

The lease agreement provides for an escalation of rent payments each year and will expire on May 8, 2020. We may extend the lease term for up to four years.

We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations tables above.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Interest Rate Risk

We had cash and cash equivalents of $159.4 million and $0.6 million as of December 31, 2014 and 2013, respectively, consisting of bank deposits that are not interest bearing and money market funds. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, including the remediation of the material weakness identified in our internal control over financial reporting as of December 31, 2014, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Material Weakness Previously Identified

Our management previously identified deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting as of December 31, 2013 and which related to the design and operation of our control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We did not maintain an effective control environment, which is the foundation for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel to perform control monitoring activities, (ii) an insufficient number of personnel with an appropriate level of knowledge of U.S. GAAP to determine that our consolidated financial statements were properly prepared in accordance with U.S. GAAP, (iii) insufficient management involvement to identify and resolve errors in recording transactions and (iv) inadequate processes for the preparation and review of our consolidated financial statements.

Remediation of Material Weakness

Subsequent to the identification of the material weakness, we hired an experienced Chief Financial Officer, Corporate Controller and additional skilled accounting and finance staff members, (b) formalized and implemented our accounting policies and internal controls and the related documentation and (c) strengthened our accounting systems, financial statements review procedures and the supervisory reviews by our management that are performed during the financial close process and which support the accurate and timely preparation of consolidated financial statements that are fairly presented in accordance with US GAAP. These improvements to our internal control infrastructure were implemented during 2014, and were in place in connection with the preparation of our consolidated financial statements for the year ended December 31, 2014. As such, we believe that these initiatives have remediated the material weakness in internal control over financial reporting as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

Other than the changes disclosed above regarding the remediation of the previous material weakness, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2015 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at www.avalanchebiotech.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

Reference is made to the Exhibit Index accompanying this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2015

AVALANCHE BIOTECHNOLOGIES, INC.

By:	/s/ Thomas W. Chalberg, Jr., Ph.D.
Thomas W. Chalberg, Jr., Ph.D. President and Chief Executive Officer

Power of Attorney

Each person whose individual signature appears below hereby authorizes and appoints Thomas W. Chalberg, Jr., Ph.D. and Linda C. Bain, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Thomas W. Chalberg, Jr., Ph.D. Thomas W. Chalberg, Jr., Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2015

/s/ Linda C. Bain Linda C. Bain	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2015

/s/ Mark S. Blumenkranz, M.D. Mark S. Blumenkranz, M.D.	Chairman of the Board	March 5, 2015

/s/ John P. McLaughlin John P. McLaughlin	Director	March 5, 2015

/s/ Steven D. Schwartz, M.D. Steven D. Schwartz, M.D.	Director	March 5, 2015

/s/ Paul D. Wachter Paul D. Wachter	Director	March 5, 2015

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Avalanche Biotechnologies, Inc.

Menlo Park, California

We have audited the accompanying consolidated balance sheets of Avalanche Biotechnologies, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avalanche Biotechnologies, Inc. and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California

March 5, 2015

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	DECEMBER 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$159,404	$564
Accounts receivable	—	8
Prepaid expenses and other current assets	874	250

Total current assets	160,278	822
Property and equipment, net	1,085	69
Deposit and other long-term assets	543	194

Total assets	$161,906	$1,085

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$951	$769
Accrued expenses and other current liabilities	3,707	393
Deferred revenue	813	—

Total current liabilities	5,471	1,162
Long-term liabilities:
Common stock warrant liability	—	42
Convertible preferred stock warrant liability	—	91
Deferred rent	306	8
Deferred revenue, net of current portion	6,646	—

Total liabilities	12,423	1,303

Commitments and contingencies (Note 7)
Convertible preferred stock (Note 9)
Series A convertible preferred stock, par value $0.0001 per share—no shares and 4,233,295 shares authorized at December 31, 2014 and 2013, respectively; no shares and 3,899,232 shares issued and outstanding at December 31, 2014 and 2013, respectively (liquidation preference of $0 and $5,654 at December 31, 2014 and 2013, respectively)	—	7,992
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized at December 31, 2014; no shares issued and outstanding	—	—
Common stock, par value $0.0001 per share—300,000,000 and 15,000,000 shares authorized at December 31, 2014 and 2013, respectively; 22,754,037 and 3,672,885 shares issued and outstanding at December 31, 2014 and 2013, respectively	2	—
Additional paid-in capital	186,186	632
Accumulated other comprehensive income	10	27
Accumulated deficit	(36,715)	(8,869)

Total stockholders’ equity (deficit)	149,483	(8,210)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$161,906	$1,085

See accompanying notes to consolidated financial statements.

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Collaboration and license revenue	$572	$—	$—
Government grant revenue	—	480	30

Total revenue	572	480	30
Operating expenses:
Research and development	16,976	2,151	1,310
General and administrative	7,998	1,783	536

Total operating expenses	24,974	3,934	1,846

Operating loss	(24,402)	(3,454)	(1,816)
Other (expense) income:
Interest expense	(18)	(73)	(8)
Other income (expense), net	(21)	(4)	(6)
Change in fair value of embedded derivative	—	18	6
Changes in fair value of warrant liabilities	(759)	(92)	13
Loss on extinguishment of related-party convertible notes	(204)	(1,671)	—

Total other (expense) income, net	(1,002)	(1,822)	5

Net loss	(25,404)	(5,276)	(1,811)
Deemed dividend	(3,230)	—	—

Net loss attributable to common stockholders	(28,634)	(5,276)	(1,811)

Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	19	8

Comprehensive loss	$(25,421)	$(5,257)	$(1,803)

Net loss per share attributable to common stockholders—basic and diluted	$(2.46)	$(1.44)	$(0.50)

Weighted-average common shares outstanding—basic and diluted	11,651	3,673	3,643

See accompanying notes to consolidated financial statements.

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share and per share data)

	SERIES A CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES B CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE—DECEMBER 31, 2011	1,789,618	$2,471	—	$—	3,573,927	$—	$38	$—	$(1,782)	$(1,744)
Vesting of common stock related to purchase of unvested restricted stock	—	—	—	—	98,958	—	—	—	—	—
Issuance of common stock warrants in partial consideration for intellectual property	—	—	—	—	—	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	—	—	76	—	—	76
Foreign currency translation adjustment	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(1,811)	(1,811)

BALANCE—DECEMBER 31, 2012	1,789,618	2,471	—	—	3,672,885	—	117	8	(3,593)	(3,468)
Conversion of the related-party convertible notes and accrued interest into Series A convertible preferred stock in November 2013	1,419,959	3,730	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock in November 2013 for cash, net of issuance costs of $20	689,655	1,791	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	515	—	—	515
Foreign currency translation adjustment	—	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	—	(5,276)	(5,276)

BALANCE—DECEMBER 31, 2013	3,899,232	7,992	—	—	3,672,885	—	632	27	(8,869)	(8,210)

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(In thousands except share and per share data)

	SERIES A CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES B CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE—DECEMBER 31, 2013	3,899,232	7,992	—	—	3,672,885	—	632	27	(8,869)	(8,210)
Beneficial conversion feature in related-party convertible notes	—	—	—	—	—	—	2,000	—	—	2,000
Repurchase of beneficial conversion feature upon conversion of related-party convertible notes	—	—	—	—	—	—	(2,000)	—	—	(2,000)
Conversion of related-party convertible notes into Series B convertible preferred stock in April 2014	—	—	295,115	2,222	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in April 2014 for cash, net of issuance costs of $2,806	—	—	7,025,888	50,099	—	—	—	—	—	—
Repurchase of Series A convertible preferred stock for cash in April 2014	(531,208)	(770)	—	—	—	—	(788)	—	(2,442)	(3,230)
Issuance of common stock warrants in consideration for services	—	—	—	—	—	—	307	—	—	307
Issuance of Series A convertible preferred stock upon exercises of convertible preferred stock warrants in July 2014	54,716	79	—	—	—	—	851	—	—	851
Conversion of Series A preferred stock to common stock upon initial public offering	(3,422,740)	(7,301)	—	—	3,422,740	—	7,301	—	—	7,301

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(In thousands except share and per share data)

	SERIES A CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES B CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
Conversion of Series B preferred stock to common stock upon initial public offering	—	—	(7,321,003)	(52,321)	7,321,003	1	52,320	—	—	52,321
Issuance of common stock upon exercise of warrants	—	—	—	—	352,415	—	526	—	—	526
Issuance of common stock upon initial public offering, net of issuance costs of $9,776 in July 2014	—	—	—	—	6,000,000	1	92,223	—	—	92,224
Issuance of common stock upon private placement in July 2014	—	—	—	—	588,235	—	10,000	—	—	10,000
Issuance of common stock upon exercise of option by underwriters, net of issuance costs of $1,071 in August 2014	—	—	—	—	900,000	—	14,229	—	—	14,229
Stock-based compensation expense	—	—	—	—	—	—	8,567	—	—	8,567
Common stock issued upon exercise of stock options	—	—	—	—	496,759	—	18	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	(25,404)	(25,404)

BALANCE—DECEMBER 31, 2014	—	$—	—	$—	22,754,037	$2	$186,186	$10	$(36,715)	$149,483

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,404)	$(5,276)	$(1,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	26	1
Stock-based compensation	8,567	515	76
Non-cash research and development expense	—	—	8
Non-cash interest expense	18	53	5
Amortization of debt issuance costs	—	20	3
Change in fair value of embedded derivative liability	—	(18)	(6)
Change in fair value of warrants liabilities	759	92	(13)
Loss on extinguishment of related-party convertible notes	204	1,671	—
Non-cash collaboration acquisition costs associated with sale of Series A convertible preferred stock	—	812	—
Changes in operating assets and liabilities:
Accounts receivable, net	8	(7)	—
Prepaid expenses and other assets	(624)	(293)	(18)
Deposit	7	(144)	—
Accounts payable	(6)	286	445
Accrued expenses and other liabilities	2,904	80	43
Deferred revenue	7,459	—	—
Deferred rent	298	8	—

Net cash used in operating activities	(5,648)	(2,175)	(1,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(943)	(91)	(3)

Net cash used in investing activities	(943)	(91)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net	106,453	—	—
Proceeds from the sale of common stock to collaborative partner	10,000	—	—
Proceeds from issuance of Series A convertible preferred stock	—	1,000	—
Expenses related to issuance of Series A convertible preferred stock	—	(20)	—
Proceeds from issuance of Series B convertible preferred stock	52,905	—	—
Expenses related to issuance of Series B convertible preferred stock	(2,540)	—	—
Proceeds from issuance of related-party convertible notes	2,000	1,500	500
Repurchase of Series A convertible preferred stock	(4,000)	—	—
Proceeds from exercises of warrants	606	—	—
Proceeds from issuance of common stock pursuant to option exercises	18	—	—

Net cash provided by financing activities	165,442	2,480	500

Effect of foreign exchange rate on cash	(11)	(7)	9
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	158,840	207	(761)
Cash and cash equivalents at beginning of year	564	357	1,118

Cash and cash equivalents at end of year	$159,404	$564	$357

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING INFORMATION
Conversion of related-party convertible notes and accrued interest to convertible preferred stock	$2,000	$2,059	$—

Warrants issued in connection with issuance of Series B convertible preferred stock	$266	$—	$—

Deferred stock issuance costs	$379	$50	$—

Warrants issued in connection with license agreements	$42	$—	$3

Fixed assets in accounts payable	$235	$—	$—

AVALANCHE BIOTECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1. Description of the business

Nature of Business—Avalanche Biotechnologies, Inc. (the “Company”, “we” or “us”) was incorporated in Delaware on July 17, 2006, and is headquartered in Menlo Park, California. The Company is a clinical-stage biotechnology company focused on discovering and developing novel gene therapies to transform the lives of patients with sight-threatening ophthalmic diseases. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including early clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $36.7 million as of December 31, 2014. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

Initial Public and Follow-on Offerings —On August 5, 2014, the Company completed its initial public offering (IPO) of shares of its common stock. As a result, the following transactions were recorded in the Company’s consolidated financial statements on August 5, 2014 (the third quarter of 2014):

•	the sale of 6,900,000 shares of common stock, including 900,000 from the exercise by the underwriters of their option to purchase additional shares, at an offering price of $17.00 per share, for net proceeds of $106.5 million, after deducting the underwriters’ discounts, commissions and offering expenses;

•	concurrent with the IPO, the private placement of 588,235 shares of common stock to Regeneron Pharmaceuticals, Inc. (Regeneron), pursuant to the Regeneron agreement signed in May 2014, at the offering price of $17.00 per share for gross proceeds of $10.0 million and no underwriting discounts or commissions;

•	immediately prior to the completion of the IPO, all the outstanding shares of the Company’s convertible preferred stock were converted into 10,689,027 shares of common stock; and

•	immediately prior to the completion of the IPO, all outstanding warrants for convertible preferred stock and common stock were exercised into 407,131 shares of common stock for proceeds of $0.6 million.

In January 2015, the Company completed a public offering of 2,369,375 shares of its common stock (Follow-on Offering), which includes 359,918 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and the Company received net proceeds of approximately $130.5 million, after underwriting discounts, commissions and estimated offering expenses.

2. Summary of significant accounting policies and basis of presentation

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to clinical trial accruals, stock-based compensation, income taxes and, prior to the IPO, fair value of embedded derivative liability, fair value of convertible preferred stock and fair values of common and convertible preferred stock warrants. The Company’s actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes from our original estimates in any periods presented.

Principles of Consolidation—The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiary in Australia. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications—The Company has reclassified certain prior period amounts to conform to the current period presentation. The Company reclassified changes in fair value of warrant liabilities from other income (expense), net and presented it as a separate line item on our consolidated statements of operations and comprehensive loss. The reclassification had no impact on the total income (expense), net or net loss.

Foreign Currency Translation—The Company’s consolidated financial statements are prepared in U.S. dollars. Its foreign subsidiary uses the Australian dollar as its functional currency and maintains its records in the local currency. Assets and liabilities are re-measured at exchange rates in effect at the end of the reporting period. Equity is measured at historical rates and income and expenses are re-measured at average exchange rates for the reporting period. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets and in the consolidated statements of operations and comprehensive loss. Transactions denominated in foreign currency are translated at exchange rates at the date of transaction with foreign currency gains (losses) recorded in other income (expense), net in the consolidated statements of operations and other comprehensive loss.

Cash and Cash Equivalents—As December 31, 2014, cash equivalents were comprised of money market funds. We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at fair value.

Deposit—Deposit in the amount of $0.1 million as of December 31, 2014 and 2013 represents amounts paid in connection with the Company’s facility lease agreement and recorded as a long-term asset.

Segment Reporting—The Company operates and manages its business as one reporting and operating segment, which is the business of developing and commercializing gene therapeutics. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Concentrations of Credit Risk and Other Uncertainties—Financial instruments that potentially subject us to significant concentrations of credit risk consists primarily of cash and cash equivalents. As of December 31, 2014, substantially all of the Company’s cash and cash equivalents was deposited in accounts at four financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which the financial instrument are held.

The Company is subject to certain risks and uncertainties, including, but not limited to changes in any of the following areas that the Company believes could have a material adverse effect on future financial position or results of operations: ability to obtain future financing; regulatory approval and market acceptance of, and reimbursement for, the Company’s product candidates; performance of third-party clinical research organizations and manufacturers; development of sales channels; protection of the intellectual property; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support the growth.

Property and Equipment—Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are capitalized and amortized over the shorter period, expected life or lease term. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets—We evaluate the carrying amount of the Company’s long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. To date, there have been no such impairment losses.

Deferred Offering Costs—We capitalize deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to our public offerings. We offset the deferred offering costs against our public offering proceeds upon the consummation of our public offerings. As of December 31, 2014 and 2013, $0.4 million and $50,000 of deferred offering costs were capitalized in deposits and other long-term assets on our consolidated balance sheets, respectively.

Convertible Preferred Stock—The Company recorded issued convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock was recorded outside of stockholders’ deficit because the shares contain liquidation features that are not solely within the Company’s control. All of the outstanding shares of convertible preferred stock were converted into common stock shares immediately prior to the completion of the IPO in July 2014.

Derivative Instruments—The Company has recorded convertible preferred stock warrants issued to investors and note holders as derivative liabilities. The convertible preferred stock warrants are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss at each period end while such instruments are outstanding and classified as long-term liabilities. In connection with the completion of the Company’s IPO in August 2014, all of the outstanding warrants to purchase convertible preferred stock were exercised. As a result of the exercises, the Company recorded a $0.8 million loss related to the change in fair value in our consolidated statements of operations and comprehensive loss and reclassified the fair value of $0.9 million to additional paid-in capital.

The Company has also recorded as a derivative liability the Company’s obligation to issue common stock warrants in connection with license agreements as the terms of the warrants were not fixed due to potential adjustments in the exercise price. The derivative liability associated with the common stock warrants was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations and comprehensive loss at each period end while such instruments are classified as liabilities. In March 2014, the liability terminated upon the issuance of common stock warrant and was recorded to additional paid-in capital.

Both the preferred stock and common stock warrant liabilities were valued using a Black-Scholes valuation model (refer to Note 10).

Immediately prior to the completion of the IPO, all outstanding warrants to purchase preferred stock and common stock were exercised, and the outstanding liability was reversed.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

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

Under the terms of the agreement, the Company received initial upfront non-refundable cash payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the time-limited right of first negotiation for AVA-101. As the agreement provides for multiple deliverables, the Company accounts for this agreement as a multiple elements revenue arrangement. If deliverables did not appear to have a standalone value, they were combined with other deliverables into a unit of accounting with standalone value. The Company allocated the $8.0 million to the relative fair value of the two units of accounting identified in the arrangement. The Company expects to recognize $6.5 million for the research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, the Company will recognize revenue on a straight-line basis over the eight year performance period. The remaining $1.5 million allocated to the second unit of accounting for the rights of first negotiation for AVA-101 is deferred and will be recognized during the period when Regeneron has exclusive access to the results of the Phase 2a clinical trial.

For the year ended December 31, 2014, the Company recognized $0.5 million of collaboration and license revenue related to the research collaboration license agreement with Regeneron. As of December 31, 2014, we have deferred revenue relating to this collaboration agreement of $7.5 million.

The Company also recorded $30,000 license revenue in 2014 related to the licensing of certain of its intellectual property under a licensing agreement entered into during February 2014.

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

For the years ending December 31, 2013 and 2012, the Company recognized $0.5 million and $30,000, respectively, of government grant revenue. No government grant revenue was recorded in 2014 as we completed the work performed under the grant in 2013. We intend to continue to evaluate pursuing additional grant opportunities on a case-by-case basis.

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

The Company received tax credits from the Australian government in connection with certain research costs incurred in conducting research by the Company’s Australian subsidiary. These refunds do not depend on the taxable income or tax position of the Company and therefore the Company does not account for them under an income tax accounting model. The Company recognizes such refunds as government grants in the period when qualified expenses are incurred as a reduction of research expenses. The Company has recorded the reimbursement of $0.1 million, $0.8 million and zero from the Australian tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss in the years ended December 31, 2014, 2013 and 2012, respectively.

Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses and other warrant liabilities approximate its fair value due to their short-term maturities. Refer to Note 3 for the methodologies and assumptions used in valuing financial instruments.

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

The Company uses the Black-Scholes valuation model as the method for determining the estimated fair value of stock-based awards.

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

Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Note 11 for more information on assumptions used in estimated stock-based compensation expense.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2014 and 2013, the Company has recorded a full valuation allowance on its deferred tax assets.

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

Basic and Diluted Net Loss Per Share—Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Because the Company has reported a net loss attributable to common stockholders for all periods presented, diluted net loss per common share is the same as basic net loss attributable to common stockholders per common share for those periods. While shares of the convertible preferred stock were outstanding they were considered to be participating securities as they were entitled to participate in undistributed earnings with shares of common stock. Due to net losses in all periods presented, there is no impact on net loss per share calculation in applying the two-class method since the participating securities have no legal requirement to share in any losses.

Recently Issued Accounting Pronouncements—In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern and to provide disclosures if necessary. Management will be required to perform the evaluation within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The adoption of this guidance is not expected to impact the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has elected to early adopt this guidance, as permitted, for its consolidated financial statements for the year ended December 31, 2014, and no longer labeled its financial statements as those of a development stage entity or included any inception-to-date information.

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

The fair value of Level 1 assets has been determined using quoted prices in active markets for identical assets. Level 1 securities consist of highly liquid money market funds and recorded as cash and cash equivalents on the consolidated balance sheets.

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

The estimated fair value of the change in control embedded derivative liability related to the Company’s convertible notes was determined using a probability-weighted expected return model. The probability of a change in control occurring was determined to be 5% during fiscal 2013 and 2012. The future cash flows were discounted to their net present value using a discount rate of 21% at each measurement date. The embedded derivative liability increases or decreases each period based on the amount of convertible notes outstanding at each measurement date. This liability ceased in November 2013 upon the conversion of the convertible notes into Series A convertible preferred stock (refer to Note 8).

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2014, 2013 and 2012.

The following table summarizes, for assets and liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

	TOTAL CARRYING VALUE	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
December 31, 2014
Assets:
Money market funds	$40,000	$40,000	$—	$—

Total assets	$40,000	$40,000	$—	$—

December 31, 2013
Liabilities:
Preferred stock warrant liability	$91	$—	$—	$91
Common stock warrant liability	42	—	—	42

Total liabilities	$133	$—	$—	$133

The following table provides a summary of changes in the estimated fair value of the Company’s warrants liabilities and embedded derivative liability measured at estimated fair value using significant Level 3 inputs (in thousands):

	CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY (1)	COMMON STOCK WARRANT LIABILITY (2)	EMBEDDED DERIVATIVE LIABILITY (3)
Balance—January 1, 2012	$49	$—	$—
Obligation to issue a warrant	—	5	—
Embedded derivative on notes payable issuance	—	—	24
Change in fair value	(13)	—	(6)

Balance—December 31, 2012	36	5	18
De-recognition of embedded derivative upon convertible notes conversion	—	—	(18)
Change in fair value	55	37	—

Balance—December 31, 2013	91	42	—
Issuance of common stock warrant	—	(41)	—
Change in fair value	760	(1)	—
Exercises	(851)	—	—

Balance—December 31, 2014	$—	$—	$—

(1)	In July 2014, all of the outstanding warrants to purchase convertible preferred stock and common stock were exercised immediately prior to the completion of the IPO.
(2)	In March 2014, the common stock warrant was issued and was recorded to additional paid-in capital.
(3)	In November 2013, the liability terminated upon the conversion of the notes into Series A convertible preferred stock.

4. Significant Agreements

University of California—In May 2010, the Company entered into a license agreement, as amended, with the Regents of University of California (Regents) for exclusive rights in the United States to certain patents owned by the Regents. Under the terms of the agreement, the Company paid an up-front license fee of $100,000 and agreed to reimburse the Regents for patent-related expenses. The Company is obligated to pay the Regents royalties on net sales, if any, as well as an annual maintenance fee of $50,000 beginning in the calendar year after the first commercial sale of a licensed product and milestone payments related to the achievement of certain clinical and regulatory goals totaling up to $900,000 for the first indication and $500,000 for each additional indication for up to two additional indications. Through December 31, 2014, none of these goals had been achieved, and no milestones were payable.

5. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	DECEMBER 31,
	2014	2013
Computer equipment and software	$142	$10
Laboratory equipment	1,012	87
Furniture and fixtures	73	—
Leasehold improvements	48	—

Total property and equipment	1,275	97
Less accumulated depreciation	(190)	(28)

Property and equipment, net	$1,085	$69

Depreciation expense related to property and equipment was $162,000, $26,000 and $1,000 for the years ending December 31, 2014, 2013 and 2012, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	DECEMBER 31,
	2014	2013
Employee compensation	$1,509	$162
Accrued professional fees	1,236	162
Accrued clinical and process development costs	942	54
Other	20	15

Total accrued expenses and other current liabilities	$3,707	$393

7. Commitments and Contingencies

Facility Lease Agreement

The Company leases its’ office building under a non-cancelable lease agreement, which expires on May 8, 2020. The Company may extend this lease for up to four years. The lease agreement provides for an escalation of rent payments each year. The Company records rent expense on a straight-line basis over the term of the lease.

As of December 31, 2014, future minimum commitments under our facility operating lease were as follows (in thousands):

YEARS ENDED DECEMBER 31,	TOTAL LEASE COMMITMENTS
2015	826
2016	1,099
2017	1,129
2018	1,162
2019	1,197
2020 and thereafter	403

Total minimum lease payments	$5,816

Rent expense recognized under the operating lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes was $662,000, $53,000 and $17,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Collaborations and License Agreements

The Company is party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through December 31, 2014, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included on the Company’s consolidated balance sheets. Royalty payment was $0.1 million for the year ended December 31, 2014.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believe the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2014.

8. Related-Party Convertible Notes

2012 Related-Party Convertible Notes

On August 28, 2012, the Company entered into a convertible note payable agreement with a related party investor for the issuance of up to an aggregate principal amount of $2.0 million of convertible notes (2012 Notes). The 2012 Notes were due to mature on February 28, 2014 and accrue interest at a rate of 5% per year. In November 2012, the Company borrowed $0.5 million of 2012 Notes. During February, April, July and September 2013, the Company borrowed the remaining aggregate principal amount of $1.5 million of 2012 Notes.

Upon occurrence of a change of control transaction prior to the maturity date, 130% of $2.0 million minus the outstanding principal balance would be payable to the investor. The change of control provision met the accounting definition of an embedded derivative and required bifurcation. The Company valued this embedded derivative on the 2012 Notes using a probability-weighted model which included significant estimates regarding the expected time to a change of control event, and a discount rate. The estimated fair value of this embedded derivative on the date of issuance was determined to be approximately $24,000, and was recorded as a discount to the 2012 Notes. This discount was amortized to interest expense through the maturity date of the 2012 Notes. The embedded derivative was re-measured each period end with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. In November 2013, the derivative terminated upon the conversion of the 2012 Notes into Series A convertible preferred stock.

In November 2013, the Company amended the 2012 Notes agreement to provide for the acceleration of the conversion of the 2012 Notes into shares of Series A convertible preferred stock. The outstanding principal and accrued and unpaid interest of $2.1 million was converted into 1,419,959 shares of Series A convertible preferred stock at $1.45 per share. The 2012 Notes modification was recorded as a $1.7 million loss on extinguishment of related-party convertible notes in the consolidated statement of operations and comprehensive loss (refer to Note 9).

2013 Related-Party Convertible Notes

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

In April 2014, the Company completed a Series B convertible preferred stock financing (refer to Note 9), pursuant to which the outstanding principal amount on the 2013 Notes converted into 295,115 shares of Series B convertible preferred stock at a conversion price of $6.78, which is equal to 90% of the original issuance price of $7.53 per share. At the time of the conversion, the Company recorded a $0.2 million loss on extinguishment of related-party convertible notes in the consolidated statements of operations and comprehensive loss and a repurchase of beneficial conversion feature of $2.0 million as credit to additional paid-in capital.

As of December 31, 2014, there are no outstanding convertible notes recorded in the Company’s consolidated balance sheet.

9. Convertible Preferred Stock

In November 2013, the Company issued 1,419,959 shares of Series A convertible preferred stock upon the conversion of the 2012 Notes (refer to Note 8) and issued 689,655 shares to a potential collaborator for cash at $1.45 per share. The estimated fair value of Series A convertible preferred stock was $2.63 per share on the issuance date. The fair value of the Series A convertible preferred stock was determined using a PWERM model, a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering several possible outcomes for the Company in the future, as well as the economic and control rights of each share class. In the November 2013 valuation, the Company considered the estimated fair value of the Series A preferred stock under three potential scenarios, including an initial public offering, a collaborative partnering agreement model, and a corporate failure. The Company recorded the difference between the effective conversion price and the fair value of the securities into which the debt was converted, resulting in a $1.7 million loss on extinguishment for the 2012 Notes (refer to Note 8). The Company also recorded a charge of $0.8 million associated with the intrinsic value of the convertible preferred Series A shares issued to a potential collaborator, which is recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.

At December 31, 2013, the Series A convertible preferred stock rights, privileges and preferences were as follows:

Conversion Rights—Each share of Series A convertible preferred stock was convertible at an option of the holder into one share of common stock (subject to adjustment for certain events, including dilutive issuances, stock splits, and reclassifications). The Series A convertible preferred stock converted automatically into shares of common stock in the IPO.

Dividends—Each holder was entitled to 8% noncumulative dividends per share, if and when declared by the board of directors. The 8% noncumulative dividends were to be paid in advance of any distributions to common stock holders. Each holder was also entitled to participate in dividends on an as-converted pari passu basis together with common stock after distribution of 8% noncumulative dividends. No dividends were declared on the Series A convertible preferred stock .

Voting—Each holder had the right to one vote for each share of common stock into which such Series A convertible preferred stock could have been converted. Certain financing, acquisition, disposition, and recapitalization transactions required the vote of the majority of the shares of outstanding Series A convertible preferred stock, provided that at least 1,000,000 shares of convertible preferred stock were issued and outstanding.

Liquidation Preference—In the event of any liquidation, dissolution, or winding-up of the Company, including a merger, acquisition, or sale of assets, as defined, each Series A convertible preferred stock holder would have been entitled to receive the greater of (1) an amount of $1.45 per share for each share of Series A convertible preferred stock held (as adjusted for recapitalizations, stock combinations, stock dividends, stock splits, and reclassifications), plus any declared but unpaid dividends prior to and in preference to any distribution to the holders of common stock or (2) an amount of cash, securities or other property per share on as-converted to common stock basis. If the assets of the Company had been insufficient to make payment in full to all Series A convertible preferred stock holders than the assets or consideration would have been distributed ratably among such holders.

Any remaining assets would then have been distributed among the holders of the common stock on a pro rata basis based on the number of shares of common stock held by them.

Election of Board of Directors—The holders of Series A convertible preferred stock, voting as a separate class, were entitled to elect one member of the board of directors.

In April 2014, the Company repurchased 531,208 shares of Series A convertible preferred stock for $4.0 million. The difference between the repurchase price of $7.53 and original issuance price of $1.45 was recorded as a deemed dividend of $3.2 million to a preferred stockholder and effected the calculation of net loss attributable to common stockholders and net loss per share for the year ended December 31, 2014.

In April 2014, the Company issued 7,025,888 shares of Series B convertible preferred stock to investors for cash for an aggregate of $52.9 million at $7.53 per share. The Company also converted the $2.0 million outstanding balance under its related-party convertible notes into 295,115 shares of Series B convertible preferred stock.

In connection with the completion of the IPO in August 2014, all outstanding shares of Series A and Series B convertible preferred stock were converted into 10,689,027 shares of common stock on a one-for-one basis.

10. Warrants

As of December 31, 2013, the following warrants and obligations to issue warrants to purchase shares of common stock and convertible preferred stock were outstanding and exercisable:

WARRANT HOLDER	ISSUE DATE	ISSUED IN CONNECTION WITH	WARRANT TO PURCHASE	EXERCISABLE INTO	EXERCISE PRICE	EXPIRATION DATE
LEI	08/20/2010	License Agreement	125,000	Common	$0.001	08/20/2015
LEI	02/24/2012	License Agreement	80,000	Common	$0.19	02/24/2017
Investors	09/07/2010	Conversion of Notes Payable	59,000	Common	$0.15	09/07/2015
Investors	09/07/2010	Conversion of Notes Payable	54,716	Series A	$1.45	09/07/2015

The fair value of each warrant recorded as liability was estimated as of December 31, 2013 using the Black-Scholes valuation model with the following assumptions:

	CLASS	DECEMBER 31, 2013
WARRANT ISSUE DATE		EXPECTED TERM (IN YEARS)	EXPECTED VOLATILITY	RISK-FREE INTEREST RATE	DIVIDEND YIELD	FAIR VALUE OF UNDERLYING SHARES
September 2010	Series A preferred stock	1.68	59%	0.3%	—	$2.96
August 2012 (obligation)	Common stock	5.00	75%	1.6%	—	$2.75

In connection with an amendment to the LEI license agreement in August 2012 the Company agreed to issue to LEI a warrant to purchase 25,000 shares of common stock. The Company estimated the fair value of the obligation to issue this warrant to be approximately $5,000, which was recorded as research and development expense and common stock warrant liability. The fair value of the obligation was calculated using the Black-Scholes valuation model, and was based on the common stock fair value of $0.30 per share, contractual term of the warrants of 5 years, a risk-free interest rate of 0.7%, an expected volatility of 86% and a 0% expected dividend yield. Until the Company issued the warrant, it classified it as a common stock warrant liability and re-measured the fair value at the end of each reporting period. The fair value of this liability was $42,000 as of December 31, 2013. In March 2014, the Company issued the common stock warrant to LEI with an exercise price of $2.75 per share, at which time the issued common stock warrant was reclassified to additional paid-in capital.

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

All of the warrants to purchase common stock and preferred stock were exercised for cash in connection with the completion of the IPO in August 2014, resulting in the issuance of an aggregate of 407,131 shares of common stock in exchange for proceeds of $0.6 million. As a result of the exercises of the warrants to purchase preferred stock, the Company recorded a $0.8 million loss related to the change in fair value in our consolidated statements of operations and comprehensive loss and reclassified the fair value of $0.9 million to permanent equity. The fair value of the warrants to purchase preferred stock was calculated using the Black-Scholes valuation model, and was based on the common stock fair value of $17.00 per share, contractual term of the warrants of 1.1 years, a risk-free interest rate of 0.1%, an expected volatility of 70% and a 0% expected dividend yield.

11. STOCK OPTION PLAN

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

As of December 31, 2014, a total of 7,544,207 shares of common stock were authorized for issuance and 2,043,715 shares were available for future grants under the 2014 Plan.

Options under the 2006 Plan and 2014 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees and non-employees generally vest ratably over four years.

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP). The Company reserved for issuance 208,833 shares of its common stock and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors.

The following table summarizes option activity under our stock plans and related information:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (a) (IN THOUSANDS)
Balances, January 1, 2012	705,000	$0.05
Options granted	2,890,000	$0.19
Options exercised	—	—
Options cancelled	—	—

Balances, December 31, 2012	3,595,000	$0.16	9.3	$495
Options granted	45,000	$0.34
Options exercised	—	—
Options cancelled	—	—

Balances, December 31, 2013	3,640,000	$0.16	8.3	$9,411
Options granted	1,870,700	$14.58
Options exercised	(496,759)	$0.04
Options cancelled	(82,083)	$1.91

Balances, December 31, 2014	4,931,858	$5.61	8.2	$238,653

Vested and expected to vest as of December 31, 2014	4,831,195	$5.09	8.2	$236,275

Exercisable as of December 31, 2014	1,885,366	$0.39	7.4	$101,080

(a)	The aggregate intrinsic value is calculated as the difference between the options exercise price and the estimated fair value of the underlying common stock at December 31, 2012, 2013 and 2014, respectively.

The weighted-average fair values of options granted during fiscal years 2014, 2013 and 2012 were $9.56, $0.37 and $0.21, respectively. The total intrinsic value of options exercised during the year ended December 31, 2014 was $15.7 million. There were no options exercised in 2013 and 2012.

The following table summarizes information with respect to stock options outstanding and currently exercisable and vested.

As of December 31, 2014:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE AND VESTED
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)
$ .0001 – $0.27	3,071,158	7.5	1,789,700	7.3
$ 0.28 – $ 2.95	484,200	9.1	91,500	9.0
$ 2.96 – $ 9.16	265,000	9.3	—	—
$ 9.17 – $11.50	278,400	9.5	—	—
$11.51 – $35.00	743,850	9.7	—	—
$35.01 – $50.49	89,250	9.9	4,166	9.9

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and nonemployees in the consolidated statement of operations and comprehensive loss as follows:

(in thousands)	YEARS ENDED DECEMBER 31
	2014	2013	2012
Research and development	$7,331	$362	$54
General and administrative	1,236	153	22

Total	$8,567	$515	$76

Stock Options Granted to Employees

For the years ended December 31, 2014, 2013 and 2012, the Company recorded $1,672,000, $136,000 and $20,000, respectively, of stock-based compensation expense related to employees options. The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	YEARS ENDED DECEMBER 31
	2014	2013	2012
Expected volatility	79%	80%	82%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.9%	1.0%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2014, there was $15.1 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.5 years.

Stock Options Granted to Non-Employees

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $6,895,000, $379,000 and $56,000, respectively, of stock-based compensation expense related to non-employees options.

We used the following weighted-average assumptions in estimating non-employees stock-based compensation expense:

	YEARS ENDED DECEMBER 31
	2014	2013	2012
Expected volatility	79%	79%	78%
Expected term (in years)	7.5	7.9	9.0
Risk-free interest rate	2.2%	1.8%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2014, there was $3.4 million of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 2.9 years.

Fair Value of Common Stock

In determining the exercise prices for options granted, the Company’s board of directors has considered the fair value of the common stock as of each grant date. Prior to the IPO, the fair value of the common stock underlying the stock options was determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the current management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders and the prospects of a liquidity event, among others. After the completion of the Company’s IPO in August 2014, the fair value of the common stock is based on the closing price of the common stock on the date of grant.

12. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The amount of contributions that the Company made to the 401(k) Plan during the year ended December 31, 2014 was $25,000 and no contributions were made during the year ended December 31, 2013.

13. Income Taxes

No income tax benefit or expense was recorded for the years ended December 31, 2014, 2013 and 2012.

The following table presents domestic and foreign components of loss before provision for income taxes (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
U.S.	$(25,006)	$(5,031)	$(1,051)
Foreign	(398)	(245)	(760)

loss before income taxes	$(25,404)	$(5,276)	$(1,811)

A reconciliation of income tax expense computed at the statutory federal income tax rate of 34% to income taxes as reflected in the financial statements is as follows (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Federal income tax expense at statutory rate	$(8,637)	$(1,794)	$(616)
Loss on extinguishment of related-party convertible notes	69	568	—
Non-deductible foreign research expenses	85	26	222
Non-deductible expenses	446	74	5
Research and development tax credits	(304)	(93)	—
Change in valuation allowance	8,349	1,209	359
Foreign rate differential	(8)	10	30

Total tax expense (benefit)	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets (in thousands):

	AS OF DECEMBER 31,
	2014	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$8,526	$1,876	$827
Accruals, reserve and other	222	109	88
Stock-based compensation	3,032	183	32
Tax credit carryforwards	659	145	13
Property and equipment	—	2	—
Intangibles	24	223	130
Other	24	(1)	1

Total deferred tax assets before valuation allowance	12,487	2,537	1,091
Valuation allowance	(12,457)	(2,537)	(1,091)

Total deferred tax assets	30	—	—

Deferred tax liabilities:
Property and equipment	(30)	—	—

Total deferred tax liabilities	(30)	—	—

Net deferred tax assets	$—	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2014, 2013 and 2012. The valuation allowance increased approximately $9.9 million, $1.4 million and $0.4 million during the years ended December 31, 2014, 2013 and 2012, respectively, due to net operating losses.

As of December 31, 2014, the Company had U.S. federal NOL carryforwards of approximately $39.6 million to offset future federal income. NOLs expire at various years beginning with 2026. As of December 31, 2014, the Company also had U.S. state NOL carryforwards of approximately $41.0 million to offset future state income. U.S. State NOLs expire at various years beginning with 2016. At December 31, 2014, the Company also had approximately $0.2 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

As a result of certain realization requirements of Accounting Standard Codification Topic 718, Compensation – Stock Compensation (ASC 718), the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2014 that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $7.4 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized.

As of December 31, 2014, the Company had federal research and development tax credit carryforwards of approximately $0.5 million available to reduce future tax liabilities which expire at various years beginning with 2032. As of December 31, 2014, the Company had state credit carryforwards of approximately $0.5 million available to reduce future tax liabilities which do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We believe that we have experienced at least two ownership changes under Section 382, which will result in limitations in our ability to utilize net operating losses and credits. In addition, we may experience ownership changes as a result of our initial public offering in August 2014, future offerings or other changes in the ownership of our stock. As a result, the amount of the NOLs and research and credit carryforwards presented in our financial statements could be limited and may expire unutilized.

The Company files income tax returns in the United States, and state and foreign jurisdictions. The federal, state and foreign income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2010 through December 31, 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company has total unrecognized tax benefits as of December 31, 2014, 2013 and 2012 of approximately $471,000, $43,000 and $5,000 respectively. No amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Unrecognized tax benefits as of the beginning of the year	$43	$5	$—
Increase related to prior year tax provisions	272	7	—
Increase related to current year tax provisions	156	31	5

Unrecognized tax benefits as of the end of the year	$471	$43	$5

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. There are no ongoing examinations by taxing authorities at this time.

14. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Net loss	$(25,404)	$(5,276)	$(1,811)
Deemed dividend	(3,230)	—	—

Net loss attributable to common stockholders	(28,634)	(5,276)	(1,811)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:
Shares issued	11,651	3,673	3,673
Less: restricted stock subject to repurchase	—	—	(30)

Net shares outstanding	11,651	3,673	3,643
Basic and diluted net loss per common share	$(2.46)	$(1.44)	$(0.50)

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

(Shares in thousands)	AS OF DECEMBER 31,
	2014	2013	2012
Options to purchase common stock	4,932	3,640	3,595
Warrants to purchase common stock	—	264	264
Series A preferred stock	—	3,899	1,789
Warrants to purchase preferred stock	—	55	55

	4,932	7,858	5,703

15. Selected Quarterly Financial Information (Unaudited)

The following amounts are in thousands, except per share amounts:

	Quarter Ended
Quarterly Results of Operations	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share amounts)
Revenue	$30	$135	$204	$203
Total operating expenses	$(1,636)	$(4,588)	$(8,144)	$(10,606)
Net loss	$(1,663)	$(5,094)	$(8,256)	$(10,391)
Deemed dividend (1)	$—	$(3,230)	$—	$—

Net loss attributable to common stockholders	$(1,663)	$(8,324)	$(8,256)	$(10,391)
Basic and diluted net loss per share	$(0.45)	$(2.27)	$(0.50)	$(0.46)

	Quarter Ended
Quarterly Results of Operations	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per share amounts)
Revenue	$300	$150	$30	$—
Total operating expenses	$(342)	$(855)	$(808)	$(1,929)
Net loss	$(49)	$(721)	$(813)	$(3,693)
Basic and diluted net loss per share	$(0.01)	$(0.20)	$(0.22)	$(1.01)

(1)	In April 2014, we repurchased 531,208 shares of Series A convertible preferred stock for $4.0 million. The difference between the repurchase price of $7.53 per share and original issuance price of $1.45 per share was recorded as a deemed dividend of $3.2 million to a preferred stockholder and effected the calculation of net loss attributable to common stockholders and net loss per share for the year ended December 31, 2014.

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted net loss per share amounts.

16. Subsequent Event

In January 2015, the Company completed a public offering of 2,369,375 shares of its common stock (Follow-on Offering), which includes 359,918 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and the Company received net proceeds of approximately $130.5 million, after underwriting discounts, commissions and estimated offering expenses.

EXHIBIT INDEX

	EXHIBIT DESCRIPTION	INCORPORATED BY REFERENCE			PROVIDED HEREWITH
EXHIBIT NUMBER		FORM	DATE	EXHIBIT NUMBER

3.1	Amended and Restated Certificate of Incorporation.	8-K	August 6, 2014	3.1

3.2	Amended and Restated Bylaws.	8-K	August 6, 2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	July 25, 2014	4.1

4.3	Amended and Restated Investor Rights Agreement, dated as of April 16, 2014, by and between Avalanche Biotechnologies, Inc. and certain of its stockholders.	S-1/A	July 18, 2014	4.5

10.1†	Exclusive License for Use of Recombinant Gene Delivery Vectors for Treating or Preventing Diseases of the Eye, dated as of May 27, 2010, by and between Avalanche Biotechnologies, Inc. and The Regents of the University of California.	S-1/A	July 28, 2014	10.1

10.2†	Amendment #1 to: Exclusive License for Use of Recombinant Gene Delivery Vectors for Treating or Preventing Diseases of the Eye, effective as of September 17, 2013, by and between Avalanche Biotechnologies, Inc. and The Regents of the University of California.	S-1	June 30, 2014	10.2

10.3†	Research Collaboration and License Agreement, dated as of May 1, 2014, by and between Avalanche Biotechnologies, Inc. and Regeneron Pharmaceuticals, Inc.	S-1/A	July 28, 2014	10.3

10.4(#)	Avalanche Biotechnologies, Inc. Amended and Restated 2006 Equity Incentive Plan.	S-1	June 30, 2014	10.4

10.5(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan.	S-1/A	July 25, 2014	10.16

10.6(#)	Avalanche Biotechnologies, Inc. 2014 Equity Incentive Award Plan.	S-1/A	July 25, 2014	10.5

10.7(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	July 25, 2014	10.17

10.8(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	July 25, 2014	10.18

	EXHIBIT DESCRIPTION	INCORPORATED BY REFERENCE			PROVIDED HEREWITH
EXHIBIT NUMBER		FORM	DATE	EXHIBIT NUMBER

10.9(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	July 25, 2014	10.19

10.10(#)	Avalanche Biotechnologies, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	July 25, 2014	10.6

10.11(#)	Letter Agreement, dated as of September 18, 2010, by and between Avalanche Biotechnologies, Inc. and Thomas W. Chalberg, Jr., Ph.D.	S-1	June 30, 2014	10.7

10.12(#)	Letter Agreement, dated as of April 2, 2014, by and between Avalanche Biotechnologies, Inc. and Linda C. Bain.	S-1	June 30, 2014	10.8

10.13(#)	Letter Agreement, dated as of July 15, 2012, by and between Avalanche Biotechnologies, Inc. and Hans P. Hull.	S-1	June 30, 2014	10.9

10.14(#)	Letter Agreement, dated as of June 3, 2013, by and between Avalanche Biotechnologies, Inc. and Mehdi Gasmi.	S-1	June 30, 2014	10.10

10.15(#)	Letter Agreement, dated as of June 13, 2014, by and between Avalanche Biotechnologies, Inc. and Samuel Barone.	S-1	December [18], 2014	10.15

10.16(#)	Letter Agreement, dated as of August 28, 2014, by and between Avalanche Biotechnologies, Inc. and Roman Rubio.	S-1	December [18], 2014	10.16

10.17	Lease Agreement, dated as of December 20, 2013, by and between Avalanche Biotechnologies, Inc. and O’Brien Drive Portfolio, LLC.	S-1	June 30, 2014	10.11

10.18	First Amendment to Lease, dated August 1, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	8-K	September 12, 2014	10.1

10.19	Second Amendment to Lease, dated October 30, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	8-K	November 4, 2014	10.1

10.19(#)	Form of Indemnification Agreement for directors and executive officers.	S-1/A	July 18, 2014	10.12

10.20(#)	2012 Change in Control Benefit Plan.	S-1/A	July 18, 2014	10.13

10.21(#)	Form of Change in Control Severance Agreement.	S-1/A	July 25, 2014	10.14

10.22(#)	Form of Chief Executive Officer Change in Control Severance Agreement.	S-1/A	July 25, 2014	10.15

	EXHIBIT DESCRIPTION	INCORPORATED BY REFERENCE			PROVIDED HEREWITH
EXHIBIT NUMBER		FORM	DATE	EXHIBIT NUMBER

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page hereto)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.
*	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Avalanche Biotechnologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.