Form 10-Q
period 2015-03-31
Avalanche Biotechnologies, Inc.
filed 2015-05-13
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015 there were 25,528,922 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Avalanche Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$201,849	$159,404
Marketable securities	88,276	—
Prepaid expenses and other current assets	1,007	874

Total current assets	291,132	160,278
Property and equipment, net	1,421	1,085
Deposit and other long-term assets	138	543

Total assets	$292,691	$161,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,787	$951
Accrued expenses and other current liabilities	2,528	3,707
Deferred revenue	2,313	813

Total current liabilities	7,628	5,471
Long-term liabilities:
Deferred rent	440	306
Deferred revenue, net of current portion	4,943	6,646

Total liabilities	13,011	12,423
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2015 and December 31, 2014; 25,473,938 and 22,754,037 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	2
Additional paid-in-capital	325,934	186,186
Accumulated other comprehensive (loss) income	(33)	10
Accumulated deficit	(46,224)	(36,715)

Total stockholders’ equity	279,680	149,483

Total liabilities and stockholders’ equity	$292,691	$161,906

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands except per share data)

	Three Months Ended March 31,
	2015	2014
Collaboration and license revenue	$203	$30
Operating expenses:
Research and development	5,621	910
General and administrative	4,143	726

Total operating expenses	9,764	1,636

Operating loss	(9,561)	(1,606)
Other income (expense):
Interest expense	—	(14)
Other income (expense), net	52	(6)
Changes in fair value of warrant liabilities	—	(37)

Total other income (expense), net	52	(57)

Net loss	$(9,509)	$(1,663)

Other comprehensive loss:
Net unrealized loss on marketable securities	(35)	—
Foreign currency translation adjustment	(8)	—

Comprehensive loss	$(9,552)	$(1,663)

Net loss per share attributable to common stockholders-basic and diluted	$(0.38)	$(0.45)

Weighted-average common shares outstanding-basic and diluted	24,887	3,673

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,509)	$(1,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118	9
Stock-based compensation expense	773	115
Non-cash interest expense	—	14
Amortization of premium on marketable securities	59	—
Change in fair value of warrant liabilities	—	37
Change in operating assets and liabilities:
Accounts receivable	—	(225)
Prepaid expenses and other assets	(120)	(150)
Deposit	(1)	—
Accounts payable	1,771	178
Accrued expenses and other liabilities	(764)	269
Deferred revenue	(203)	—
Deferred rent	134	69

Net cash used in operating activities	(7,742)	(1,347)
Cash flows from investing activities:
Purchases of marketable securities	(88,370)	—
Purchases of property and equipment	(411)	(47)

Net cash used in investing activities	(88,781)	(47)
Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	138,954	—
Proceeds from issuance of convertible notes	—	1,000
Proceeds from issuance of common stock pursuant to options exercises	21	—

Net cash provided by financing activities	138,975	1,000
Effect of foreign currency exchange rate on cash	(7)	(1)

NET INCREASE (DECREASE) IN CASH	42,445	(395)
Cash and cash equivalents at beginning of period	159,404	564

Cash and cash equivalents at end of period	$201,849	$169

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$5

Supplemental disclosures of noncash investing and financing information

Warrants issued in connection with license agreements	$—	$41

Fixed assets in accounts payable and accrued liabilities	$278	$—

Deferred initial public offering expenses in accounts payable	$—	$46

See accompanying notes to condensed consolidated financial statements.

Avalanche Biotechnologies, Inc.

March 31, 2015

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

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $46.2 million as of March 31, 2015. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

Follow-on Offering—In January 2015, the Company completed a public offering of 2,369,375 shares of its common stock (Follow-on Offering), which included 359,918 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and the Company received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses.

In March 2015, (i) the Company received net proceeds of approximately $8.3 million, after discounts and other issuance costs, which resulted from the sale of 230,000 common shares, and (ii) the Company issued 230,000 common shares to a shareholder that exercised warrants prior to the initial public offering.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

2. Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications—The Company has reclassified certain prior period amounts to conform to the current period presentation. The Company reclassified changes in fair value of warrant liabilities from other income (expense), net and presented it as a separate line item on the condensed consolidated statements of operations and comprehensive loss. The reclassification had no impact on the total income (expense), net or net loss.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market accounts. Cash equivalents are stated at fair value.

Marketable Securities—All marketable securities, which consist of debt securities and certificates of deposit, have been classified as “available for sale” and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on short-term investments is included in interest income. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities.

The Company regularly evaluates whether declines in the fair value of its investments below their cost are other than temporary. The evaluation includes consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. If the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other than temporary, the Company would reduce the carrying value of the security it holds and records a loss for the amount of such decline. The Company has not recorded any realized losses or declines in value judged to be other than temporary on its investments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On April 1, 2015, FASB voted to propose to defer the effective date of this ASU by one year to December 15, 2017. The ASU’s effective date for the Company will be January 1, 2018. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

3. Cash Equivalents and Marketable Securities

The following is a summary of the cash equivalents and marketable securities:

(in thousands)	MARCH 31, 2015
	AMORTIZED COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Money Market Funds	$174,588	$—	$—	$174,588
Certificates of Deposit	7,680	—	(4)	7,676
U.S. Treasury Securities	25,436	—	(6)	25,430
U.S. Government Agency Securities	62,094	1	(26)	62,069

	269,798	1	(36)	269,763
Less: cash equivalents	(181,487)	—	—	(181,487)

Total marketable securities	$88,311	$1	$(36)	$88,276

The Company did not hold any available-for-sale securities as of December 31, 2014. As of March 31, 2015, the contractual maturities of the Company’s marketable securities were less than one year. Management determined that the gross unrealized losses of $36,000 on the Company’s marketable securities as of March 31, 2015 were temporary in nature. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at March 31, 2015. There were no sales of available-for-sale securities in any of the periods presented.

4. Fair Value Measurements and Fair Value of Financial Instruments

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

The fair value of Level 1 securities are determined using quoted prices in active markets for identical assets. Level 1 securities consist of highly liquid money market funds. Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. Treasury securities, U.S. government agency securities and certificate of deposit are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.

The Company’s financial instruments had consisted of Level 3 liabilities. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consisted of common and preferred stock warrant liabilities.

The estimated fair values of the outstanding common and preferred stock warrant liabilities are measured using the Black-Scholes valuation model. This method of valuation involves using such inputs as the estimated fair value of the underlying stock at the measurement date, the expected term, which is the remaining contractual term of the warrants, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The convertible preferred stock and common stock warrant liabilities will increase or decrease each period based on the fluctuations of the fair value of the underlying security. A significant fluctuation in the common or convertible preferred stock fair value would result in a material change in the fair values of the convertible preferred stock and common stock warrant liabilities.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the year ended December 31, 2014 and the three months ended March 31, 2015. As of December 31, 2014 and March 31, 2015, the Company had no Level 3 assets or liabilities.

The following table summarizes, for assets recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

	TOTAL CARRYING VALUE	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
March 31, 2015
Assets:
Money market funds	$174,588	$174,588	$—	$—
Certificates of deposit	7,676	—	7,676	—
U.S. Treasury securities	25,430	—	25,430	—
U.S. government agency securities	62,069	—	62,069	—

Total cash equivalents and marketable securities	$269,763	$174,588	$95,175	$—

December 31, 2014
Assets:
Money market funds	$40,000	$40,000	$—	$—

Total cash equivalents	$40,000	$40,000	$—	$—

The following table provides a summary of changes in the estimated fair value of the Company’s warrants liabilities and embedded derivative liability measured at estimated fair value using significant Level 3 inputs (in thousands):

	CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY (1)	COMMON STOCK WARRANT LIABILITY (2)
Balance—January 1, 2014	91	42
Issuance of common stock warrant	—	(41)
Change in fair value	38	(1)

Balance—March 31, 2014	$129	$—

(1)	In July 2014, all of the outstanding warrants to purchase convertible preferred stock and common stock were exercised immediately prior to the completion of the initial public offering (IPO).
(2)	In March 2014, the common stock warrant was issued and was recorded to additional paid-in capital.

The fair value of the warrants to purchase convertible preferred stock was calculated using the Black-Scholes valuation model, and was based on the common stock fair value of $3.74 per share, contractual term of the warrants of 1.44 years, a risk-free interest rate of 0.1%, an expected volatility of 59% and a 0% expected dividend yield.

5. Significant Agreements

University of California—In May 2010, the Company entered into a license agreement, as amended, with the Regents of the University of California (Regents) for exclusive rights in the U.S. to certain patents owned by the Regents. Under the terms of the agreement, the Company paid an upfront license fee of $100,000 and agreed to reimburse the Regents for patent-related expenses. The Company is obligated to pay the Regents royalties on net sales, if any, as well as an annual maintenance fee of $50,000 beginning in the calendar year after the first commercial sale of a licensed product and milestone payments related to the achievement of certain clinical and regulatory goals totaling up to $900,000 for the first indication and $500,000 for each additional indication for up to two additional indications. Through March 31, 2015, none of these goals had been achieved, and no milestones were payable.

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer equipment and software	$182	$142
Laboratory equipment	1,420	1,012
Furniture and fixtures	83	73
Leasehold improvements	44	48

Total property and equipment	1,729	1,275

Less accumulated depreciation and amortization	(308)	(190)

Property and equipment, net	$1,421	$1,085

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2015 and 2014 was $118,000 and $9,000, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Employee compensation	$888	$1,509
Accrued professional fees	1,185	1,236
Accrued clinical and process development costs	412	942
Other	43	20

Total accrued expenses and other current liabilities	$2,528	$3,707

8. Commitments and Contingencies

Collaborations and License Agreements

The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through March 31, 2015, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included in the Company’s consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2015.

9. Related-Party Convertible Notes

On October 22, 2013, the Company entered into a convertible note purchase agreement with a related party investor for the issuance and sale of up to an aggregate principal amount of $5.0 million of convertible notes (2013 Notes). In each of January 2014 and April 2014, the Company borrowed an aggregate principal amount of $1.0 million of 2013 Notes.

The difference between the fair value of the securities into which the debt was convertible and the effective conversion price on the borrowing date represents a beneficial conversion feature. In connection with the January 2014 and April 2014 borrowings, the Company recorded the fair value of the beneficial conversion feature of $1.0 million and $1.0 million, respectively, by allocating a portion of the proceeds to additional paid-in capital, resulting in a discount on the convertible instrument, to be amortized over the repayment period using the effective interest method. The 2013 Notes were converted to 295,115 shares of Series B convertible preferred stock in April 2014.

At December 31, 2014 and March 31, 2015, there are no outstanding convertible notes recorded in our condensed consolidated balance sheets.

10. Stock Option Plans

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

As of March 31, 2015, a total of 8,454,368 shares of common stock were authorized for issuance and 2,812,326 shares were available for future grants under the 2014 Plan.

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

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP). The Company reserved for issuance 208,833 shares of its common stock and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. During 2015, no shares were issued under the 2014 ESPP. A total of 436,373 shares of common stock have been reserved for issuance under the 2014 ESPP and were available for issuance under the 2014 ESPP as of March 31, 2015.

The following table summarizes option activity under our stock plans and related information:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (a) (IN THOUSANDS)
Balances, January 1, 2015	4,931,858	$5.61	8.2	$238,653
Options granted	142,750	$50.15
Options exercised	(120,526)	$0.26
Options cancelled	(1,200)	$11.50

Balances, March 31, 2015	4,952,882	$7.03	7.9	$165,855
Vested and expected to vest as of March 31, 2015	4,910,656	$6.97	7.9	$164,768
Exercisable as of March 31, 2015	1,998,130	$0.53	7.0	$79,984

(a)	The aggregate intrinsic value is calculated as the difference between the option exercise price and the closing price of common stock of $40.52 per share as of March 31, 2015.

The weighted-average fair values of options granted during the three months ended March 31, 2015 and 2014 were $34.00 and $1.93, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2015 was $4.4 million. There were no options exercised during the three months ended March 31, 2014.

The following table summarizes information with respect to stock options outstanding and currently exercisable and vested.

As of March 31, 2015:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE AND VESTED
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)
$ .0001 – $0.27	2,961,075	7.0	1,853,993	6.8
$ 0.28 – $2.95	473,757	8.9	136,845	8.8
$ 2.96 – $9.16	265,000	9.1	—	—
$ 9.17 – $11.50	277,200	9.3	—	—
$ 11.51 – $35.00	769,850	9.4	—	—
$ 35.01 – $58.92	206,000	9.8	7,292	9.7

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$284	$69
General and administrative	489	46

Total share-based compensation	$773	$115

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Option grants:
Expected volatility	78%	78%
Expected term (in years)	6.1	6.0
Expected dividend yield	—	—
Risk-free interest rate	1.8%	1.8%

As of March 31, 2015, there was $18.6 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.3 years.

Stock Options Granted to Non-Employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The following weighted-average assumptions were used in estimating non-employees’ stock-based compensation expenses:

	Three Months Ended March 31,
	2015	2014
Option grants:
Expected volatility	80%	77%
Contractual term remaining (in years)	7.7	7.8
Expected dividend yield	—	—
Risk-free interest rate	1.7%	2.6%

As of March 31, 2015, there was $2.0 million of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 2.7 years.

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

11. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the three months ended March 31, 2015, the Company contributed $0.1 million to the 401(k) Plan. The amount of contributions that the Company made to the 401(k) Plan during 2014 was $25,000.

12. Net Loss Per Share Attributable to Common Stockholders

The following common stock equivalents outstanding at the end of the period were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (shares in thousands):

	As of March 31,
	2015	2014
Options to purchase common stock	4,952	4,134
Warrants to purchase common stock	—	289
Preferred stock	—	3,899
Warrants to purchase preferred stock	—	55

	4,952	8,377

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2015. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

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

On January 13, 2015, we completed a public offering of 2,369,375 shares of our common stock (Follow-on Offering), which included 359,918 shares we issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses.

In March 2015, (i) the Company received net proceeds of approximately $8.3 million, after discounts and other issuance costs, which resulted from the sale of 230,000 common shares, and (ii) the Company issued 230,000 common shares to a shareholder that exercised warrants prior to the initial public offering.

On March 25, 2015, we announced a new program to develop products based on Avalanche’s proprietary Ocular BioFactory™ Platform for the treatment of color vision deficiency, commonly known as red-green color blindness.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at March 31, 2015, we had an accumulated deficit of $46.2 million, primarily as a result of research and development and general and administrative expenses. We expect to incur substantial losses from operations in the foreseeable future as we continue our research and development efforts, advance AVA-101 and other product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval and prepare for, and if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

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

On January 13, 2015, we completed a Follow-on Offering and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses. As of March 31, 2015, we had $201.8 million in cash and cash equivalents and $88.3 million of marketable securities. We believe that we have sufficient funds to continue operations through at least the next twelve months.

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

During the three months ended March 31, 2015, the Company recognized $0.2 million under the Regeneron agreement. Prior to that period, we had previously only recognized revenue in connection with a license agreement for our technology and under government grants.

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

We received refundable tax credits from the Australian tax authorities in connection with certain research costs incurred by our subsidiary conducting research in Australia. These refunds do not depend on our taxable income or tax position and therefore we do not account for them under an income tax accounting model. We recognize such refunds in the period when qualified expenses are incurred as a reduction of research expenses. We have recorded the reimbursement from the Australian tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss for the applicable period.

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

Other Income (Expense), Net

Other income (expense), net is comprised mainly of changes in the fair value of common stock warrant liabilities and preferred stock warrant liabilities in 2014 and interest income in 2015. At the time of the IPO, all outstanding warrants were exercised, and as a consequence, the Company does not expect to have any other income (expense), net related to changes in the fair value of warrant liabilities in future periods.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K (Annual Report) as filed with the SEC, on March 5, 2015.

During the three months ended March 31, 2015, we began to invest in marketable securities, and as a result, have adopted new marketable securities accounting policy as discussed in Note 2 of the accompanying unaudited condensed consolidated financial statements. There have been no other changes in our critical accounting policies since the end of fiscal year 2014.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2015 and 2014 (in thousands)

	Three Months Ended March 31,		Change
	2015	2014
Collaboration and license revenue	$203	$30	$173
Operating expenses:
Research and development	5,621	910	4,711
General and administrative	4,143	726	3,417

Total operating expenses	9,764	1,636	8,128

Operating loss	(9,561)	(1,606)	(7,955)
Interest expense	—	(14)	14
Other income (expense), net	52	(6)	58
Change in fair value of warrant liabilities	—	(37)	37

Total other income (expense), net	52	(57)	109

Net loss	$(9,509)	$(1,663)	$(7,846)

Revenue

Collaboration and license revenue for the three months ended March 31, 2015 increased by $0.2 million over the prior year period, as we recognized revenue from the Regeneron agreement. This revenue was related to the current quarter research services, which is being recognized ratably over our performance period. Collaboration and license revenue for the three months ended March 31, 2014 was related to a $30,000 license fee from licensing of certain of our intellectual property under a licensing agreement entered into during the first quarter of 2014.

Research and Development Expense

Research and development expense increased to $5.6 million for the three months ended March 31, 2015 from $0.9 million for the three months ended March 31, 2014, primarily due to expense increases of $0.2 million in stock-based compensation, $1.8 million in salaries and related expenses due to increased employee headcount, $1.7 million in drug product process development expenses and laboratory expenses and $1.0 million in external consulting expenses and research studies, as we expanded our research organization.

For the periods presented, substantially all of our research and development expense related to development activities for AVA-101, for the treatment of wet AMD, and our other potential product candidates in our development program. We expect research and development expenses to increase in future periods as we continue to invest in our pipeline products and AVA-101 late-stage clinical trials.

General and Administrative Expense

General and administrative expense increased to $4.1 million for the three months ended March 31, 2015 from $0.7 million for the three months ended March 31, 2014. The increase in general and administrative expense was primarily due to expense increases of $1.1 million in salaries and related expenses related to increased employee headcount, $0.4 million in stock-based compensation expenses, $1.2 million in public company-related expenses and overhead and $0.5 million in consulting and professional service expenses, as we expanded our operations.

We expect general and administrative costs to increase in future periods, reflecting both the increased costs in connection with the future commercialization of AVA-101 and our pipeline products, as well as an expanded infrastructure and increased professional fees associated with being a public company.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and, at March 31, 2015, we had an accumulated deficit of $46.2 million, primarily as a result of research and development and general and administration expenses. On January 13, 2015, we completed a Follow-on Offering and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses. As of March 31, 2015, we had $201.8 million in cash and cash equivalents and $88.3 million of marketable securities invested in a money market fund, certificates of deposit, U.S. Treasury and U.S. government agencies securities with maturities of 12 months or less. We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2015 will be sufficient to fund our operations through at least the next twelve months.

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

Cash Flows

	Three Month Periods Ended March 31,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(7,742)	$(1,347)
Net cash used in investing activities	(88,781)	(47)
Net cash provided by financing activities	138,975	1,000

Net increase (decrease) in cash and cash equivalents	$42,445	$(395)

During the three months ended March 31, 2015, net cash used in operating activities was $7.7 million, primarily as a result of the net loss of $9.5 million offset by $0.8 million in non-cash charge related to stock-based compensation and by $1.0 million in net increase in accounts payable and accrued expenses. During the three months ended March 31, 2014, net cash used in operating activities was $1.3 million, primarily as a result of the net loss of $1.7 million during the period offset by $0.4 million in net increase in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2015 primarily relates to the purchases of marketable securities of $88.4 million. Purchases of property and equipment were $0.4 million and $47,000 during the three months ended March 31, 2015 and 2014, respectively. The purchases of property and equipment consisted primarily of acquisition of laboratory equipment to support our research and development activities.

The net cash provided by financing activities during the three month period ended March 31, 2015 of $139.0 million was primarily related to $130.6 million net proceeds from our Follow-on Offering and $8.3 million from sale of common shares. Net cash provided by financing activities for the three months ended March 31, 2014 of $1.0 million was related to proceeds from the issuance of our related-party convertible notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended March 31, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue our clinical trial and development programs for AVA-101, a gene therapy product targeting vascular endothelial growth factor (VEGF) currently under development for the treatment of wet age-related macular degeneration (AMD), and our other product candidates. Our net loss for 2014 was $25.4 million and for the three months ended March 31, 2015 was $9.5 million. As of March 31, 2015, we had an accumulated deficit of $46.2 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if AVA-101 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. As of the date of this Quarterly Report on Form 10-Q, the FDA has not approved any gene therapy products for sale and only one gene therapy product has been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either Europe or the United States. Approvals by the EMA may not be indicative of what the FDA may require for approval.

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

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than AVA-101 or our other product candidates. For example, AVA-101 will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules and gene therapy. Lucentis, EYLEA and Avastin® are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including Allergan, Iconic Therapeutics, Inc., LPath Therapeutics Inc., Novartis AG, Ocular Therapeutix, Inc., Ophthotech Corporation, Hoffmann-La Roche Ltd., Neurotech Pharmaceuticals, Inc., Regeneron, Santen Pharmaceuticals Co., Ltd., Valeant Pharmaceuticals North America LLC, ReGenX Biosciences LLC, Ohr Pharmaceuticals, Inc. and Mesoblast Limited.

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

Because we have only 64 full-time employees as of April 30, 2015, we will need to grow our organization substantially to continue development and pursue the potential commercialization of AVA-101 and our other product candidates, as well as function as a public company. As we seek to advance AVA-101 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We currently hold $5 million in product liability insurance, which may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of AVA-101 or our other product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report on Form 10-Q, others may hold proprietary rights that could prevent AVA-101 or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market AVA-101 or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing AVA-101 or our other product candidates, which could harm our business, financial condition and operating results.

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

Our management previously identified deficiencies in our internal control over financial reporting that constituted a material weakness in our internal control over financial reporting as of December 31, 2013 and which related to the design and operation of our control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2013, we did not maintain an effective control environment, which is the foundation for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel to perform control monitoring activities, (ii) an insufficient number of personnel with an appropriate level of knowledge of U.S. GAAP to determine that our consolidated financial statements were properly prepared in accordance with U.S. GAAP, (iii) insufficient management involvement to identify and resolve errors in recording transactions and (iv) inadequate processes for the preparation and review of our consolidated financial statements.

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

We completed our initial public offering (IPO) on August 5, 2014 and our follow-on offering on January 13, 2015. Prior to the IPO, there had been no public market for shares of our common stock, and an active public market for our shares may not persist. The lack of an active market may impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and other such as:

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

As of April 30, 2015, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 54.23% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As of April 30, 2015, we have a total of 25,528,922 shares of common stock outstanding.

In addition, as of April 30, 2015, 8,454,368 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 11.1 million shares of our outstanding common stock, or approximately 43.4% of our total outstanding common stock as of April 30, 2015, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2014, the Company had U.S. federal net operating loss (NOL) carryforwards of approximately $39.6 million to offset future federal income. NOLs expire at various years beginning with 2026. As of December 31, 2014, the Company also had U.S. state NOL carryforwards of approximately $41.0 million to offset future state income. U.S. State NOLs expire at various years beginning with 2016. If over a rolling three-year period, the cumulative change in our ownership exceeds 50 percentage points (as determined under applicable Treasury regulations) under Section 382 of the Internal Revenue Code of 1986, as amended (Code), our ability to utilize our U.S. federal net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset future taxable income or taxes may be limited. We have experienced at least two ownership changes since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. Our ability to utilize our NOL carryforwards may be further limited as a result of subsequent ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

Date: May 13, 2015	AVALANCHE BIOTECHNOLOGIES, INC.

	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on August 6, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on August 6, 2014 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (iv) Notes to the Condensed Financial Statements.