Form 10-Q
period 2015-06-30
Avalanche Biotechnologies, Inc.
filed 2015-08-13
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015 there were 25,675,889 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Avalanche Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$200,537	$159,404
Marketable securities	79,103	—
Prepaid expenses and other current assets	992	874

Total current assets	280,632	160,278
Property and equipment, net	2,945	1,085
Deposit and other long-term assets	138	543

Total assets	$283,715	$161,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,896	$951
Accrued expenses and other current liabilities	3,604	3,707
Deferred rent, current portion	51	—
Deferred revenue	2,313	813

Total current liabilities	7, 864	5,471
Long-term liabilities:
Deferred rent, net of current portion	485	306
Deferred revenue, net of current portion	4,740	6,646

Total liabilities	13,089	12,423
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2015 and December 31, 2014; 25,674,989 and 22,754,037 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in-capital	326,602	186,186
Accumulated other comprehensive income	12	10
Accumulated deficit	(55,991)	(36,715)

Total stockholders’ equity	270,626	149,483

Total liabilities and stockholders’ equity	$283,715	$161,906

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration and license revenue	$203	$135	$406	$165
Operating expenses:
Research and development	5,126	3,094	10,747	4,004
General and administrative	4,959	1,494	9,102	2,220

Total operating expenses	10,085	4,588	19,849	6,224

Operating loss	(9,882)	(4,453)	(19,443)	(6,059)
Other (expense) income:
Interest expense	—	(4)	—	(18)
Other (expense) income, net	116	—	168	(6)
Changes in fair value of warrant liabilities	—	(433)	—	(470)
Loss on extinguishment of related-party convertible notes	—	(204)	—	(204)

Total other (expense) income, net	116	(641)	168	(698)

Net loss	(9,766)	(5,094)	(19,275)	(6,757)
Deemed dividend	—	(3,230)	—	(3,230)

Net loss attributable to common stockholders	$(9,766)	$(8,324)	$(19,275)	$(9,987)

Other comprehensive loss:
Net unrealized gain on marketable securities	45	—	10	—
Foreign currency translation adjustment	—	(1)	(8)	(1)

Comprehensive loss	$(9,721)	$(5,095)	$(19,273)	$(6,758)

Net loss per share attributable to common stockholders-basic and diluted	$(0.38)	$(2.27)	$(0.76)	$(2.72)

Weighted-average common shares outstanding-basic and diluted	25,555	3,673	25,223	3,673

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,275)	$(6,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265	34
Stock-based compensation expense	1,332	1,386
Non-cash interest expense	—	18
Amortization of premium on marketable securities	317	—
Change in fair value of warrant liabilities	—	470
Loss on extinguishment of related-party convertible notes	—	204
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(47)	(85)
Deposit	(1)	—
Accounts payable	534	114
Accrued expenses and other current liabilities	59	993
Deferred revenue	(406)	7,865
Deferred rent	230	138

Net cash (used in) provided by operating activities	(16,992)	4,380
Cash flows from investing activities:
Purchases of marketable securities	(88,429)	—
Maturities of marketable securities	8,960	—
Purchases of property and equipment	(1,485)	(474)

Net cash used in investing activities	(80,954)	(474)
Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	138,954	—
Proceeds from issuance of Series B convertible preferred stock	—	52,905
Expenses related to issuance of Series B convertible preferred stock	—	(2,540)
Expenses related to initial public offering	—	(408)
Proceeds from issuance of convertible notes	—	2,000
Repurchase of Series A convertible preferred stock	—	(4,000)
Proceeds from issuance of common stock pursuant to options exercises	131	—

Net cash provided by financing activities	139,085	47,957
Effect of foreign currency exchange rate on cash	(6)	1

NET INCREASE IN CASH	41,133	51,864
Cash and cash equivalents at beginning of period	159,404	564

Cash and cash equivalents at end of period	$200,537	$52,428

Supplemental disclosures of noncash investing and financing information
Conversion of related-party convertible notes payable to convertible preferred stock	$—	$2,000

Warrants issued in connection with issuance of Series B convertible preferred stock	$—	$266

Warrants issued in connection with license agreements	$—	$42

Fixed assets in accounts payable and accrued liabilities	$875	$37

Deferred initial public offering expenses in accounts payable and current liabilities	$—	$895

See accompanying notes to condensed consolidated financial statements.

Avalanche Biotechnologies, Inc.

June 30, 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Avalanche Biotechnologies, Inc. (the “Company”, “we” or “us”) was incorporated in Delaware on July 17, 2006, and is headquartered in Menlo Park, California. The Company is a biopharmaceutical company committed to improving or preserving the sight of people suffering from serious eye diseases with an unmet medical need. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including early clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $56.0 million as of June 30, 2015. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, FASB approved to defer the effective date of this ASU by one year to December 15, 2017. The ASU’s effective date for the Company will be January 1, 2018. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

3. Cash Equivalents and Marketable Securities

The following is a summary of the cash equivalents and marketable securities:

(in thousands)	JUNE 30, 2015
	AMORTIZED COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Money Market Funds	$187,956	$—	$—	$187,956
Certificates of Deposit	6,720	1	—	6,721
U.S. Treasury Securities	25,297	9	—	25,306
U.S. Government Agency Securities	47,076	2	(2)	47,076

	267,049	12	(2)	267,059
Less: cash equivalents	(187,956)	—	—	(187,956)

Total marketable securities	$79,093	$12	$(2)	$79,103

The Company did not hold any available-for-sale securities as of December 31, 2014. As of June 30, 2015, the contractual maturities of the Company’s marketable securities were less than one year. Management determined that the gross unrealized losses of $2,000 on the Company’s marketable securities as of June 30, 2015 were temporary in nature. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at June 30, 2015. There were no sales of available-for-sale securities in any of the periods presented.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the year ended December 31, 2014 and the six months ended June 30, 2015. As of December 31, 2014 and June 30, 2015, the Company had no Level 3 assets or liabilities.

The following table summarizes, for assets recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

	TOTAL CARRYING VALUE	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
June 30, 2015
Assets:
Money market funds	$187,956	$187,956	$—	$—
Certificates of deposit	6,721	—	6,721	—
U.S. Treasury securities	25,306	—	25,306	—
U.S. government agency securities	47,076	—	47,076	—

Total cash equivalents and marketable securities	$267,059	$187,956	$79,103	$—

December 31, 2014
Assets:
Money market funds	$40,000	$40,000	$—	$—

Total cash equivalents	$40,000	$40,000	$—	$—

The following table provides a summary of changes in the estimated fair value of the Company’s warrants liabilities and embedded derivative liability measured at estimated fair value using significant Level 3 inputs (in thousands):

	CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY (1)	COMMON STOCK WARRANT LIABILITY (2)
Balance—January 1, 2014	91	42
Issuance of common stock warrant	—	(41)
Change in fair value	470	(1)

Balance— June 30, 2014	$561	$—

(1)	In July 2014, all of the outstanding warrants to purchase convertible preferred stock and common stock were exercised immediately prior to the completion of the initial public offering (IPO).
(2)	In March 2014, the common stock warrant was issued and was recorded to additional paid-in capital.

As of June 30, 2014, the fair value of the warrants to purchase convertible preferred stock was calculated using the Black-Scholes valuation model, and was based on the common stock fair value of $11.70 per share, contractual term of the warrants of 1.19 years, a risk-free interest rate of 0.1%, an expected volatility of 68% and a 0% expected dividend yield.

5. Significant Agreements

University of California—In May 2010, the Company entered into a license agreement, as amended, with the Regents of the University of California (Regents) for exclusive rights in the U.S. to certain patents owned by the Regents. Under the terms of the agreement, the Company paid an upfront license fee of $100,000 and agreed to reimburse the Regents for patent-related expenses. The Company is obligated to pay the Regents royalties on net sales, if any, as well as an annual maintenance fee of $50,000 beginning in the calendar year after the first commercial sale of a licensed product and milestone payments related to the achievement of certain clinical and regulatory goals totaling up to $900,000 for the first indication and $500,000 for each additional indication for up to two additional indications. Through June 30, 2015, none of these goals had been achieved, and no milestones were payable.

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer equipment and software	$235	$142
Laboratory equipment	2,374	1,012
Furniture and fixtures	454	73
Leasehold improvements	337	48

Total property and equipment	3,400	1,275

Less accumulated depreciation and amortization	(455)	(190)

Property and equipment, net	$2,945	$1,085

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2015 and 2014 was $147,000 and $25,000, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2015 and 2014 was $265,000 and $34,000, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Employee compensation	$1,772	$1,509
Accrued professional and preclinical fees	951	1,236
Accrued clinical and process development costs	557	942
Other	324	20

Total accrued expenses and other current liabilities	$3,604	$3,707

8. Commitments and Contingencies

Collaborations and License Agreements

The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through June 30, 2015, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included in the Company’s condensed consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2015.

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

At December 31, 2014 and June 30, 2015, there are no outstanding convertible notes recorded in the condensed consolidated balance sheets.

10. Stock Option Plans

On December 26, 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by the board of directors on November 15, 2012 (2006 Plan). The 2006 Plan allowed for the granting of ISOs and NSOs to the employees, members of the board of directors and consultants of the Company. ISOs were granted only to the Company’s employees, including officers and directors who are also employees. NSOs were granted to the employees and consultants. In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Equity Incentive Award Plan (2014 Plan), effective upon the date upon which the registration statement for the IPO was declared effective, which was July 30, 2014. As of the date of the IPO, the Company reserved for issuance under the 2014 Plan a total of 2,088,332 shares of its common stock, plus any additional shares that would otherwise return to the 2006 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2006 Plan. Options may no longer be issued under the 2006 Plan after July 30, 2014. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors.

As of June 30, 2015, a total of 8,454,368 shares of common stock were authorized for issuance and 2,274,008 shares were available for future grants under the 2014 Plan.

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

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP). The Company reserved for issuance 208,833 shares of its common stock and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. During 2015, no shares were issued under the 2014 ESPP. A total of 436,373 shares of common stock have been reserved for issuance under the 2014 ESPP and were available for issuance under the 2014 ESPP as of June 30, 2015.

The following table summarizes option activity under our stock plans and related information:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (a) (IN THOUSANDS)
Balances, January 1, 2015	4,931,858	$5.61	8.2	$238,653
Options granted	632,714	$41.04
Options exercised	(321,577)	$0.41
Options cancelled	(49,846)	$26.70

Balances, June 30, 2015	5,193,149	$10.06	8.0	$55,318
Vested and expected to vest as of June 30, 2015	5,120,830	$9.91	8.0	$54,921
Exercisable as of June 30, 2015	2,156,326	$1.12	7.1	$33,049

(a)	The aggregate intrinsic value is calculated as the difference between the option exercise price and the closing price of common stock of $16.24 per share as of June 30, 2015.

The total intrinsic value of options exercised during the six months ended June 30, 2015 was $10.6 million. There were no options exercised during the six months ended June 30, 2014.

The following table summarizes information with respect to stock options outstanding and currently exercisable and vested.

As of June 30, 2015:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE AND VESTED
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	NUMBER OUTSTANDING	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)
$0.15 – $0.27	2,798,641	6.9	1,869,058	6.8
$0.28 – $2.95	435,057	8.6	137,363	8.6
$2.96 – $9.16	248,000	8.8	67,062	8.8
$9.17 – $11.50	277,200	9.0	69,300	9.0
$11.51 – $35.00	817,350	9.2	—	—
$35.01 – $58.92	616,901	9.7	13,543	9.5

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$(445)	$1,137	$(161)	$1,206
General and administrative	1,004	134	1,493	180

Total share-based compensation	$559	$1,271	$1,332	$1,386

The weighted-average fair values of options granted during the six months ended June 30, 2015 and 2014 were $27.90 and $4.02, respectively.

Restricted Stock Units

Restricted stock units, or RSUs, are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. The fair value of RSUs is based upon the closing sales price of our common stock on the grant date. The Company has granted a total of 97,000 RSUs under the 2014 Plan to certain employees and directors during the three months ended June 30, 2015. RSUs granted to employees generally vest over a period of four years.

The weighted-average grant date fair values of RSUs granted was $38.84 per share during the three months ended June 30, 2015. There were no RSUs vested for the three months ended June 30, 2015. There were no RSUs granted prior to April 2015. As of June 30, 2015, there was $3.6 million of unrecognized compensation cost related to unvested RSUs that we expect to recognize over a weighted-average period of 3.6 years.

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Option grants:
Expected volatility	76%	79%	77%	78%
Expected term (in years)	6.0	6.1	6.1	6.0
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.6%	2.0%	1.6%	1.9%

As of June 30, 2015, there was $26.0 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.2 years.

Stock Options Granted to Non-Employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The following weighted-average assumptions were used in estimating non-employees’ stock-based compensation expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Option grants:
Expected volatility	80%	80%	80%	78%
Expected term (in years)	8.0	7.3	7.8	7.8
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.0%	2.2%	1.9%	2.3%

As of June 30, 2015, there was $1.3 million of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 3.3 years.

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

11. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the three and six months ended June 30, 2015, the Company contributed $0 and $0.1 million, respectively, to the 401(k) Plan. The amount of contributions that the Company made to the 401(k) Plan during 2014 was $25,000.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(9,766)	$(5,094)	$(19,275)	$(6,757)
Deemed dividend	—	(3,230)	—	(3,230)

Net loss attributable to common stockholders	(9,766)	(8,324)	(19,275)	(9,987)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:
Net shares outstanding	25,555	3,673	25,223	3,673
Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(2.27)	$(0.76)	$(2.72)

The following common stock equivalents outstanding at the end of the period were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (shares in thousands):

	As of June 30,
	2015	2014
Options to purchase common stock	5,193	4,623
Warrants to purchase common stock	—	352
Preferred stock	—	10,689
Warrants to purchase preferred stock	—	55

	5,193	15,719

13. Subsequent Event

Departure of Key Executive Officer

Effective July 23, 2015, Thomas W. Chalberg, Jr., Ph.D., resigned as the Chief Executive Officer and President of the Company and as a member of the board of directors. Dr. Chalberg will continue with the Company as a consultant and member of the Company’s Scientific Advisory Board. In connection with Dr. Chalberg’s resignation and his engagement as a consultant and Scientific Advisor, Dr. Chalberg and the Company have entered into a Separation Agreement and General Release, dated July 23, 2015 (the Separation Agreement). Under the Separation Agreement, Dr. Chalberg will provide consulting services to the Company until the first anniversary of July 23, 2015 (the consulting period). During the consulting period, Dr. Chalberg will be paid a fee at the same rate as his salary in effect prior to his resignation and will continue to vest in outstanding equity awards held by him at the same rates in effect for such awards prior to his resignation. Shares of the Company’s common stock subject to his outstanding equity awards that were otherwise scheduled to vest following the expiration of the consulting period will not vest under any circumstances and have been forfeited.

Legal Proceedings

In July 2015, three putative securities class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, each on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Exchange Act and Securities Act and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs.

We believe that the claims in the asserted actions are without merit and intend to defend the lawsuits vigorously. We expect to incur costs associated with defending the actions. While we have various insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies, there is no assurance that we will be successful in our defense of the actions, that our insurance coverage, which contains a self-insured retention, will be sufficient, or that our insurance carriers will cover all claims or litigation costs. Due to the inherent uncertainties of litigation, we cannot reasonably predict at this time the timing or outcomes of these matters or estimate the amount of losses, or range of losses, if any, or their effect, if any, on our financial statements.

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

Overview

We are a biopharmaceutical company committed to improving or preserving the sight of people with serious eye diseases with an unmet medical need. We have leveraged our next-generation Ocular BioFactory™ gene therapy platform to create a pipeline of product candidates. Our product candidates are designed to provide long-term efficacy for these diseases by inducing a sustained expression of a therapeutic protein with the potential for a one-time administration in the eye.

We are targeting a variety of prevalent and rare genetic ophthalmic diseases with significant unmet medical need. To date, our primary focus has been the development of AVA-101 for the treatment of wet age-related macular degeneration (AMD). We own exclusive rights to develop and commercialize AVA-101 worldwide.

We generated human proof-of-concept data for AVA-101 in a Phase 1 trial with eight wet AMD subjects conducted at Lions Eye Institute (LEI) in Australia, of whom six were randomized to treatment with AVA-101 and two to standard-of-care therapy on an as-needed basis per protocol. Six of these subjects were available for evaluation at 36 months, and of these six subjects, four were treated with AVA-101. In June 2015, we announced the 36-month follow-up data on the six subjects, which confirmed the safety profile of the drug previously reported at 12 months. Given the limited number of treated subjects available for evaluation at 36 months and the fact that the subjects were only evaluated for safety after month 12, it is difficult to estimate the number of additional ranibizumab injections any subject would have received under the Phase 2a protocol. Among the four AVA-101 treated subjects with data available through 36 months, the mean best corrected visual acuity (BCVA) change from baseline to month 36 was +0.5 letters, and subjects received an average of 0.71 rescue injections per year after the two required ranibizumab injections at Day 0 and Week 4 of the study. Each of the four subjects showed findings consistent with advanced exudative AMD at baseline and 36 months. Three of the four subjects showed no appreciable progression of disease activity relative to the 12-month exam. The fourth patient developed vitreomacular traction associated with an intraretinal cyst.

We conducted a Phase 2a trial for AVA-101 at LEI with 32 additional wet AMD subjects, for which we announced top-line results in June 2015. The primary endpoint of the Phase 2a study was based on ophthalmic and systemic safety, and secondary endpoints included retinal thickness (which can be a sign of reoccurrence of fluid in the retina), visual acuity and the need for anti-vascular endothelial growth factor (VEGF) therapy in the form of rescue injections with ranibizumab. A rescue intravitreal injection of ranibizumab was administered to a subject during a study visit if, compared to the prior visit, the subject’s visual acuity decreased, retinal thickness increased as result of fluid shown on OCT images or increased CNV leakage was identified by fluorescein angiography. The trial began in August 2012. The 32 subjects were randomized 2:1 to AVA-101 or control. All subjects received two initial intravitreal ranibizumab injections at Day 0 and Week 4, and the subjects in the active arm received subretinal AVA-101 on Day 7. Beginning with the Week 8 visit, intravitreal ranibizumab injections were given as rescue therapy on an as-needed basis per protocol. Subjects were assessed every four weeks for adverse events, retinal thickness, visual acuity and the need for rescue injections.

The Phase 2a clinical study met its 12-month primary endpoint, demonstrating that AVA-101 was well tolerated with a favorable safety profile in subjects with wet AMD. No serious adverse events related to AVA-101 were observed. One subject in the treatment group experienced a non-fatal myocardial infarction classified as unrelated to therapy. In the control group, one case of endophthalmitis related to intravitreal injection was observed. All adverse events related to the study drug were mild or moderate and resolved within 60 days. There were no unexpected administration-related adverse events and any adverse events that occurred resolved without visual sequelae.

With respect to the secondary endpoints of the Phase 2a study, the top-line results reported a mean change from baseline in BCVA of +2.2 letters in the AVA-101 group compared with -9.3 letters in the control group (95 percent CI, 2.3-20.7 letters). AVA-101 treated subjects received a median of 2 and a mean of 3.1 rescue injections, compared with a median of 4 and a mean of 3.6 rescue injections for subjects in the control group. The top-line results also showed that the mean change in retinal thickness from baseline to 12 months, as reported by LEI using instrument generated automated segmentation, was +25 µm for AVA-101 treated subjects compared with -56 µm in the control group (CI for the difference, 17 to 145 µm). Preliminary evaluation of the OCT images by an independent reading center for those subjects who received AVA-101 indicates results consistent with the data reported using automated segmentation.

Following our announcement of the top-line results, we further analyzed the Phase 2a data in order to guide decision-making regarding further development of AVA-101. Our analyses of the data included:

Individual Subject-level Assessment. Although we noted a mean BCVA change of +2.2 letters versus baseline in the treatment group as compared to a mean BCVA change of -9.3 letters versus baseline in the control group, the control group included three subjects with a greater than four-line loss in BCVA. One of these three subjects developed endophthalmitis and one developed acute submacular hemorrhage. These are well recognized but relatively uncommon complications associated with intravitreal anti-VEGF therapy and the natural history of wet AMD, respectively. We also noted, based on detailed review of the OCT images, that there was incomplete resolution or reoccurrence of fluid in the retinas of the majority of subjects treated with AVA-101. There were no cases of endophthalmitis or acute submacular hemorrhage in the treatment group. It should be noted that the overall sample size of the Phase 2a study was small and therefore statistical inference is limited with regard to potential infrequent complications of treatment or disease progression on an individual level.

Treatability of Phase 2a Subjects. The majority of the subjects in our Phase 2a study had been extensively treated with anti-VEGF therapy prior to enrollment or exhibited difficult-to-treat characteristics, such as persistent recurrent wet AMD activity, retinal pigment epithelial detachment or subretinal fibrosis. Accordingly, we considered whether these subjects might be resistant or insusceptible to improvement in response to anti-VEGF therapy, which would suggest that they had diminished or no capacity to respond to AVA-101 treatment. However, we found that study subjects on average achieved meaningful gains from baseline in BCVA of >2 lines and reductions in retinal thickness at various points during the course of the trial, indicating presumed responsiveness to anti-VEGF therapy. Such improvements were not uniformly maintained at the 12-month time point of the study.

Product Quality. We evaluated the quality of the AVA-101 product used in the Phase 2a trial and found that it met product specifications.

Impact of Lens Status on Vision. We analyzed the BCVA for the Phase 2a AVA-101 treated and control subjects at the 12-month time point based on lens status (phakic versus pseudophakic). We concluded that lens status did not drive the difference in mean BCVA between the AVA-101 treated group and the control group at the 12-month time point.

Product Administration. The Phase 2a protocol did not require video recordings of the subretinal injections through which AVA-101 was administered to subjects. However, recordings were available for 17 of the 21 treated subjects, and we reviewed them in the course of our retrospective analysis of trial variables. Interpretation of such recordings requires the exercise of substantial judgment related to the variable quality of the video recordings and variations in surgical technique for, and anatomical heterogeneity among, the subjects in question. For those reasons evaluations are difficult and general conclusions primarily qualitative. With that caveat, our interpretation of the videos available for review is that there was variability in the method of intraoperative administration of the product for individual patients. Specifically, significant variations in the volume of drug with resultant impacts on the size of the retinal bleb, and also the location of the subretinal injection relative to the center of the macula, were noted in many cases and may have influenced the clinical outcomes observed. Six subjects were assessed as having received a full subretinal bleb, and of these subjects, four subjects gained between one and 26 letters of BCVA at the 12-month time point relative to baseline and received two or fewer rescue injections, one subject had a five-letter BCVA improvement and received five rescue injections, and one subject had a ten-letter BCVA loss and received seven rescue injections.

Relationship of BCVA to Rescue Injections. An analysis was performed evaluating individual subjects’ BCVA change from baseline versus the number of rescue injections administered over 12 months. Overall, the number of rescue injections over 12 months varied to a greater extent in the AVA-101 treated group than in the control group. Specifically, in the AVA-101 treated group, 11 subjects received two or fewer rescue injections with seven of the 11 maintaining or gaining vision up to 26 letters and four of the 11 subjects losing fewer than ten letters. The remaining ten subjects in the AVA-101 treated group received between three and seven rescue injections with BCVA ranging between a five-letter gain and a 16-letter loss. In the control group, the number of rescue injections was clustered around four with ten of the 11 subjects receiving between three and five rescue injections and one receiving zero rescue injections. Seven of the control group subjects lost vision with three subjects losing more than 20 letters of BCVA, one subject maintaining vision and three subjects gaining up to ten letters of BCVA.

Overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. We are continuing to analyze the Phase 2a data in order to enhance our understanding of the study results with respect to the secondary endpoints and why we did not see a more complete, durable anti-VEGF response. To that end, we have decided not to move forward with the Phase 2b clinical trial for AVA-101 with the current dose and administration procedure that we had planned to initiate in the second half of 2015. Instead, we will conduct additional preclinical studies to inform further development of our wet AMD program, which may include studies to evaluate and optimize protein expression, to compare variables impacting total anti-VEGF effect such as volume, concentration, equipment for and location of injections, as well as different routes and potential methods of administration for AVA-101 and AVA-201, which may include both subretinal as well as intravitreal routes of administration.

Our Ocular BioFactory™ platform has generated other promising product candidates for the treatment of severe ophthalmic diseases, including AVA-201 and AVA-311. We are developing AVA-201 as a next-generation product candidate for the prevention of wet AMD. AVA-201 produces the same anti-VEGF protein as AVA-101 using a proprietary, customized delivery mechanism, or vector that can be administered earlier in the disease progression, before the onset of wet AMD. We own worldwide rights to AVA-201. As part of our preclinical re-evaluation of our wet AMD program, direct comparisons of AVA-101 and -201 will be carried out, including the potential for the use of AVA-201 for direct treatment of active as well as prevention of wet AMD. AVA-311 is being developed in collaboration with our partner Regeneron Pharmaceuticals, Inc. (Regeneron) for the treatment of X-linked retinoschisis (XLRS), a rare genetic disease of the retina with no approved therapy. Based on preclinical studies to date, AVA-311 has been shown to delay the progression of XLRS and improve vision by effectively delivering functional copies of the RS1 gene in retinal cells of mice.

In order to accelerate the pace of generating and developing product candidates for our pipeline, we entered into a broad research collaboration and license agreement with Regeneron in May 2014. Under the terms of the agreement, we intend to jointly discover novel product candidates based on our Ocular BioFactory™ platform for up to eight therapeutic targets including AVA-311. We have received initial payments of $8.0 million as well as ongoing support for research and development, and we are eligible to receive up to $80.0 million in development and regulatory milestone payments for product candidates directed toward each therapeutic target, for a combined total of up to $640.0 million in potential milestone payments for product candidates directed toward all eight therapeutic targets, and low- to mid-single-digit royalties on worldwide net sales of collaboration product candidates. For any two therapeutic targets, we have an option to share up to 35% of the worldwide product candidate development costs and profits.

Regeneron has a time-limited right of first negotiation for certain rights to AVA-101 as part of our collaboration. If Regeneron wishes to exercise such right, it must make a payment to us. If Regeneron exercises its right to negotiate and makes such payment, but the parties do not enter into an agreement under which Regeneron obtains such a license, we shall be free to enter into negotiations with third parties provided that for a certain period after expiration of the negotiation period, we may not grant a third party such a license on terms that are less favorable, when taken as a whole, to us than the last proposed offer we made to Regeneron without first offering Regeneron the right to acquire or license AVA-101 on terms and conditions that provide us substantially the same economic value.

As announced in March of 2015, we also intend to apply our Ocular BioFactory™ platform and our know-how in gene delivery to develop AVA-322 and AVA-323 for the treatment of color vision deficiency (CVD), commonly known as red-green color blindness. CVD is a highly prevalent genetic disorder that affects approximately 8 percent of males and 0.5 per cent of females, with some variation by race, and is most commonly caused by genetic mutations in the opsin genes that impact the ability of the cone cells to respond to various wavelengths of light in the retina.

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

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at June 30, 2015, we had an accumulated deficit of $56.0 million, primarily as a result of research and development and general and administrative expenses. We expect to incur substantial losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval and prepare for, and if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

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

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates, including to conduct additional preclinical studies to inform further development of our wet AMD program. We will need substantial additional funding in the future to support our operating activities as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, or to do so on acceptable terms, when needed, or to form additional collaboration partnerships to support our efforts, we could be forced to delay, reduce or eliminate our research and development programs or potential commercialization efforts.

On January 13, 2015, we completed a Follow-on Offering and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses. As of June 30, 2015, we had $200.5 million in cash and cash equivalents and $79.1 million of marketable securities. We believe that we have sufficient funds to continue operations through at least the next twelve months.

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

The Company recognized $0.2 million and $0.4 million under the Regeneron agreement during the three and six months ended June 30, 2015.

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

At this time, we cannot reasonably estimate the nature, timing or aggregate costs of the efforts that will be necessary to complete the development of any of our product candidates. The successful development and commercialization of a product candidate is highly uncertain, and clinical development timelines, the probability of success and development and commercialization costs can differ materially from expectations.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, stock-based compensation, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. Our general and administrative expenses may increase in future periods if and to the extent we elect to increase our investment in infrastructure to support continued research and development activities and potential commercialization of our product candidates. We will continue to evaluate the need for such investment in conjunction with ongoing consideration of our pipeline of product candidates. We anticipate increased expenses related to audit, legal and regulatory functions, as well as director and officer insurance premiums and investor relations costs associated with being a public reporting company.

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

In April 2014, we recorded $0.2 million loss on extinguishment of related-party convertible notes related to the conversion of outstanding convertible notes to Series B convertible preferred stock. We do not expect such changes in future periods, as we have no convertible notes outstanding as of June 30, 2015.

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

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2015 and 2014 (in thousands)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2015	2014		2015	2014
Collaboration and license revenue	$203	$135	$68	$406	$165	$241
Operating expenses:
Research and development	5,126	3,094	2,032	10,747	4,004	6,743
General and administrative	4,959	1,494	3,465	9,102	2,220	6,882

Total operating expenses	10,085	4,588	5,497	19,849	6,224	(13,625)

Operating loss	(9,882)	(4,453)	(5,429)	(19,443)	(6,059)	(13,384)
Interest expense	—	(4)	4	—	(18)	18
Other (expense) income, net	116	—	116	168	(6)	174
Change in fair value of warrant liabilities	—	(433)	433	—	(470)	470
Loss on extinguishment of related-party convertible notes	—	(204)	204	—	(204)	204

Total other expense, net	116	(641)	757	168	(698)	866

Net loss	$(9,766)	$(5,094)	$(4,672)	$(19,275)	$(6,757)	$(12,518)
Deemed dividend	—	(3,230)	3,230	—	(3,230)	3,230

Net loss attributable to common stockholders	$(9,766)	$(8,324)	$(1,442)	$(19,275)	$(9,987)	$(9,288)

Revenue

Collaboration and license revenue for the three months ended June 30, 2015 increased by $0.1 million over the prior year period, as we recognized revenue from the Regeneron agreement. This revenue was related to the current quarter research services, which is being recognized ratably over our performance period. Only two months of research revenue was recognized for the three months ended June 30, 2014 as we entered into the Regeneron agreement in May 2015.

Collaboration and license revenue for the six months ended June 30, 2015 increased by $0.2 million over the prior year period, as we recognized revenue from the Regeneron agreement. Collaboration and license revenue under the Regeneron agreement for the six months ended June 30, 2014 was $0.1 million, and $30,000 from a license agreement entered into during the first quarter of 2014.

Research and Development Expense

Research and development expense increased to $5.1 million for the three months ended June 30, 2015 from $3.1 million for the three months ended June 30, 2014, primarily due to expense increases of $1.7 million in salaries and related expenses due to increased employee headcount, $0.5 million in drug product process development expenses and laboratory expenses and $1.3 million in external consulting expenses and research studies, as we expanded our research organization. The increase was offset by $1.6 million decrease in stock-based compensation expenses, as most of the expense related to non-employee stock option awards that are remeasured based on the price of our common stock at June 30, 2015.

Research and development expense increased to $10.7 million for the six months ended June 30, 2015 from $4.0 million for the six months ended June 30, 2014, primarily due to expense increases of $3.9 million in salaries and related expenses due to increased employee headcount, $2.1 million of drug product process development expenses and laboratory supplies and $2.1 million in external consulting expenses and research studies, as we expanded our research organization. The increase was offset by a $1.4 million decrease in stock-based compensation expenses, as most of the expenses related to non-employee stock option awards that are remeasured based on the price of our common stock at June 30, 2015.

For the periods presented, substantially all of our research and development expense related to development activities for AVA-101, for the treatment of wet AMD, and our other potential product candidates in our development program. We expect research and development expenses may increase in future periods as we continue to invest in our pipeline products and preclinical studies relating to our wet AMD program.

General and Administrative Expense

General and administrative expense increased to $5.0 million for the three months ended June 30, 2015 from $1.5 million for the three months ended June 30, 2014. The increase in general and administrative expense was primarily due to expense increases of $1.3 million in salaries and related expenses related to increased employee headcount, $0.9 million in stock-based compensation expenses, $0.4 million in public company-related expenses and overhead and $0.7 million in consulting and professional service expenses, as we expanded our operations and operated as a public company.

General and administrative expense increased to $9.1 million for the six months ended June 30, 2015 from $2.2 million for the six months ended June 30, 2014. The increase in general and administrative expense was primarily due to expense increases of $2.3 million in salaries and related expenses related to increased employee headcount, $1.3 million in stock-based compensation expenses, $1.9 million in public company-related expenses and overhead and $1.3 million in consulting and professional service expenses, as we expanded our operations and operated as a public company.

We expect general and administrative expenses may increase in future periods if and to the extent we elect to increase our investment in infrastructure to support continued research and development activities and potential commercialization of our product candidates. We will continue to assess such expenses in conjunction with ongoing consideration of our pipeline of product candidates. We anticipate increased costs in connection with increased professional fees associated with being a public company.

Deemed Dividend

In April 2014, the Company repurchased 531,208 shares of Series A convertible preferred stock for $4.0 million. The difference between the repurchase price of $7.53 and original issuance price of $1.45 was recorded as a deemed dividend of $3.2 million to a preferred stockholder and effected the calculation of net loss attributable to common stockholders and net loss per share for the six months ended June 30, 2014.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and at June 30, 2015, we had an accumulated deficit of $56.0 million, primarily as a result of research and development and general and administration expenses. On January 13, 2015, we completed a Follow-on Offering and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses. As of June 30, 2015, we had $200.5 million in cash and cash equivalents and $79.1 million of marketable securities invested in a money market funds, certificates of deposit, U.S. Treasury and U.S. government agencies securities with maturities of 12 months or less. We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2015 will be sufficient to fund our operations for the foreseeable future.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of such costs. However, in order to complete our planned preclinical trials and any future clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future.

If and when we seek additional funding, we will do so through equity or debt financings, collaborative or other arrangements with corporate sources or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. In order to complete development and commercialization of any of our product candidates, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the initiation, progress, timing, costs and results of preclinical studies and any clinical trials for our product candidates;

•	the outcome, timing of and costs involved in, seeking and obtaining approvals from the Food and Drug Administration (FDA) and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies than those that we currently expect;

•	the ability of our product candidates to progress through clinical development activities successfully;

•	our need to expand our research and development activities;

•	the rate of progress and cost of our commercialization of our products;

•	the cost of preparing to manufacture our products on a larger scale;

•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of any products launched by us or future partners;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to implement additional infrastructure and internal systems;

•	our ability to hire additional personnel;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows

	Six Month Periods Ended June 30,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash (used in) provided by operating activities	$(16,992)	$4,380
Net cash used in investing activities	(80,954)	(474)
Net cash provided by financing activities	139,085	47,957

Net increase in cash and cash equivalents	$41,133	$51,864

During the six months ended June 30, 2015, net cash used in operating activities was $17.0 million, primarily as a result of the net loss of $19.3 million offset by $1.3 million for non-cash charge related to stock-based compensation, $0.3 million for amortization of premium on marketable securities and $0.6 million for net increase in accounts payable and accrued expenses. During the six months ended June 30, 2014, net cash provided by operating activities was $4.4 million, primarily the result of $8.0 million of upfront payments received related to our research collaboration and license agreement with Regeneron, $1.0 million increase in accrued expenses of, offset by the net loss of $6.8 million during the period.

Net cash used in investing activities for the six months ended June 30, 2015 primarily relates to the purchases and maturities of marketable securities. Purchases of property and equipment were $1.5 million and $0.5 million during the six months ended June 30, 2015 and 2014, respectively. The purchases of property and equipment consisted primarily of acquisition of laboratory equipment to support our research and development activities.

The net cash provided by financing activities during the six month period ended June 30, 2015 of $139.1 million was primarily related to $130.6 million net proceeds from our Follow-on Offering and $8.3 million from sale of common shares. The net cash provided by financing activities during the six month period ended June 30, 2014 of $48.0 million was primarily related to $50.4 million proceeds from the sale of Series B convertible preferred stock, net of expenses, in April 2014, $2.0 million related-party convertible notes received in January and April 2014, offset by $4.0 million used to repurchase Series A convertible preferred stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended June 30, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2015, three putative securities class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, each on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Exchange Act and Securities Act and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs.

We believe that the claims in the asserted actions are without merit and intend to defend the lawsuits vigorously. We expect to incur costs associated with defending the actions. While we have various insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies, there is no assurance that we will be successful in our defense of the actions, that our insurance coverage, which contains a self-insured retention, will be sufficient, or that our insurance carriers will cover all claims or litigation costs. Due to the inherent uncertainties of litigation, we cannot reasonably predict at this time the timing or outcomes of these matters or estimate the amount of losses, or range of losses, if any, or their effect, if any, on our financial statements.

Item 1A.	Risk Factors

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. Our net loss for 2014 was $25.4 million and for the six months ended June 30, 2015 was $19.3 million. As of June 30, 2015, we had an accumulated deficit of $56.0 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize AVA-101 or any of our other product candidates. We do not currently have the required approvals to market AVA-101 or any of our other product candidates, and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize our product candidates.

We will require substantial future capital in order to complete the preclinical and clinical development for our product candidates and to potentially commercialize these product candidates. Any future clinical trials of our product candidates would cause an increase in our spending levels, as would other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the type, number, scope, progress, expansion costs, results of and timing of any future clinical trials of any of our product candidates which we are pursuing or may choose to pursue in the future;

•	the need for, and the progress, costs and results of, any additional clinical trials of our product candidates we may initiate based on the results of any clinical trials that we may plan or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of our product candidates;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;

•	the costs and timing of establishing sales and marketing capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing collaborations, license agreements and other partnerships;

•	costs associated with any new product candidates that we may develop, in-license or acquire;

•	the effect of competing technological and market developments;

•	our ability to establish and maintain partnering arrangements for development; and

•	the costs associated with being a public company.

Some of these factors are outside of our control. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program through commercial introduction. We expect that we will need to raise additional funds in the future.

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings. Additional funding may not be available to us on acceptable terms or at all, and given our decision not to move forward with a Phase 2b clinical trial for AVA-101 that we had planned to initiate in the second half of 2015, our ability to obtain funding in the future on favorable terms, or at all, may be substantially impaired. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain funding on a timely basis, we will be unable to complete any future clinical trials for our product candidates and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.

Risks Related to the Discovery and Development of Our Product Candidates

Our business to date has depended substantially on the success of AVA-101. We have determined not to move forward with a Phase 2b clinical trial for AVA-101 that we had planned to initiate in the second half of 2015. If we ultimately discontinue development of AVA-101, commercialization of our first product candidate may be delayed, and our business may be materially harmed.

We have only one product candidate that has been the focus of advanced development efforts: AVA-101, a recombinant adeno-associated vector type 2 (AAV2) encoding the anti-VEGF protein sFlt-1. To date, we have considered successful continued development and ultimate regulatory approval of AVA-101 critical for our future business success.

Following analysis of the data generated in our Phase 2a clinical study of AVA-101, we concluded that, overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. We have decided not to move forward with the Phase 2b clinical trial for AVA-101 that we had planned to initiate in the second half of 2015. We will instead conduct additional preclinical studies to inform further development of our wet AMD program, which may include studies to evaluate and optimize protein expression to compare variables impacting total anti-VEGF effect such as volume, concentration, and equipment for and location of injections, as well as different routes and potential methods of administration for AVA-101 and AVA-201. As part of our preclinical re-evaluation of our wet AMD program, direct comparisons of AVA-101 and -201 will be carried out. We cannot predict the outcome of these preclinical studies or whether we will ultimately decide to resume clinical development of AVA-101.

Our other product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. If we decide to discontinue development of AVA-101 and focus on our other product candidates, commercialization of our first product candidate may be delayed, and we may not be able to generate sufficient revenue to continue our business.

Even if we decide to resume clinical development of AVA-101 as part of our wet AMD program, such continued development would require additional clinical studies that, in conjunction with the additional preclinical studies relating to our wet AMD program that we plan to undertake, could result in a significant development delay. If development of AVA-101 is delayed, our business may be materially harmed.

We will conduct additional preclinical studies to further inform development of our wet AMD program, which may include studies to evaluate and optimize protein expression, to compare variables impacting total anti-VEGF effect such as volume, concentration, and equipment for and location of injections, as well as different routes and potential methods of administration for AVA-101 and AVA-201. As part of our preclinical re-evaluation of our wet AMD program, direct comparisons of AVA-101 and -201 will be carried out. If we decide to resume clinical development of AVA-101, we may be required to conduct additional Phase 1 or Phase 2a clinical trials to demonstrate safety and tolerability of AVA-101. These additional studies could result in a significant development delay. If development of AVA-101 is delayed, our competitors may be able to bring products to market before we do, and the commercial viability of AVA-101 could be significantly reduced.

Continued development and potential commercialization of AVA-101 would require additional investment of a significant portion of our time and financial resources. If we decide to continue development and potential commercialization of AVA-101 and are unable to obtain regulatory approval for, or successfully commercialize, AVA-101, our business may be materially harmed.

We have invested a significant portion of our time and financial resources in the development of AVA-101. We believe that continued development of AVA-101, in particular development at a different dosage and/or with a different administration procedure than was studied in the Phase 2a study, will require additional preclinical studies and clinical trials, including potential additional Phase 1 or Phase 2a clinical trials to demonstrate safety and tolerability of AVA-101 as administered in dose studies. This in turn will require further investment of a significant portion of our time and financial resources. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary preclinical studies and clinical trials for AVA-101;

•	we may not be able to provide evidence of efficacy and safety for AVA-101;

•	we do not know the degree to which AVA-101 will be accepted as a therapy for wet AMD, even if approved;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory bodies for marketing approval;

•	subjects in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to AVA-101;

•	if approved for treatment of wet AMD, AVA-101 will likely compete with other treatments then available, including the off-label use of products already approved for marketing and other therapies currently available or which may be developed; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a Biologics Licensing Application (BLA) or a New Drug Application (NDA) to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market AVA-101, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that AVA-101 will be successfully developed or commercialized. If we decide to invest in the continued development and potential commercialization of AVA-101 and we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, AVA-101, we may not be able to generate sufficient revenue to continue our business.

Our product candidates other than AVA-101 are still in preclinical development, and we will be conducting additional preclinical studies relating to our wet AMD program, including AVA-101. If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.

Our product candidates, other than AVA-101, are still in preclinical development, and we will be conducting additional preclinical studies relating to our wet AMD program, including AVA-101. Our ability to generate product revenue will depend heavily on our ability to successfully develop and commercialize these product candidates. We do not expect that such commercialization of any of our product candidates will occur for at least the next several years, if ever. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

We have conducted, and may in the future conduct, clinical trials for product candidates in sites outside the United States and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. For example, we recently conducted a Phase 1/2a trial for AVA-101 with LEI in Australia.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials for our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

Our Ocular BioFactoryTM platform is based on a novel gene therapy technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy products have been approved in the United States and only one gene therapy product has been approved in Europe.

We have concentrated our research and development efforts on our Ocular BioFactory™, which is a gene therapy platform, and our future success depends on the successful development of product candidates based on this platform. There can be no assurance that any development problems we experience in the future related to our Ocular BioFactory™ platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our Ocular BioFactoryTM platform. Although our AVA-101 product candidate was in clinical development, we have decided not to move forward with the Phase 2b clinical trial for AVA-101 that we had planned to initiate in the second half of 2015. In addition, our research programs, including those subject to our collaboration with Regeneron, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Drug development has inherent risk. We recently conducted a Phase 1/2a human clinical trial for AVA-101, which is produced in a mammalian-cell based manufacturing system. However, neither AVA-101 manufactured in the baculovirus expression system (BVES) nor our other product candidates have ever been evaluated in human clinical studies, and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

If our proprietary vectors are not shown to be safe and effective in targeting retinal tissue, we may not realize the value of our investment in directed evolution technology. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, any future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. For example, following analysis of the data generated in our Phase 2a clinical trial of AVA-101, we concluded that, overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

We cannot be certain that any clinical trials that we plan will be successful, and any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

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

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of subjects with the relevant eye disease we are targeting for any future clinical trials for our product candidates. Potential subjects may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for such future clinical trials. In addition, we and our collaboration partner, Regeneron, are developing AVA-311 for the treatment of X-linked retinoschisis (XLRS), an orphan indication. Enrollment of eligible subjects with orphan diseases may be limited or slower than we anticipate in light of the small subject populations involved. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or other foreign regulatory agencies. In addition, the process of finding and diagnosing subjects may prove costly.

Further, if patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or inadequate results in our preclinical or clinical studies or for other reasons, including competitive clinical trials for similar patient populations or available approved therapies, our recruitment of subjects, conduct of studies and ability to obtain regulatory approval of our product candidates may be hindered.

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

AVA-101 may be studied in diseases of the eye in addition to AMD if we continue development of AVA-101. There are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to successfully develop and/or commercialize AVA-101. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, stroke and geographic atrophy. In addition, patients given infusions of any protein may develop severe hypersensitivity reactions or infusion reactions. Other VEGF inhibitors have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks in treating patients with gene therapy vectors, including adeno-associated virus (AAV), such as inflammation, cytotoxic T-cell response, anti-AAV antibodies and immune response to the expressed transgene, including T-cell responses and/or auto-antibodies against sFlt-1. There are risks inherent in the subretinal administration of drugs like AVA-101, which can cause injury to the eye and other complications. For example, in our Phase 1/2a trials of AVA-101 in wet AMD, the most frequent ocular adverse events were conjunctival hemorrhage, cataracts, retinal hemorrhage and vitreous hemorrhage.

There are also risks inherent in subretinal injections, including subretinal injections with AVA-101, such as intraocular inflammation, cataract, sterile and culture positive endophthalmitis, retinal detachment, retinal tear, epiretinal membrane (ERM) formation, and other side effects. Serious complications or serious, unexpected side effects in connection with the use of AVA-101 could materially harm our business, prospects’ operating results and financial condition.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct preclinical and clinical trials for our product candidates, and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use clinical research organizations (CROs) to conduct our clinical trials and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

There is no guarantee that any CROs, investigators or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, fails to meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any BLA we submit by the FDA. Any such delay or rejection could prevent us from commercializing our product candidates.

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

Risks Related to Commercialization of Our Product Candidates

Any termination or suspension of, or delays in the commencement or completion of, clinical trials for our product candidates, including AVA-101, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials in the United States for our product candidates, we need to submit the results of preclinical testing to the FDA, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA failing to grant permission to proceed or placing the clinical trial on hold;

•	subjects failing to enroll or remain in our trial at the rate we expect;

•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an IRB that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

•	one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial.

Product development costs will increase if we have delays in testing or approval of any of our product candidates, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of our clinical trials, or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenue will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. For example, we have decided not to move forward with the Phase 2b clinical trial for AVA-101 with the current dose and administration procedure that we had planned to initiate in the second half of 2015, and, as a result, our competitors may be able to bring wet AMD products to the market ahead of us and the commercial viability of AVA-101 could be reduced.

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

Final marketing approval for our product candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited or denied, any of which would adversely affect our ability to generate operating revenue.

After the completion of our clinical trials and, assuming the results of the trials are successful, the submission of a BLA, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize our product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for our product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. If marketing approval for any product candidate is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.

Even if we obtain marketing approval for any of our product candidates, they could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if at all, of any of our product candidates, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for any product candidate that may receive regulatory approval fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if any of our product candidates is approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Even if we receive regulatory approval we still may not be able to successfully commercialize our product candidate, and the revenue that we generate from its sales, if any, could be limited.

Even if any of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payers, including government payers, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payers or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payers on the benefits of such a product candidate may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend and enforce our intellectual property rights relating to our products.

If the market for the treatment of wet AMD is smaller than we believe it is, our future revenue may be adversely affected, and our business may suffer.

If the size of the market for wet AMD is smaller than we anticipate, we may not be able to achieve profitability and growth. While we are initially targeting product candidates for the treatment of wet AMD, a disease we believe to be the most common cause of vision loss in adults over the age of 50 in developed countries, our projections of the number of people who have wet AMD, as well as the subset of people with these diseases who have the potential to benefit from treatment with wet AMD, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

Our product candidates are designed to provide potential therapeutic benefit after a single administration and, therefore, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

Although the development and commercialization of gene therapy for the treatment of wet AMD is our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other gene therapies related to ocular diseases. We will evaluate internal opportunities from our library of adeno-associated virus (AAV) variants, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from ocular diseases such as diabetic macular edema (DME), retinal vein occlusion (RVO), glaucoma, XLRS or other disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of our product candidates. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because third parties may view the risk of failure in future clinical trials as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Even if we are successful in our efforts to establish development partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

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

Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, EYLEA® is currently available in the United States for treatment of wet AMD and macular edema following central retinal vein occlusion (CRVO), and in the United Kingdom, Germany, Switzerland, Australia, Japan and certain other countries for the treatment of wet AMD. Additionally, marketing approval has been obtained in the EU for EYLEA® for the treatment of visual impairment due to macular edema secondary to CRVO. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates, including AVA-101. For example, if we resume clinical development of, and seek to commercialize, AVA-101, AVA-101 will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules and gene therapy. Lucentis®, EYLEA® and Avastin® are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including Allergan, Iconic Therapeutics, Inc., Novartis AG, Ocular Therapeutix, Inc., Ophthotech Corporation, Hoffmann-La Roche Ltd., Neurotech Pharmaceuticals, Inc., Regeneron, Santen Pharmaceuticals Co., Ltd., Valeant Pharmaceuticals North America LLC, ReGenX Biosciences LLC, Applied Genetic Technologies Corporation, Oxford Biomedica plc, Ohr Pharmaceuticals, Inc. and Mesoblast Limited.

Our preclinical product candidates are being developed for the treatment of prevalent or rare ophthalmic diseases, such as the prevention of wet AMD and XLRS, for which there are no approved therapies. However, there are multiple companies developing gene therapies for ophthalmic diseases, including Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical Inc., Eos Neuroscience, Inc., ReGenX Biosciences LLC, GenSight Biologics, Genzyme Corporation, Hemera Biosciences, Inc., RetroSense Therapeutics, LLC, Spark Therapeutics, Inc., Oxford Biomedica plc, Sanofi-Aventis S.A., NightStaRx Limited and 4D Molecular Therapeutics, LLC and Benitec Biopharma Limited.

We have no sales, marketing or distribution capabilities, and we may have to invest significant resources to develop these capabilities.

We have no internal sales, marketing or distribution capabilities. If any of our product candidates ultimately receive regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that any of our product candidates will be approved, if at all. We may not be able to hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;

•	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by any product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

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

Risks Related to Our Business Operations

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize murine gamma-retroviral vectors, our product candidates use a viral delivery system. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Although none of our current product candidates utilize the gamma-retroviruses used in the 2003 studies, our product candidates do use a viral vector delivery system. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

Adverse events in our clinical trials or those conducted by other parties, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any such adverse events occur, development and commercialization of our product candidates or advancement of any potential clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

We are dependent on the services of our key executives and scientific staff, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.

We are dependent on the principal members of our management and scientific staff. The loss of service of any of our management could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. If we are not able to retain our management, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

We will need to expand and effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. Our industry has experienced a high rate of turnover of management and scientific personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

As recently announced, Thomas W. Chalberg, Jr., Ph.D., resigned as our Chief Executive Officer, and we are searching for a permanent Chief Executive Officer. Our future performance will depend, in part, on our ability to successfully integrate newly hired executive officers, including any new Chief Executive Officer, into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations.

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

Our current management team has only been working together for a relatively short period of time and some of our current management team have been employed by us for less than a year. Moreover, as recently announced, Thomas W. Chalberg, Jr., Ph.D., resigned as our

Chief Executive Officer, and we are searching for a permanent Chief Executive Officer. In addition, we may continue to expand our management team in the future. Our future performance will depend, in part, on our ability to successfully integrate recently and subsequently hired executive officers into our management team and their ability to develop and maintain an effective working relationship. Our failure to integrate these individuals with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

We may encounter difficulties in managing our growth and expanding our operations successfully.

We had 72 full-time employees as of July 31, 2015. We may need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

If we fail to comply with applicable state and federal healthcare laws, we may be subject to civil or criminal penalties and/or exclusion from federal and/or healthcare programs.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if our product candidates allegedly caused or cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize our product candidates; and

•	a decline in our stock price.

We currently hold $5 million in product liability insurance, which may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

We currently have a license to the Regents’ undivided interest in certain patent rights relating to the use of recombinant gene delivery vectors for treating or preventing diseases of the eye. The licensed patent rights are jointly owned by the Regents and Chiron but our license extends only the Regents’ interest in such patent rights. As a result, Chiron has a right to develop and commercialize products and technology using these patent rights, and to license to third parties the right to do so. This may lead to the development and commercialization of products and technology by others that are based on technology similar to our Ocular BioFactory™ platform, which may impair our competitive position in the marketplace and have an adverse impact on our business.

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

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of any of our product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or

•	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report on Form 10-Q, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of

1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

Subsequent to the identification of the material weakness, we hired an experienced Chief Financial Officer, Corporate Controller and additional skilled accounting and finance staff members, formalized and implemented our accounting policies and internal controls and the related documentation and strengthened our accounting systems, financial statements review procedures and the supervisory reviews by our management that are performed during the financial close process and which support the accurate and timely preparation of consolidated financial statements that are fairly presented in accordance with US GAAP. These improvements to our internal control infrastructure were implemented during 2014, and were in place in connection with the preparation of our consolidated financial statements for the year ended December 31, 2014.

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

The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	our plans regarding further development of AVA-101;

•	our ability to enroll subjects in any clinical trials that we plan in the future;

•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;

•	sales of our stock by insiders and stockholders;

•	trading volume of our common stock;

•	general economic, industry and market conditions other events or factors, many of which are beyond our control;

•	additions or departures of key personnel; and

•	intellectual property, product liability or other litigation against us.

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stock, and similar litigation has been instituted against us. Such litigation could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

We and certain of our officers have been named defendants in purported securities class action lawsuits. These, and any additional securities litigation, could result in substantial losses and may divert management’s time and attention from our business.

On June 15, 2015, we announced the top-line results of our Phase 2a clinical trial for AVA-101. In July 2015, three purported securities class action lawsuits were commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. These lawsuits assert that the defendants violated the Exchange Act and Securities Act and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The plaintiffs seek unspecified damages, attorneys’ fees and other costs, each on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between July 31, 2014 and June 15, 2015. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants.

We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. However, the outcomes of these lawsuits are necessarily uncertain, and we may not prevail. In addition, while we have various insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies, there is no assurance that our insurance coverage, which contains a self-insured retention, will be sufficient or that our insurance carriers will cover all claims or litigation costs. Accordingly, we could be forced to expend significant resources in the defense of these suits. At this time, we are not able to estimate the possible costs to us from these matters, as these lawsuits are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could subject us to significant liabilities and could have a material adverse effect on our business, financial condition and results of operations. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price. If our stock price continues to experience volatility, we may be the subject of additional securities litigation in the future.

The current securities litigation and any future litigation of this type could result in diversion of management’s attention and resources, which could adversely impact our business. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to focus fully on our business activities.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trial and development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our product candidates;

•	our execution of any collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	nature and terms of stock-based compensation grants; and

•	derivative instruments recorded at fair value.

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

As of July 31, 2015, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 58.21% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2014, we had U.S. federal net operating loss (NOL) carryforwards of approximately $39.6 million to offset future federal income. NOLs expire at various years beginning with 2026. As of December 31, 2014, we also had U.S. state NOL carryforwards of approximately $41.0 million to offset future state income. U.S. State NOLs expire at various years beginning with 2016. If over a rolling three-year period, the cumulative change in our ownership exceeds 50 percentage points (as determined under applicable Treasury regulations) under Section 382 of the Internal Revenue Code of 1986, as amended (Code), our ability to utilize our U.S. federal net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset future taxable income or taxes may be limited. We have experienced at least two ownership changes since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. Our ability to utilize our NOL carryforwards may be further limited as a result of subsequent ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

At this time, we do not plan to use approximately $20 million of our net proceeds from the IPO to fund Phase 3 research and development startup activities for our AVA-101 study, as we had described in our final prospectus filed with the SEC on July 31, 2014 pursuant to Rule 424(b) of the Securities Act. Instead, we plan to reallocate such proceeds to fund research and development expenses for additional preclinical studies relating to our wet AMD program, which includes AVA-101 and AVA-201, and for other product candidates in our pipeline.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Employee Retention Plan

On August 11, 2015, our Board of Directors (the Board) approved an employee retention program whereby our employees, including our principal executive officer, principal financial officer and named executive officers, will be awarded retention grants of restricted stock units (RSUs), with a grant date of August 21, 2015 (the Grant Date). The RSUs will be granted under and are subject to the terms and conditions of our 2014 Equity Incentive Plan. The specific number of shares subject to the RSUs will be determined based on the average closing sale price of our common stock on the NASDAQ for the five-day period preceding the Grant Date. Fifty percent of the shares subject to the RSUs will vest one year after the Grant Date, and the remainder will vest two years after the Grant Date, subject to the recipient’s continuous service with us through each such vesting date.

The value of each RSU award to be granted to our principal executive officer, principal financial officer and named executive officers is set forth in the table below:

Name	RSU Grant Total $ Value
Hans P. Hull President and Chief Executive Officer	$1,250,000
Linda C. Bain Chief Financial Officer	$350,000
Samuel B. Barone, M.D. Chief Medical Officer	$361,000
Roman G. Rubio, M.D. Senior Vice President and Head of Translational Medicine	$1,155,000

Amendments to Change in Control and Severance Agreements

On August 11, 2015, the Board approved and adopted a form of amendment (each, a SVP Amendment) to the existing Change in Control and Severance Agreement we have with our interim Chief Executive Officer, our Chief Financial Officer, our named executive officers, and Mehdi Gasmi, Ph.D., our interim Chief Scientific Officer (the Existing Change in Control and Severance Agreement), to be entered into with our Chief Financial Officer, each of our named executive officers, and Dr. Gasmi. The SVP Amendment provides that if any of these executive officers is terminated by us without Cause or experiences a Constructive Termination (each as defined in the Existing Change in Control and Severance Agreement) prior to the second anniversary of the effective date of the SVP Amendment, then, in addition to certain other benefits, such executive officer will also receive (i) 12 months of such executive officer’s base salary and (ii) automatic vesting of such executive officer’s outstanding equity awards issued on or prior to August 21, 2015, in each case, with respect to the number of securities that otherwise would have vested had such executive officer remained employed by us for an additional 12 months.

The foregoing description is qualified in its entirety by reference to the full text of the form of SVP Amendment, a copy of which is filed hereto as Exhibit 10.1 and incorporated herein by reference.

In addition, on August 11, 2015, the Board approved and adopted a form of amendment (the Hull Amendment) to the Existing Change in Control and Severance Agreement for Hans P. Hull, our interim Chief Executive Officer and President. The Hull Amendment contains substantially the same terms as the form of SVP Amendment, except that the Hull Amendment provides that in the event Mr. Hull is terminated by us without Cause or experiences a Constructive Termination, in each case, within the period commencing three months prior to a change in control and ending on the first anniversary of the change in control, then he is entitled to 18 months of base salary (regardless of whether such termination occurs within or following the period ending on the second anniversary of the effective date of the Hull Amendment).

The foregoing description is qualified in its entirety by reference to the full text of the form of Hull Amendment, a copy of which is filed hereto as Exhibit 10.2 and incorporated herein by reference.

Compensation Arrangements for Hans Hull, Linda Bain and Mehdi Gasmi

On August 11, 2015, we entered into a letter agreement with Mr. Hull whereby we agreed to (i) increase Mr. Hull’s annual base salary to $360,000 per year and (ii) modify the payment schedule for the special, one-time cash bonus of $120,000 (the Special Bonus) that Mr. Hull was granted in connection with his appointment as our interim Chief Executive Officer and President. Mr. Hull’s letter agreement provides that the Special Bonus will be paid out in equal monthly installments of $10,000 until a permanent Chief Executive Officer commences employment with us. Upon such event, payment of the Special Bonus will be accelerated, and Mr. Hull will receive any unpaid portion of the Special Bonus in a lump sum within ten business days of the date such permanent Chief Executive Officer commences employment.

On August 11, 2015, we also entered into a letter agreement with Linda C. Bain whereby we agreed to (i) increase Ms. Bain’s annual base salary to $360,000 per year and (ii) grant Ms. Bain a special, one-time cash bonus of $30,000, payable in a lump sum within ten business days of August 11, 2016, subject to Ms. Bain’s continued employment with us.

Additionally, on August 11, 2015, we entered into a letter agreement with Dr. Gasmi whereby we agreed to increase Dr. Gasmi’s annual base salary to $330,000 per year. We also granted Dr. Gasmi a special, one-time cash bonus of $100,000, payable in a lump sum within ten business days of July 22, 2016, subject to Dr. Gasmi’s continued employment with the Company, as was previously disclosed in our Current Report on Form 8-K dated July 23, 2015.

The foregoing summaries of the letter agreements are qualified in their entirety by reference to the full text of such agreements, copies of which are filed hereto, respectively, as Exhibits 10.3, 10.4 and 10.5.

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

Date: August 13, 2015	AVALANCHE BIOTECHNOLOGIES, INC.

	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Form of Amendment to the Change in Control and Severance Agreement.

10.2	Form of Amendment to the Change in Control and Severance Agreement for Hans P. Hull.

10.3	Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Hans P. Hull.

10.4	Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Linda C. Bain.

10.5	Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Mehdi Gasmi, Ph.D.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.