Form 10-Q
period 2015-09-30
Avalanche Biotechnologies, Inc.
filed 2015-11-09
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015 there were 25,759,330 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Avalanche Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$200,676	$159,404
Marketable securities	68,210	—
Prepaid expenses and other current assets	1,475	874
Total current assets	270,361	160,278
Property and equipment, net	3,330	1,085
Deposit and other long-term assets	138	543
Total assets	$273,829	$161,906
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,141	$951
Accrued expenses and other current liabilities	3,734	3,707
Deferred rent, current portion	58	—
Deferred revenue, current portion	1,563	813
Total current liabilities	6,496	5,471
Long-term liabilities:
Deferred rent, net of current portion	466	306
Deferred revenue, net of current portion	4,537	6,646
Total liabilities	11,499	12,423
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2015 and December 31, 2014; 25,756,057 and 22,754,037 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	332,404	186,186
Accumulated other comprehensive income	(3)	10
Accumulated deficit	(70,074)	(36,715)
Total stockholders’ equity	262,330	149,483
Total liabilities and stockholders’ equity	$273,829	$161,906

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue	$953	$204	$1,359	$369
Operating expenses:
Research and development	7,523	5,746	18,270	9,750
General and administrative	7,631	2,398	16,733	4,618
Total operating expenses	15,154	8,144	35,003	14,368
Operating loss	(14,201)	(7,940)	(33,644)	(13,999)
Other (expense) income
Interest expense	—	—	—	(18)
Other (expense) income, net	117	(26)	285	(33)
Change in fair value of warrant liabilities	—	(290)	—	(759)
Loss on extinguishment of related-party convertible notes	—	—	—	(204)
Total other (expense) income, net	117	(316)	285	(1,014)
Net loss	(14,084)	(8,256)	(33,359)	(15,013)
Deemed dividend	—	—	—	(3,230)
Net loss attributable to common stockholders	$(14,084)	$(8,256)	$(33,359)	$(18,243)
Other comprehensive loss:
Net unrealized gain on marketable securities	2	—	12	—
Foreign currency translation adjustment	(17)	(15)	(25)	(16)
Comprehensive loss	$(14,099)	$(8,271)	$(33,372)	$(15,029)
Net loss per share attributable to common stockholders-basic and diluted	$(0.55)	$(0.50)	$(1.31)	$(2.29)
Weighted-average common shares outstanding-basic and diluted	25,685	16,394	25,378	7,960

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(33,359)	$(15,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	506	83
Stock-based compensation expense	7,084	4,442
Non-cash interest expense	—	18
Amortization of premium on marketable securities	570	—
Change in fair value of warrant liabilities	—	759
Loss on extinguishment of related-party convertible notes	—	204
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(542)	(703)
Deposit	(1)	55
Accounts payable	283	127
Accrued expenses and other current liabilities	388	1,587
Deferred revenue	(1,359)	7,662
Deferred rent	218	186
Net cash used in operating activities	(26,212)	(593)
Cash flows from investing activities:
Purchases of marketable securities	(88,427)	—
Maturities of marketable securities	19,600	—
Purchases of property and equipment	(2,804)	(579)
Net cash used in investing activities	(71,631)	(579)
Cash flows from financing activities:
Proceeds from public offering of common stock, net	138,954	106,973
Proceeds from sale of common stock to collaborative partner	—	10,000
Proceeds from issuance of Series B convertible preferred stock	—	52,905
Expenses related to issuance of Series B convertible preferred stock	—	(2,540)
Proceeds from issuance of convertible notes	—	2,000
Repurchase of Series A convertible preferred stock	—	(4,000)
Proceeds from exercises of warrants	—	606
Proceeds from issuance of common stock pursuant to option exercises	181	3
Net cash provided by financing activities	139,135	165,947
Effect of foreign currency exchange rate on cash and cash equivalents	(20)	(10)
Net increase in cash and cash equivalents	41,272	164,765
Cash and cash equivalents at beginning of period	159,404	564
Cash and cash equivalents at end of period	$200,676	$165,329
Supplemental schedule of noncash investing and financing information
Conversion of related-party convertible notes payable to convertible preferred stock	$—	$2,000
Warrants issued in connection with issuance of Series B convertible preferred stock	$—	$266
Warrants issued in connection with license agreements	$—	$42
Fixed assets in accounts payable and current liabilities	$182	$252
Deferred initial public offering expenses in accounts payable and current liabilities	$—	$520

See accompanying notes to condensed consolidated financial statements.

Avalanche Biotechnologies, Inc.

September 30, 2015

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

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $70.1 million as of September 30, 2015. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials. The Company believes that it has sufficient funds to continue operations for the foreseeable future.

Initial Public Offering —On August 5, 2014, the Company completed its initial public offering (IPO) of shares of its common stock. As a result, the following transactions were recorded in the Company’s consolidated financial statements on August 5, 2014 (the third quarter of 2014):

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

Follow-on Offerings —In January 2015, the Company completed a public offering of 2,369,375 shares of its common stock (Follow-on Offering), which included 359,918 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and the Company received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses.

In March 2015, (i) the Company received net proceeds of approximately $8.3 million, after discounts and other issuance costs, which resulted from the sale of 230,000 common shares, and (ii) the Company issued 230,000 common shares to a shareholder that exercised warrants prior to the initial public offering.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the nine month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

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

Cash and Cash Equivalents —The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market accounts. Cash equivalents are stated at fair value.

Marketable Securities —All marketable securities, which consist of debt securities and certificates of deposit, have been classified as “available for sale” and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on short-term investments is included in interest income. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities.

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

Revenue Recognition - In connection with the research collaboration and license agreement, Regeneron acquired a time-limited right of first negotiation for a potential license to develop and commercialize AVA-101. The Company recognized $0.8 million during the third quarter of 2015 and will recognize the remaining $0.7 million during the fourth quarter of 2015, the period when Regeneron has exclusive access to the results of the Phase 2a clinical trial.

Recently Issued Accounting Pronouncements —In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern and to provide disclosures if necessary. Management will be required to perform the evaluation within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The adoption of this ASU is not expected to impact the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved deferral of the effective date of this ASU by one year to December 15, 2017. The ASU’s effective date for the Company will be January 1, 2018. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

3. Cash Equivalents and Marketable Securities

The following is a summary of the cash equivalents and marketable securities:

	September 30, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
Money Market Funds	$191,024	$—	$—	$191,024
Certificates of Deposit	4,080	2	—	4,082
U.S. Treasury Securities	25,158	9	—	25,167
U.S. Government Agency Securities	38,960	2	(1)	38,961
	259,222	13	(1)	259,234
Less: Cash Equivalents	(191,024)	—	—	(191,024)
Total Marketable Securities	$68,198	$13	$(1)	$68,210

The Company did not hold any available-for-sale securities as of December 31, 2014. As of September 30, 2015, the contractual maturities of the Company’s marketable securities were less than one year. Management determined that the gross unrealized losses of $1,000 on the Company’s marketable securities as of September 30, 2015 were temporary in nature. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at September 30, 2015. There were no sales of available-for-sale securities in any of the periods presented.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the year ended December 31, 2014 and the nine months ended September 30, 2015. As of December 31, 2014 and September 30, 2015, the Company had no Level 3 assets or liabilities.

The following table summarizes, for assets recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

		Quoted Prices	Significant Other	Significant
	Total	In Active Markets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Money Market Funds	$191,024	$191,024	$—	$—
Certificates of Deposit	4,082	—	4,082	—
U.S. Treasury Securities	25,167	—	25,167	—
U.S. Government Agency Securities	38,961	—	38,961	—
Total Cash Equivalents and Marketable Securities	$259,234	$191,024	$68,210	$—
December 31, 2014
Assets:
Money Market Funds	$40,000	$40,000	$—	$—
Total Cash Equivalents	$40,000	$40,000	$—	$—

The following table provides a summary of changes in the estimated fair value of the Company’s warrants liabilities and embedded derivative liability measured at estimated fair value using significant Level 3 inputs (in thousands):

	Convertible
	Preferred Stock	Common Stock
	Warrant Liability (1)	Warrant Liability (2)
Balance as of January 1, 2014	$91	$42
Issuance of common stock warrant	—	(41)
Change in fair value	760	(1)
Exercises	(851)	—
Balance as of September 30, 2014	$—	$—

(1)	In July 2014, all of the outstanding warrants to purchase convertible preferred stock and common stock were exercised immediately prior to the completion of the initial public offering (IPO).
(2)	In March 2014, the common stock warrant was issued and was recorded to additional paid-in capital.

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

5. Significant Agreements

University of California —In May 2010, the Company entered into a license agreement, as amended, with the Regents of the University of California (Regents) for exclusive rights in the U.S. to certain patents owned by the Regents. Under the terms of the agreement, the Company paid an upfront license fee of $100,000 and agreed to reimburse the Regents for patent-related expenses. The Company is obligated to pay the Regents royalties on net sales, if any, as well as an annual maintenance fee of $50,000 beginning in the calendar year after the first commercial sale of a licensed product and milestone payments related to the achievement of certain clinical and regulatory goals totaling up to $900,000 for the first indication and $500,000 for each additional indication for up to two additional indications. Through September 30, 2015, none of these goals had been achieved, and no milestones were payable.

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer equipment and software	$257	$142
Laboratory equipment	2,890	1,012
Furniture and fixtures	528	73
Leasehold improvements	351	48
Total property and equipment	4,026	1,275
Less accumulated depreciation and amortization	(696)	(190)
Property and equipment, net	$3,330	$1,085

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2015 and 2014 was $241,000 and $49,000, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2015 and 2014 was $506,000 and $83,000, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Employees' compensation	$2,414	$1,509
Accrued professional and preclinical studies fees	1,109	1,236
Accrued clinical and process development costs	110	942
Other	101	20
Total accrued expenses and other current liabilities	$3,734	$3,707

8. Commitments and Contingencies

Collaborations and License Agreements

The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through September 30, 2015, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included in the Company’s condensed consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2015.

Legal Proceedings

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

In July 2015, three putative securities class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Northern District of California, each on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Exchange Act and Securities Act and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs.

The Company believes that the claims in the asserted actions are without merit and intend to defend the lawsuits vigorously. The Company expects to incur costs associated with defending the actions. While the Company has various insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies, there is no assurance that the Company will be successful in its defense of the actions, that its insurance coverage, which contains a self-insured retention, will be sufficient, or that its insurance carriers will cover all claims or litigation costs. Due to the inherent uncertainties of litigation, the Company cannot reasonably predict at this time the timing or outcomes of these matters or estimate the amount of losses, or range of losses, if any, or their effect, if any, on its consolidated financial statements.

9. Related-Party Convertible Notes

On October 22, 2013, the Company entered into a convertible note purchase agreement with a related party investor for the issuance and sale of up to an aggregate principal amount of $5.0 million of convertible notes (2013 Notes). In each of January 2014 and April 2014, the Company borrowed an aggregate principal amount of $1.0 million of 2013 Notes.

The difference between the fair value of the securities into which the debt was convertible and the effective conversion price on the borrowing date represents a beneficial conversion feature. In connection with the January 2014 and April 2014 borrowings, the Company recorded the fair value of the beneficial conversion feature of $1.0 million and $1.0 million, respectively, by allocating a portion of the proceeds to additional paid-in capital, resulting in a discount on the convertible instrument, to be amortized over the repayment period using the effective interest method. The 2013 Notes were converted to 295,115 shares of Series B convertible preferred stock in April 2014. At the time of the conversion, the Company recorded a $0.2 million loss on extinguishment of related-party convertible notes in the condensed consolidated statements of operations and comprehensive loss.

At December 31, 2014 and September 30, 2015, there are no outstanding convertible notes recorded in the condensed consolidated balance sheets.

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

As of September 30, 2015, a total of 8,454,368 shares of common stock were authorized for issuance and 1,669,510 shares were available for future grants under the 2014 Plan.

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

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP). The Company reserved for issuance 208,833 shares of its common stock and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. During 2015, no shares were issued under the 2014 ESPP. A total of 436,373 shares of common stock have been reserved for issuance under the 2014 ESPP and were available for issuance under the 2014 ESPP as of September 30, 2015.

The following table summarizes option activity under our stock plans and related information:

			WEIGHTED-
	NUMBER OF	WEIGHTED-	AVERAGE REMAINING	AGGREGATE
	SHARE	AVERAGE EXERCISE	CONTRACTUAL LIFE	INTRINSIC VALUE (a)
	(IN THOUSANDS)	PRICE	(IN YEARS)	(IN THOUSANDS)
Balance at January 1, 2015	4,932	$5.61	8.2	$238,653
Options granted	693	$38.80
Options exercised	(395)	$0.46
Options cancelled	(236)	$18.12
Balance at September 30, 2015	4,994	$10.04	7.8	24,896
Vested and expected to vest as of September 30, 2015	4,933	$9.91	7.7	24,778
Exercisable as of September 30, 2015	2,518	$2.80	7.1	17,249

(a)	The aggregate intrinsic value is calculated as the difference between the option exercise price and the closing price of common stock of $8.24 per share as of September 30, 2015.

The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 were $11.2 million and $6.4 million, respectively.

The following table summarizes information with respect to stock options outstanding and currently exercisable and vested.

As of September 30, 2015:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE AND VESTED
		WEIGHTED-		WEIGHTED-
	NUMBER	AVERAGE REMAINING	NUMBER	AVERAGE REMAINING
RANGE OF	OUTSTANDING	CONTRACTUAL LIFE	OUTSTANDING	CONTRACTUAL LIFE
EXERCISE PRICES	(IN THOUSANDS)	(IN YEARS)	(IN THOUSANDS)	(IN YEARS)
$0.15-$0.27	2,646	6.7	1,981	6.6
$0.28-$2.95	433	8.4	164	8.4
$2.96-$11.50	520	8.7	165	8.7
$11.51-$35.00	829	9.0	189	8.9
$35.01-$58.92	566	9.5	19	9.3

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$2,044	$2,600	$1,883	$3,806
General and administrative	3,708	456	5,201	636
Total share-based compensation	$5,752	$3,056	$7,084	$4,442

Departure of Key Executive Officer

Effective July 23, 2015, Thomas W. Chalberg, Jr., Ph.D., resigned as the Chief Executive Officer and President of the Company and as a member of the board of directors. In connection with Dr. Chalberg’s resignation and his engagement as a consultant and Scientific Advisor, Dr. Chalberg and the Company entered into a Separation Agreement and General Release, dated July 23, 2015 (the Separation Agreement). Under the Separation Agreement, Dr. Chalberg is providing consulting services to the Company and serving as a member of the Company’s Scientific Advisory Board until the first anniversary of July 23, 2015 (the consulting period). During the consulting period, subject to the terms and conditions of the Separation Agreement, Dr. Chalberg is paid a monthly fee at the same rate as his salary in effect prior to his resignation and is continuing to vest in outstanding equity awards held by him at the same rates in effect for such awards prior to his resignation. Shares of the Company’s common stock subject to his outstanding equity awards that were otherwise scheduled to vest following the expiration of the consulting period will not vest under any circumstances and were forfeited and cancelled on July 23, 2015. As a result, the Company recorded a one-time share-based payment charge of $2.4 million related to the cancellation of unvested stock options for the three months ended September 30, 2015.

The weighted-average fair values of options granted during the nine months ended September 30, 2015 and 2014 were $23.92 and $6.21, respectively.

Restricted Stock Units

Restricted stock units, or RSUs, are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The fair value of RSUs is based upon the closing sales price of our common stock on the grant date. RSUs granted to employees generally vest over a two-to-four year period.

The following table summarizes the RSUs activity under our stock plans and related information:

	Number of	Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value (in dollars)
Outstanding at December 31, 2014	—	$—
Granted	845	$13.85
Vested and released	(8)	$10.01
Forfeited	(17)	$39.35
Outstanding at September 30, 2015	820	$13.35

There were no RSUs granted prior to April 2015. The weighted-average grant date fair value of RSUs granted was $13.85 per share during 2015. The total fair value of RSUs that vested was $0.1 million for the three and nine months ended September 30, 2015. As of September 30, 2015, there was $9.6 million of unrecognized compensation cost related to unvested RSUs that we expect to recognize over a weighted-average period of 2.3 years.

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Option grants:
Expected volatility	75%	79%	77%	79%
Expected term (in years)	6.1	6.1	6.1	6.0
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.8%	2.0%	1.7%	1.9%

As of September 30, 2015, there was $22.1 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.0 years.

Stock Options Granted to Non-Employees

Stock-based compensation related to stock options granted to non-employees is measured and recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The following weighted-average assumptions were used in estimating non-employees’ stock-based compensation expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Option grants:
Expected volatility	71%	80%	74%	79%
Expected term (in years)	2.5	7.0	4.1	7.4
Expected dividend yield	—	—	—	—
Risk-free interest rate	0.7%	2.1%	1.0%	2.3%

As of September 30, 2015, there was $1.8 million of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 1.4 years.

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

11. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the three and nine months ended September 30, 2015, the Company contributed $0 and $0.1 million, respectively, to the 401(k) Plan. The amount of contributions that the Company made to the 401(k) Plan during 2014 was $25,000.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(14,084)	$(8,256)	$(33,359)	$(15,013)
Deemed dividend	—	—	—	(3,230)
Net loss attributable to common stockholders	(14,084)	(8,256)	(33,359)	(18,243)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:
Net shares outstanding	25,685	16,394	25,378	7,960
Basic and diluted net loss per share attributable to common stockholders	$(0.55)	$(0.50)	$(1.31)	$(2.29)

We have excluded stock options and RSUs to purchase approximately 5.8 million and 4.8 million shares of our common stock that were outstanding as of September 30, 2015 and 2014, respectively, in the computation of diluted net loss per share attributable to common stockholders because their effect was antidilutive.

13. Subsequent Event

Warrant

On October 15, 2015, in connection with an amendment to the license agreement between the Company and the Lions Eye Institute (LEI), dated as of August 20, 2010, the Company issued to LEI a warrant to purchase 40,000 shares of common stock with an exercise price of $10.51 per share. This common stock warrant is exercisable immediately, and expires on October 15, 2020.

Collaboration and license agreement with Regeneron Pharmaceuticals, Inc.

In connection with the research collaboration and license agreement with Regeneron that was entered into in May 2014, Regeneron acquired a time-limited right of first negotiation for a potential license to develop and commercialize AVA-101. On November 2, 2015, Regeneron notified the Company that it is not exercising this right of first negotiation.

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

With respect to the secondary endpoints of the Phase 2a study, the top-line results reported a mean change from baseline in BCVA of +2.2 letters in the AVA-101 group compared with -9.3 letters in the control group (95 percent CI, 2.3-20.7 letters). AVA-101 treated subjects received a median of 2 and a mean of 3.1 rescue injections, compared with a median of 4 and a mean of 3.6 rescue injections for subjects in the control group. The top-line results also showed that the mean change in retinal thickness from baseline to 12 months, as reported by LEI using instrument generated automated segmentation, was +25 µm for AVA-101 treated subjects compared with -56 µm in the control group (CI for the difference, 17 to 145 µm). An evaluation of the OCT images by an independent reading center for those subjects who received AVA-101 indicates results consistent with the data reported using automated segmentation.

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

Overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. We are continuing to analyze the Phase 2a data in order to enhance our understanding of the study results with respect to the secondary endpoints and why we did not see a more complete, durable anti-VEGF response. To that end, we decided not to move forward with the Phase 2b clinical trial for AVA-101 with the current dose and administration procedure that we had planned to initiate in the second half of 2015. Instead, we are conducting additional preclinical studies to inform further development of our wet AMD program, which may include studies to evaluate and optimize protein expression, to compare variables impacting total anti-VEGF effect such as volume, concentration, equipment for and location of injections, as well as different routes and potential methods of administration for AVA-101 and AVA-201, which may include both subretinal as well as intravitreal routes of administration.

Our Ocular BioFactory™ platform has generated other promising product candidates for the treatment of severe ophthalmic diseases, including AVA-201 and AVA-311. We are developing AVA-201 as a next-generation product candidate for the prevention of wet AMD. AVA-201 produces the same anti-VEGF protein as AVA-101 using a proprietary, customized delivery mechanism, or vector that can be administered earlier in the disease progression, before the onset of wet AMD. We own worldwide rights to AVA-201. As part of our preclinical re-evaluation of our wet AMD program, direct comparisons of AVA-101 and -201 are being carried out, including the potential for the use of AVA-201 for direct treatment of active as well as prevention of wet AMD. AVA-311 is being developed in collaboration with our partner Regeneron Pharmaceuticals, Inc. (Regeneron) for the treatment of X-linked retinoschisis (XLRS), a rare genetic disease of the retina with no approved therapy. Based on preclinical studies to date, AVA-311 has been shown to delay the progression of XLRS and improve vision by effectively delivering functional copies of the RS1 gene in retinal cells of mice.

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

Regeneron has a time-limited right of first negotiation for certain rights to AVA-101 as part of our collaboration. If Regeneron wishes to exercise such right, it must make a payment to us. If Regeneron exercises its right to negotiate and makes such payment, but the parties do not enter into an agreement under which Regeneron obtains such a license, we shall be free to enter into negotiations with third parties provided that for a certain period after expiration of the negotiation period, we may not grant a third party such a license on terms that are less favorable, when taken as a whole, to us than the last proposed offer we made to Regeneron without first offering Regeneron the right to acquire or license AVA-101 on terms and conditions that provide us substantially the same economic value. In September 2015, we initiated, by notice and delivery of AVA-101 clinical data to Regeneron, the time period for Regeneron to elect whether to exercise its right of first negotiation. On November 2, 2015, Regeneron notified the Company that it is not exercising this right of first negotiation.

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

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at September 30, 2015, we had an accumulated deficit of $70.1 million, primarily as a result of research and development and general and administrative expenses. We expect to incur substantial losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval and prepare for, and if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

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

On January 13, 2015, we completed a Follow-on Offering and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses. As of September 30, 2015, we had $200.7 million in cash and cash equivalents and $68.2 million of marketable securities. We believe that we have sufficient funds to continue operations for the foreseeable future.

Revenue

To date we have not generated any revenue from the sale of our products. In May 2014, we entered into a multi-year license and development agreement with Regeneron. Under the terms of the agreement, we received initial payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the right of first negotiation for a potential license to develop and commercialize AVA-101. As the agreement provides for multiple deliverables, we account for this agreement as a multiple elements revenue arrangement. If deliverables do not appear to have a standalone fair value, they were combined with other deliverables into a unit of accounting with standalone fair value. We allocated the $8.0 million received to the fair values of the two units of accounting identified in the arrangement. We expect to recognize $6.5 million for research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, we will recognize revenue on a straight-line basis over the eight-year performance period. The remaining $1.5 million allocated to the second unit of accounting for the time-limited right of first negotiation for AVA-101 is deferred and will be recognized during the period when Regeneron has exclusive access to the results of the Phase 2a clinical trial. We recognized $0.8 million during the third quarter of 2015 and will recognize the remaining $0.7 million during the fourth quarter of 2015, the period when Regeneron has exclusive access to the results of the Phase 2a clinical trial.

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

During 2015, we began to invest in marketable securities, and as a result, have adopted new marketable securities accounting policy as discussed in Note 2 of the accompanying unaudited condensed consolidated financial statements. There have been no other changes in our critical accounting policies since the end of fiscal year 2014.

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2015 and 2014 (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Collaboration revenue	$953	$204	$749	$1,359	$369	$990
Operating expenses:
Research and development	7,523	5,746	1,777	18,270	9,750	8,520
General and administrative	7,631	2,398	5,233	16,733	4,618	12,115
Total operating expenses	15,154	8,144	7,010	35,003	14,368	20,635
Operating loss	(14,201)	(7,940)	(6,261)	(33,644)	(13,999)	(19,645)
Interest expense	—	—	—	—	(18)	18
Other (expense) income, net	117	(26)	143	285	(32)	317
Change in fair value of warrant liabilities	—	(290)	290	—	(760)	760
Loss on extinguishment of related-party convertible notes	—	—	—	—	(204)	204
Total other (expense) income, net	117	(316)	433	285	(1,014)	1,299
Net loss	(14,084)	(8,256)	(5,828)	(33,359)	(15,013)	(18,346)
Deemed dividend	—	—	—	—	(3,230)	3,230
Net loss attributable to common stockholders	$(14,084)	$(8,256)	$(5,828)	$(33,359)	$(18,243)	$(15,116)

Revenue

Collaboration revenue for the three months ended September 30, 2015 increased by $0.7 million over the prior year period. In September 2015, we initiated, by notice and delivery of AVA-101 clinical data to Regeneron, the time period for Regeneron to elect whether to exercise its right of first negotiation and, as a result, we have recognized $0.7 million for the three months ended September 30, 2015.

Collaboration revenue for the nine months ended September 30, 2015 increased by $1.0 million over the prior year period, as we recognized revenue from the Regeneron agreement. Collaboration revenue under the Regeneron agreement for the nine months ended September 30, 2014 was $0.3 million, and $30,000 from a license agreement entered into during the first quarter of 2014.

Research and Development Expense

Research and development expense increased to $7.5 million for the three months ended September 30, 2015 from $5.7 million for the three months ended September 30, 2014, primarily due to expense increases of $1.6 million in salaries and related expenses due to increased employee headcount, $0.3 million in drug product process development expenses, clinical expenses, laboratory expenses and overhead and $0.5 million in external consulting expenses and research studies, as we expanded our research organization. The increase was offset by $0.6 million decrease in stock-based compensation expenses, as most of the expense related to non-employee stock option awards that are remeasured based on the price of our common stock at September 30, 2015.

Research and development expense increased to $18.3 million for the nine months ended September 30, 2015 from $9.8 million for the nine months ended September 30, 2014, primarily due to expense increases of $5.1 million in salaries and related expenses due to increased employee headcount, $3.4 million of drug product process development expenses, clinical expenses, laboratory supplies and overhead and $1.9 million in external consulting expenses and research studies, as we expanded our research organization. The increase was offset by a $1.9 million decrease in stock-based compensation expenses, as most of the expenses related to non-employee stock option awards that are remeasured based on the price of our common stock at September 30, 2015.

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

General and Administrative Expense

General and administrative expense increased to $7.6 million for the three months ended September 30, 2015 from $2.4 million for the three months ended September 30, 2014. The increase in general and administrative expense was primarily due to expense increases of $0.7 million in salaries and related expenses related to increased employee headcount, $3.3 million in stock-based compensation expenses, $0.3 million in public company-related expenses and overhead and $0.8 million in consulting and professional service expenses, as we expanded our operations and operated as a public company.

General and administrative expense increased to $16.7 million for the nine months ended September 30, 2015 from $4.6 million for the nine months ended September 30, 2014. The increase in general and administrative expense was primarily due to expense increases of $3.2 million in salaries and related expenses related to increased employee headcount, $4.6 million in stock-based compensation expenses, $1.7 million in public company-related expenses and overhead and $2.6 million in consulting and professional service expenses, as we expanded our operations and operated as a public company.

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

Other (Expense) income, Net

Other (expense) income, net is comprised mainly of changes in the fair value of common stock warrant liabilities and preferred stock warrant liabilities in 2014 and interest income in 2015. At the time of the IPO, all outstanding warrants were exercised, and as a consequence, the Company does not expect to have any other (expense) income, net related to changes in the fair value of warrant liabilities in future periods.

In April 2014, we recorded $0.2 million loss on extinguishment of related-party convertible notes related to the conversion of outstanding convertible notes to Series B convertible preferred stock. We do not expect such changes in future periods, as we have no convertible notes outstanding as of September 30, 2015.

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

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and at September 30, 2015, we had an accumulated deficit of $70.1 million, primarily as a result of research and development and general and administration expenses. On January 13, 2015, we completed a Follow-on Offering and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses. As of September 30, 2015, we had $200.7 million in cash and cash equivalents and $68.2 million of marketable securities invested in a money market funds, certificates of deposit, U.S. Treasury and U.S. government agencies securities with maturities of 12 months or less. We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2015 will be sufficient to fund our operations for the foreseeable future.

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

Cash Flows

	Nine Month Periods Ended
	September 30,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(26,212)	$(593)
Net cash used in investing activities	(71,631)	(579)
Net cash provided by financing activities	139,135	165,947
Net increase in cash and cash equivalents	$41,272	$164,765

During the nine months ended September 30, 2015, net cash used in operating activities was $26.2 million, primarily as a result of the net loss of $33.4 million offset by $7.1 million for non-cash charge related to stock-based compensation, $0.5 million for depreciation and amortization, $0.6 million for amortization of premium on marketable securities and $1.0 million for net decrease in operating assets and liabilities. During the nine months ended September 30, 2014, net cash used in operating activities was $0.6 million, primarily the result of the net loss of $15.0 million offset by the $7.7 million related to the upfront payments received from our research collaboration and license agreement with Regeneron, $5.4 million of non-cash charges related to stock-based compensation, loss on the extinguishment of related party convertible notes and warrant re-measurement and a $1.7 million increase in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2015 primarily relates to the purchases and maturities of marketable securities. Purchases of property and equipment were $2.8 million and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively. The purchases of property and equipment consisted primarily of acquisition of laboratory equipment to support our research and development activities.

The net cash provided by financing activities during the nine month period ended September 30, 2015 of $139.1 million was primarily related to $130.6 million net proceeds from our Follow-on Offering and $8.3 million from sale of common shares. The net cash provided by financing activities during the nine month period ended September 30, 2014 of $165.9 million was primarily related to $116.5 million net proceeds from our IPO and a concurrent private placement, $50.4 million proceeds from the sale of Series B convertible preferred stock, net of expenses, in April 2014 and $2.0 million of related-party convertible notes received in January and April 2014, offset by $4.0 million used to repurchase Series A convertible preferred stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended September 30, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. Our net loss for 2014 was $25.4 million and for the nine months ended September 30, 2015 was $33.4 million. As of September 30, 2015, we had an accumulated deficit of $70.1 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

Following analysis of the data generated in our Phase 2a clinical study of AVA-101, we concluded that, overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. We have decided not to move forward with the Phase 2b clinical trial for AVA-101 that we had planned to initiate in the second half of 2015. We are instead conducting additional preclinical studies to inform further development of our wet AMD program, which may include studies to evaluate and optimize protein expression to compare variables impacting total anti-VEGF effect such as volume, concentration, and equipment for and location of injections, as well as different routes and potential methods of administration for AVA-101 and AVA-201. As part of our preclinical re-evaluation of our wet AMD program, direct comparisons of AVA-101 and -201 are being carried out. We cannot predict the outcome of these preclinical studies or whether we will ultimately decide to resume clinical development of AVA-101.

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

Even if we decide to resume clinical development of AVA-101 as part of our wet AMD program, such continued development would require additional clinical studies that, in conjunction with the additional preclinical studies relating to our wet AMD program that we are undertaking, could result in a significant development delay. If development of AVA-101 is delayed, our business may be materially harmed.

We are conducting additional preclinical studies to further inform development of our wet AMD program, which may include studies to evaluate and optimize protein expression, to compare variables impacting total anti-VEGF effect such as volume, concentration, and equipment for and location of injections, as well as different routes and potential methods of administration for AVA-101 and AVA-201. As part of our preclinical re-evaluation of our wet AMD program, direct comparisons of AVA-101 and -201 are being carried out. If we decide to resume clinical development of AVA-101, we may be required to conduct additional Phase 1 or Phase 2a clinical trials to demonstrate safety and tolerability of AVA-101. These additional studies could result in a significant development delay. If development of AVA-101 is delayed, our competitors may be able to bring products to market before we do, and the commercial viability of AVA-101 could be significantly reduced.

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

Our product candidates other than AVA-101 are still in preclinical development, and we are conducting additional preclinical studies relating to our wet AMD program, including AVA-101. If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business will be materially and adversely affected.

Our product candidates, other than AVA-101, are still in preclinical development, and we are conducting additional preclinical studies relating to our wet AMD program, including AVA-101. Our ability to generate product revenue will depend heavily on our ability to successfully develop and commercialize these product candidates. We do not expect that such commercialization of any of our product candidates will occur for at least the next several years, if ever. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

Our Ocular BioFactory™ platform is based on a novel gene therapy technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy products have been approved in the United States and only one gene therapy product has been approved in Europe.

We have concentrated our research and development efforts on our Ocular BioFactory™ , which is a gene therapy platform, and our future success depends on the successful development of product candidates based on this platform. There can be no assurance that any development problems we experience in the future related to our Ocular BioFactory ™ platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our Ocular BioFactory TM platform. Although our AVA-101 product candidate was in clinical development, we have decided not to move forward with the Phase 2b clinical trial for AVA-101 that we had planned to initiate in the second half of 2015. In addition, our research programs, including those subject to our collaboration with Regeneron, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, EYLEA ® is currently available in the United States for treatment of wet AMD and macular edema following central retinal vein occlusion (CRVO), and in the United Kingdom, Germany, Switzerland, Australia, Japan and certain other countries for the treatment of wet AMD. Additionally, marketing approval has been obtained in the EU for EYLEA ® for the treatment of visual impairment due to macular edema secondary to CRVO. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates, including AVA-101. For example, if we resume clinical development of, and seek to commercialize, AVA-101, AVA-101 will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules and gene therapy. Lucentis ® , EYLEA ® and Avastin ® are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including Allergan, Iconic Therapeutics, Inc., Novartis AG, Ocular Therapeutix, Inc., Ophthotech Corporation, Hoffmann-La Roche Ltd., Neurotech Pharmaceuticals, Inc., Regeneron, Santen Pharmaceuticals Co., Ltd., Valeant Pharmaceuticals North America LLC, ReGenX Biosciences LLC, Applied Genetic Technologies Corporation, Oxford Biomedica plc, Ohr Pharmaceuticals, Inc. and Mesoblast Limited.

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

As recently announced, Thomas W. Chalberg, Jr., Ph.D., and Linda C. Bain resigned as our Chief Executive Officer and Chief Financial Officer, respectively, and we are searching for a permanent Chief Executive Officer and permanent Chief Financial Officer. Our future performance will depend, in part, on our ability to successfully integrate newly hired executive officers, including any new Chief Executive Officer and Chief Financial Officer, into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations.

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

Our current management team has only been working together for a relatively short period of time and some of our current management team have been employed by us for less than a year. Moreover, as recently announced, Thomas W. Chalberg, Jr., Ph.D., and Linda C. Bain resigned as our Chief Executive Officer and Chief Financial Officer, respectively, and we are searching for a permanent Chief Executive Officer and permanent Chief Financial Officer. In addition, we may continue to expand our management team in the future. Our future performance will depend, in part, on our ability to successfully integrate recently and subsequently hired executive officers into our management team and their ability to develop and maintain an effective working relationship. Our failure to integrate these individuals with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

We may encounter difficulties in managing our growth and expanding our operations successfully.

We had 73 full-time employees as of October 31, 2015. We may need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We currently have a license to the Regents’ undivided interest in certain patent rights relating to the use of recombinant gene delivery vectors for treating or preventing diseases of the eye. The licensed patent rights are jointly owned by the Regents and Chiron but our license extends only the Regents’ interest in such patent rights. As a result, Chiron has a right to develop and commercialize products and technology using these patent rights, and to license to third parties the right to do so. This may lead to the development and commercialization of products and technology by others that are based on technology similar to our Ocular BioFactory ™ platform, which may impair our competitive position in the marketplace and have an adverse impact on our business.

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

As of October 31, 2015, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 58.07% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC, and The NASDAQ Global Market to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Unregistered Sales of Equity Securities

On October 15, 2015, in connection with an amendment to the license agreement between the Company and the Lions Eye Institute (LEI), dated as of August 20, 2010, the Company issued to LEI a warrant to purchase 40,000 shares of common stock with an exercise price of $10.51 per share. This common stock warrant is exercisable immediately, and expires on October 15, 2020.

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

Date: November 9, 2015	AVALANCHE BIOTECHNOLOGIES, INC.

	By:	/s/ Linda C. Bain
Linda C. Bain
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1

Separation Agreement and General Release, dated July 23, 2015, by and between the Company and Thomas W. Chalberg, Jr., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2015, and incorporated herein by reference).

10.2	Special Bonus Letter, dated July 23, 2015, for Hans P. Hull (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2015, and incorporated herein by reference).

10.3	Special Bonus Letter, dated July 23, 2015, for Mehdi Gasmi, Ph.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2015, and incorporated herein by reference).

10.4

Form of Amendment to the Change in Control and Severance Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2015, and incorporated herein by reference).

10.5

Form of Amendment to the Change in Control and Severance Agreement for Hans P. Hull (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2015, and incorporated herein by reference).

10.6

Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Hans P. Hull (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2015, and incorporated herein by reference).

10.7

Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Linda C. Bain (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2015, and incorporated herein by reference).

10.8

Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Mehdi Gasmi, Ph.D (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2015, and incorporated herein by reference).

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.