Form 10-K
period 2015-12-31
Avalanche Biotechnologies, Inc.
filed 2016-03-04
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $328.5 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2015 of $16.24 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 29, 2016, the registrant had 26,860,056 shares of common stock, par value $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the Proxy Statement) for the 2016 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, progress, timing, costs and results of preclinical studies and any clinical trials for our product candidates;
•	our ability to advance our viral vector manufacturing and delivery capabilities;
•	the timing or likelihood of regulatory filings and approvals;
•	our plans to explore potential applications of our gene therapy platform in other indications in ophthalmology;
•	our expectations regarding the clinical effectiveness of our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	our expectation regarding the potential market size for anti-vascular endothelial growth factor and wet age-related macular degeneration therapies;
•	our intellectual property position;
•	the potential benefits of strategic collaborations and our ability to enter into strategic arrangements;
•	developments and projections relating to our competitors and our industry;
•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our expectations regarding the structure, timing and completion of our proposed acquisition of Annapurna Therapeutics SAS;
•	our expectations regarding the capitalization, resources and ownership structure of the combined company resulting from our proposed transaction;
•	our expectations regarding the sufficiency of the combined company’s resources to fund the advancement of any development program or the completion of any clinical trial;
•	the nature, strategy and focus of the combined company;
•	the safety, efficacy and projected development timeline and commercial potential of any product candidates;
•	the executive officer and board structure of the combined company; and
•	our expectations regarding voting by the Company’s stockholders in connection with matters relating to the proposed transaction.

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

Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

ii

This Annual Report on Form 10-K contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

iii

PART 1.

Item 1. Business

Overview

We are a gene therapy company committed to discovering and developing novel medicines that can offer potentially life-changing therapeutic benefit to patients suffering from chronic or debilitating disease. We have leveraged our next-generation gene therapy platform to create a pipeline of product candidates. Our product candidates are designed to provide durable efficacy by inducing sustained expression of a therapeutic protein.

We are targeting diseases with unmet medical need, including ophthalmic diseases such as wet age-related macular degeneration (AMD), as well as rare genetic diseases. We believe that there are several important benefits to focusing on the development of rare genetic diseases including the following:

•	well-known disease pathways which we believe are particularly amenable to gene therapy, especially in conditions that are caused by a defect in expression of a single gene;
•	gene therapy is believed to offer a versatile protein delivery system with persistent expression;
•	local delivery of the therapeutic protein; and
•	significant market demand for therapies that can offer long-term clinical benefit with potentially a one-time administration.

For ophthalmic diseases, such as wet AMD, there are further benefits including the following:

•	reduced risk of harmful immune responses and systemic side effects due to localized delivery in a self-contained organ; and
•	well-defined and objective clinical endpoints such as the ability to read an eye chart.

To date, our primary focus has been the development of AVA-101 for the treatment of wet age-related macular degeneration (wet AMD). We generated human proof-of-concept data for AVA-101 in a Phase 1 trial with eight wet AMD subjects conducted at Lions Eye Institute (LEI) in Australia, of whom six were randomized to treatment with AVA-101 and two to standard-of-care therapy in the form of ranibizumab injections on an as-needed basis per protocol. Six of these subjects were available for evaluation at 36 months, and of these six subjects, four were treated with AVA-101. In June 2015, we announced the 36-month follow-up data on the six subjects, which confirmed the safety profile of the drug previously reported at 12 months.

Additionally, we conducted a Phase 2a trial for AVA-101 at LEI with 32 additional wet AMD subjects, for which we announced top-line results in June 2015. The primary endpoint of the Phase 2a study was based on ophthalmic and systemic safety, and secondary endpoints included retinal thickness (which can be a sign of reoccurrence of fluid in the retina), visual acuity and the need for anti-vascular endothelial growth factor (VEGF) therapy in the form of rescue injections with ranibizumab. The Phase 2a clinical study met its 12-month primary endpoint, demonstrating that AVA-101 was well tolerated with a favorable safety profile in subjects with wet AMD. No serious adverse events related to AVA-101 were observed. With respect to the secondary endpoints of the Phase 2a study overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. We decided not to move forward with the Phase 2b clinical trial for AVA-101 with the dose and administration procedure that we had planned to initiate in the second half of 2015. Instead, we are conducting additional preclinical studies to inform further development of our wet AMD program.

Regeneron had a time-limited right of first negotiation for certain rights to AVA-101 as part of our collaboration. In September 2015, we initiated, by notice and delivery of AVA-101 clinical data to Regeneron, the time period for Regeneron to elect whether to exercise its right of first negotiation. On November 2, 2015, Regeneron notified the Company that it was not exercising this right of first negotiation.

In addition to AVA-101, we are working on other product candidates for the treatment of ophthalmic diseases, including:

•

AVA-201. We are developing AVA-201 as a next-generation product candidate for the prevention of wet AMD. AVA-201 produces the same anti-VEGF protein as AVA-101 using a proprietary, customized delivery mechanism, or vector. As part of the preclinical re-evaluation of our wet AMD program, direct comparisons of AVA-101 and -201 are being carried out, including the potential for the use of AVA-201 for direct treatment of active as well as prevention of wet AMD.

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

•

AVA-322 and AVA-323. We are developing AVA-322 and AVA-323 for the treatment of color vision deficiency (CVD), commonly known as red-green color blindness. CVD is a highly prevalent genetic disorder that affects approximately 8 percent of males and 0.5 percent of females, with some variation by race, and is most commonly caused by genetic mutations in the opsin genes that impact the ability of the cone cells to respond to various wavelengths of light in the retina.

Proposed Transaction with Annapurna Therapeutics SAS

On February 1, 2016, we announced that we entered into a definitive agreement with Annapurna Therapeutics SAS (Annapurna), a privately-held biopharmaceutical company focused on advancing gene therapy for unmet medical needs, providing for the acquisition by us of all outstanding shares of Annapurna in exchange for approximately 13.1 million newly issued shares of our common stock and the conversion of all outstanding options or other rights to purchase capital stock of Annapurna (the Annapurna Options) into options relating to approximately 4.7 million shares of our common stock. The number of newly issued shares and the number of shares that the Annapurna Options relate to are subject to adjustment based on the exercise of the Annapurna Options by their holders prior to the closing of the proposed transaction. Completion of the proposed transaction is subject to satisfaction or waiver of customary closing conditions, including approval by our stockholders of the issuance of our common stock to Annapurna’s shareholders.

If the proposed transaction with Annapurna is consummated, our pipeline will consist of our existing ophthalmic programs and Annapurna’s four gene therapy based programs, which are focused on Alpha1-antitrypsin (A1AT) deficiency, cardiomyopathy associated with Friedrich’s ataxia, hereditary angioedema and severe allergies. In addition, if the proposed transaction is consummated, Amber Salzman, Ph.D., the president and chief executive officer of Annapurna, will become our president and chief operating officer, and Carlo Russo, M.D., the chief medical officer and head of development at Annapurna, will serve as our executive vice president and chief medical officer. Furthermore, upon consummation of the transaction, our board of directors will expand to nine directors, comprised of our current directors and four new directors initially designated by Annapurna.

Strategy

Our goal is to transform the lives of patients through the discovery and development of novel medicines that can potentially offer life-changing therapeutic benefit to patients suffering from chronic or debilitating disease. The key elements of our strategy to achieve this goal are to:

•

Continue to build a diverse gene therapy pipeline targeting ophthalmic and rare genetic diseases. If our proposed transaction with Annapurna is completed, our pipeline will consist of our existing ophthalmic programs and Annapurna’s four gene therapy based programs, which are focused on Alpha1-antitrypsin (A1AT) deficiency, cardiomyopathy associated with Friedrich’s ataxia, hereditary angioedema and severe allergies.

•

Continue to identify and target diseases using our next-generation discovery platform. We are focusing on creating a diverse pipeline targeting diseases that can be better treated by the sustained delivery of a therapeutic protein. We plan to continue to invest in our platform and employ directed evolution to create and manufacture next-generation vectors with higher efficiency and greater specificity that can potentially treat previously untreatable diseases. Our platform will be designed to create second-generation vectors for use in our existing ophthalmic programs and, if the transaction with Annapurna is completed, Annapurna’s four gene therapy based programs. We plan to continue to identify additional appropriate target indications by leveraging our internal expertise and relationships with thought leaders.

•

Continue to advance wet AMD and CVD programs and work with Regeneron on collaboration projects. We are conducting additional preclinical studies on AVA-101 and AVA-201 to inform further development of our wet AMD program. We will also continue to develop AVA-322 and AVA-323 for the treatment of color vision deficiency. As part of our research collaboration with Regeneron, we will continue to evaluate AVA-311 in on-going preclinical studies for the treatment of juvenile X-linked retinoschisis.

•

Build a balanced portfolio of proprietary and partnered programs. We plan to develop and commercialize multiple product candidates independently. For targets outside our core area of interest or where a partner can contribute specific expertise, we intend to evaluate additional collaborations with strategic partners.

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

Similar to existing classes of protein or biologic therapies such as monoclonal antibodies and drug-antibody conjugates, gene therapy has taken a number of years to evolve from a research tool into a viable and compelling treatment modality. There have been several recent advances in gene therapy, including the following:

•

Clinical data. Positive data from gene therapy have been reported in a variety of indications, including adrenoleukodystrophy, beta-thalassemia, chronic lymphoid leukemia, hemophilia, HIV and Parkinson’s disease, as well as several ophthalmic diseases including LCA2, Choroideremia and Leber’s Hereditary Optic Neuropathy..

•

Increased investment by biopharmaceutical companies. The modality of gene therapy has been further validated by growing interest and investments by biopharmaceutical companies. Large, global biopharmaceutical companies, such as BioMarin Pharmaceutical Inc., Biogen Idec Inc., Celgene Corporation, GlaxoSmithKline plc, Novartis, Sanofi, Regeneron and Shire Pharmaceuticals Group Plc, have increased their investment in the gene therapy field. Additionally, pure-play gene therapy companies, such as Applied Genetic Technologies Corporation, bluebird bio, Spark Therapeutics, Inc., Sangamo BioSciences, Inc., uniQure N.V. and Voyager Therapeutics, have attracted recent investment in this growing field.

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

Our Novel AAV Vector Discovery and Optimization System

Our next-generation discovery platform is based on vectors derived from adeno-associated virus (AAV), which is a small, non-pathogenic virus, with the DNA encoding the AAV viral genes removed and replaced with a therapeutic gene to treat a disease. The resulting vector is used to deliver a functional gene into a desired cell population, which when expressed, will result in continuous protein production. We believe AAV vectors offer numerous advantages over other viral and non-viral vector technologies used for gene therapy. These advantages, highlighted below, have the potential to allow AAVs to be safe, to be applicable for a variety of indications and to exhibit long-term efficacy.

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

AAV is naturally occurring and has become a leading vector used in gene therapy. According to the Journal of Gene Medicine, AAV has been used in over 130 clinical trials as of January 2015 demonstrating the increasing acceptance of gene therapy as a safe and effective method for delivering therapeutic genes of interest. The most frequently studied variant of AAV is AAV2, which can preferentially infect a number of cell types, including those found in the retina.

As effective as existing AAV vectors are in gene therapy, we believe there is an opportunity to advance vector capabilities beyond those currently available. Naturally occurring AAV variants have evolved with particular characteristics, some of which pose limitations to their use in gene therapy.

In order to create next-generation vectors, we use a multi-step process known as directed evolution. These vectors are designed to penetrate a specific cell type within the retina with high efficiency and transduce cells to express a therapeutic protein over a long duration.

Our directed evolution technology uses a library of genes coding for viral proteins found in a number of naturally occurring AAVs. We modify these genes in the laboratory to derive novel combinations of genes that produce vectors exhibiting different properties and capabilities. Once we have created an initial pool of millions of different AAVs, each with distinct genetic and chemical composition, we screen the AAVs in the pool for novel properties, e.g., specific transduction of a particular cell type of interest or the capability to evade pre-existing neutralizing immune response. After identifying a smaller pool of optimized vectors from this screening process, we repeat the steps of diversity generation and screening until we have identified a select number of engineered AAVs with the characteristics we seek.

Our Product Candidates

We have developed a pipeline of proprietary and partnered programs across both major markets and rare diseases in the field of ophthalmology.

AVA-101 and AVA-201 for Treatment of Wet AMD

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

While the underlying molecular causes of AMD are not completely known, VEGF is known to play a central role in the growth of new blood vessels in wet AMD. The standard-of-care therapies for wet AMD include Lucentis® and EYLEA®, as well as off-label use of Avastin®. Lucentis®, a recombinant humanized monoclonal antibody fragment that binds to and inhibits VEGF proteins in the eye, was approved in the United States in 2006 and in Europe in 2007. In 2014, Lucentis® achieved worldwide sales of approximately $4.2 billion. EYLEA®, a recombinant fusion protein containing portions of the human VEGF receptor that binds to VEGF, was approved in the United States in 2011. EYLEA® has exhibited strong adoption in the market due to its more convenient dosing regimen compared to Lucentis and in 2015, EYLEA® achieved worldwide sales of approximately $4.1 billion. Avastin® is a recombinant human monoclonal antibody that binds to VEGF and is approved as an anti-cancer agent. Avastin® is widely prescribed off-label in ophthalmic diseases such as wet AMD and makes up approximately 60% of the wet AMD market by volume, but is insignificant in terms of revenue.

To date, our primary focus has been the development of AVA-101 for the treatment of wet age-related macular degeneration (wet AMD). We generated human proof-of-concept data for AVA-101 in a Phase I trial with eight wet AMD subjects conducted at Lions Eye Institute (LEI) in Australia, of whom six were randomized to treatment with AVA-101 and two to standard-of-care therapy in the form of ranibizumab injections on an as-needed basis per protocol. Six of these subjects were available for evaluation at 36 months, and of these six subjects, four were treated with AVA-101. In June 2015, we announced the 36-month follow-up data on the six subjects, which confirmed the safety profile of the drug previously reported at 12 months.

Additionally, we conducted a Phase 2a trial for AVA-101 at LEI with 32 additional wet AMD subjects, for which we announced top-line results in June 2015. The primary endpoint of the Phase 2a study was based on ophthalmic and systemic safety, and secondary endpoints included retinal thickness (which can be a sign of reoccurrence of fluid in the retina), visual acuity and the need for anti- VEGF therapy in the form of rescue injections with ranibizumab. The Phase 2a clinical study met its 12-month primary endpoint, demonstrating that AVA-101 was well tolerated with a favorable safety profile in subjects with wet AMD. No serious adverse events related to AVA-101 were observed. With respect to the secondary endpoints of the Phase 2a study, overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. We decided not to move forward with the Phase 2b clinical trial for AVA-101 with the dose and administration procedure that we had planned to initiate in the second half of 2015. Instead, we are conducting additional preclinical studies to inform further development of our wet AMD program.

In addition to AVA-101, we are developing AVA-201 as a next-generation product candidate for the prevention of wet AMD. AVA-201 produces the same anti-VEGF protein as AVA-101 using a proprietary, customized delivery mechanism, or vector. As part of our preclinical re-evaluation of our wet AMD program, direct comparisons of AVA-101 and -201 are being carried out, including the potential for the use of AVA-201 for direct treatment of active as well as prevention of wet AMD.

AVA-322 and AVA-323 for the Treatment of Color Vision Deficiency

Color vision deficiency (CVD) is commonly known as red-green color blindness. CVD is a highly prevalent genetic disorder that affects approximately 8 percent of males and 0.5 percent of females, with some variation by race, and is most commonly caused by genetic mutations in the opsin genes that impact the ability of the cone cells to respond to various wavelengths of light in the retina.

We are developing AVA-322 and AVA-323 for the treatment of CVD. AVA-322 and AVA-323 each comprises an optimized AAV vector that intravitreally delivers the L-Opsin or M-Opsin gene in the eye for the treatment of protan or deutan defects.

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

As part of our Collaboration Agreement with Regeneron, AVA-311 is being developed for the potential treatment of XLRS, a genetic disease affecting boys and young men with no approved therapy. AVA-311 is comprised of an optimized AAV vector that intravitreally delivers the RS1 gene in the eye to potentially achieve a functional cure for patients. Under our Collaboration Agreement with Regeneron, if it exercises its option, Regeneron will be responsible for all preclinical studies and clinical trials for AVA-311, and will retain worldwide commercialization rights. We have the option to share up to 35% of the development costs and profits from this product candidate.

Manufacturing

We produce our AAVs using a proprietary manufacturing process based on insect cells and baculoviruses, a common family of viruses found in invertebrates. Our process is based on the Baculovirus Expression System (BVES), which has been used in a number of FDA- and EMA-approved products. This approach is well suited for the production of large quantities of AAVs, as it takes advantage of efficiency of viral infection coupled with the high density and scalability of insect cells grown in serum-free suspension cultures. Compared to the mammalian cell-based approaches commonly used in the field, our manufacturing process is designed to produce higher yields of vectors in a cost-effective manner.

Our BVES manufacturing process is presented in the figure below.

1)	The process begins with two DNA constructs, one encoding the therapeutic protein and the other encoding AAV helper components encoding the AAV capsid and for replication of vectors.
2)	Each DNA construct is inserted into the genome of a baculorvirus to create two types of recombinant baculoviruses.
3)	The two baculoviruses are used to transduce insect cells, which in turn produce large amounts of AAV vectors containing the therapeutic gene of interest.
4)	The transduced cells are then harvested and treated with a lysis buffer solution to burst the insect cells and release the AAV vectors.
5)	AAV vectors are then purified to remove unwanted debris.
6)	Following purification, the vectors are formulated in a physiological solution and placed in vials.
7)	The resulting drug product is ready for use as a therapeutic treatment for the targeted disease.

BVES Manufacturing Process

Our AAV manufacturing method is industrialized, highly scalable and ready for adaptation for commercial stage. We believe our process provides the following advantages over competing systems:

•	Industrial-scale biologics production. Our BVES system can produce commercial quantities by incorporating scalable, well-established process steps used throughout the industry for biologic products.
•

Safety advantages. Our BVES system does not use mammalian cell cultures or tumorigenic cell lines, and the DNA sequences used to allow AAV vector production are inactive in mammalian cells, which lowers the risk of off-target expression from our products.

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

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our directed evolution platform, differentiated product candidates and scientific expertise in the field of gene therapy provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

In the last 12 months the market saw advancement in private gene therapy companies as well as a surge in initial public offerings of gene therapy focused companies with competitive platforms and programs. These companies include MeiraGTx, Dimension

Therapeutics, Inc., Voyager Therapeutics, Audentes Therapeutics, AveXis, REGENXBIO Biosciences, 4D Molecular Therapeutics, Applied Genetic Technologies Corporation and uniQure.

Our wet AMD program candidates will compete with a variety of therapies currently marketed and in development for wet AMD using therapeutic modalities such as biologics, small molecules and gene therapy. Existing anti-VEGF therapies, Lucentis®, EYLEA® and Avastin®, are well-established therapies and are widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD.

There are several other companies with marketed products or products in development for the treatment of wet AMD, including Allergan, Iconic Therapeutics, Inc., Novartis, Ocular Therapeutix, Inc., Ophthotech Corporation, Hoffmann-La Roche Ltd., Neurotech Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., Santen Pharmaceuticals Co., Ltd., Valeant Pharmaceuticals North America LLC, REGENXBIO Biosciences LLC, Ohr Pharmaceuticals, Inc., Applied Genetic Technologies Corporation, and Mesoblast Limited.

Our other preclinical product candidates that are being developed for the treatment of prevalent or rare ophthalmic diseases, such as the prevention of wet AMD, color vision deficiency and XLRS, for which there are no approved therapies. However, there are multiple companies developing gene therapies for ophthalmic diseases, including Applied Genetic Technologies Coporation, Asklepios BioPharmaceutical Inc., Eos Neuroscience, Inc., GenSight Biologics, Genzyme Corporation, Hemera Biosciences, Inc., RetroSense Therapeutics, LLC, Spark Therapeutics, Inc., Oxford Biomedica plc, Sanofi-Aventis S.A., NightStaRx Limited and 4D Molecular Therapeutics, LLC.

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

The Collaboration Agreement continues until the expiration of the option period for all Products, which occurs on May 1, 2017 if Regeneron has not exercised any options for a Product prior to such date. If Regeneron exercises an option for a Product prior to such date, the Collaboration Agreement continues in effect with respect to that Product on a country-by-country basis until the expiration of all payment obligations under the Collaboration Agreement. The Collaboration Agreement may also be terminated (i) by Regeneron at will, either in its entirety or on a target by target basis, upon 30 days’ prior written notice to us, (ii) by either party, upon written notice in connection with a material breach remaining uncured 60 days after initial written notice, (iii) by us, if Regeneron challenges the patent rights licensed by us under the Collaboration Agreement or (iv) by either party, for insolvency of the other party. Regeneron had a time-limited right of first negotiation for certain rights to AVA-101 as part of our collaboration, In September 2015, we initiated, by notice and delivery of AVA-101 clinical data to Regeneron, the time period for Regeneron to elect whether to exercise its right of first negotiation. On November 2, 2015, Regeneron notified the Company that it was not exercising this right of first negotiation.

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

We have more than 60 patent applications pending in the United States and foreign jurisdictions. At least 38 patent applications have been filed in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, 12 patents have issued to us or to our licensors that are active. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including: research tools and methods, methods for transferring genetic material into cells, AAV-based biological products, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

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

In the United States, the FDA regulates drug and biologic products under the Federal Food, Drug, and Cosmetic Act (FFDCA), and the FDA implements regulations and other laws, including, in the case of biologics, the Public Health Service Act. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. Our product candidates may be subject to regulation by the FDA as biologics. Biologics require the submission of a Biologics License Application (BLA) and approval by the FDA before being marketed in the United States. Similarly, FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States.

Within the FDA, CBER regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Cellular, Tissue and Gene Therapies, and FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. CBER works closely with the U.S. National Institutes of Health (NIH) and the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (RAC), which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, viral shedding, environmental assessments, potency testing, and chemistry, manufacturing and control information in gene therapy INDs. FDA guidance documents provide the agency's current thinking about a particular subject, but are not legally binding.

The process required by the FDA before our product candidates may be marketed in the United States generally involves:

•

completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s current Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials in the United States may begin;
•	approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice, and any additional requirements for the protection of human research subjects and their health information, to establish the purity, potency, safety and efficacy of the drug candidate for each proposed indication;

•

prior to commercialization satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations according to the FDA’s regulations commonly referred to as good clinical practice, and any additional requirements for the protection of human research subjects and their health information;

•	submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•	payment of user fees and FDA review and approval, or licensure, of the BLA prior to any commercial marketing, sale or shipment of the product.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Before testing any biologic product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs.

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation are submitted to, and the study is registered with, the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions not otherwise subject to the NIH

Guidelines voluntarily follow them. The NIH is responsible for convening the RAC, a federal advisory committee that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC's decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

The results of preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, are submitted as part of an IND to the FDA. Some preclinical testing may continue even after the IND is submitted. In addition, if a gene therapy trial is conducted at, or sponsored by, institutions receiving National Institutes of Health, or NIH, funding for recombinant DNA research, a protocol and related documentation must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, prior to the submission of an IND to the FDA. In addition, many companies and other institutions not subject to the NIH Guidelines voluntarily follow them. The NIH convenes the Recombinant DNA Advisory Committee, or RAC, a federal advisory committee, to discuss selected protocols and informed consent documents that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA notifies the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by FDA.

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur, and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An IRB for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. Clinical testing also must satisfy extensive Good Clinical Practice (GCP) requirements, including the requirements for informed consent from all subjects. FDA usually recommends that sponsors observe all surviving subjects who receive treatment using gene therapies in clinical trials for potential gene therapy-related delayed adverse events for a minimum 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.  FDA does not require the long- term tracking to be complete prior to its review of the BLA.

All clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

Clinical Trials

For purposes of BLA submission and approval, clinical trials are typically conducted in three or four sequential phases, which may overlap or be combined.

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

•

Phase 4: In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after the product’s approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the product. Such post approval trials are typically referred to as Phase 4 clinical trials.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biological product has been associated with unexpected serious harm to patients.

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.

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

Biologics License Applications

The results of preclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. The submission of a BLA must be accompanied by a substantial user fee unless a waiver applies, and is subject to a sixty day review period to determine if the application is substantially complete to permit substantive review.

Under the Prescription Drug User Fee Act (PDUFA), the FDA has a goal of responding to BLAs within ten months of the filing date for standard review and within six months for priority review, but FDA review may not occur in a timely basis. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of a BLA if the applicable statutory and regulatory criteria are not satisfied, which may require additional clinical data or an additional Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Moreover, even if a product receives approval, the approval may be significantly limited to specific disease and dosages or the indications for use may otherwise be limited or subject to Risk Evaluation and Mitigation Strategies, which could restrict the commercial value of the product. Once the FDA approves a BLA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such product or require a recall of any biologic or drug already on the market. In addition, the FDA may require testing, including Phase 4 clinical trials and surveillance programs to monitor the effect of approved biologics which have been commercialized. The FDA has the authority to prevent or limit further marketing of a biologic or drug based on the results of these post-marketing programs.

Biologics may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Before approving an application, the FDA will inspect the facility or the facilities at which the finished biologic or drug product, and sometimes, for drug products, the active drug ingredient, is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the product unless compliance with IND study requirements and GCP requirements is satisfactory.

The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our product candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing drugs. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the biologics or drugs. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to a BLA, the FDA has up to 180 days to review the application. As with new BLAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Other Regulatory Requirements

Any biologics manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Biologic and drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution or withdraw approval of the BLA for that biologic.

The FDA closely regulates the post-approval marketing and promotion of biologics and drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Any agency or judicial enforcement action could have a material adverse effect on us. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

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

Employees

As of February 29, 2016, we had 54 full-time employees, including a total of 15 employees with M.D. or Ph.D. degrees. Within our workforce, 39 employees are engaged in research and development and 15 in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. Our net loss for 2015 and 2014 was $47.5 million and $25.4 million, respectively. As of December 31, 2015, we had an accumulated deficit of $84.2 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

We have announced entry into the Acquisition Agreement with Annapurna. If the transaction with Annapurna (the Transaction) is successfully completed, we intend to continue Annapurna’s research and development activities, which will likely result in us incurring additional losses.

We currently generate no revenue from sales, and we may never be able to commercialize AVA-101 or any of our other product candidates. We do not currently have the required approvals to market AVA-101 or any of our other product candidates, and we may never receive such approvals or, if the Transaction is completely successfully, approvals to market any product candidates of Annapurna. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs and timing of establishing sales and marketing capabilities and enhanced internal controls over financial reporting;
•	the terms and timing of establishing collaborations, license agreements and other partnerships;
•	costs associated with product candidates of Annapurna if the Transaction is completed successfully;
•	costs associated with any new product candidates that we may develop, in-license or acquire;
•	the effect of competing technological and market developments;

•	our ability to establish and maintain partnering arrangements for development; and
•	the costs associated with being a public company.

Some of these factors are outside of our control. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program through commercial introduction. We expect that we will need to raise additional funds in the future.

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings. Additional funding may not be available to us on acceptable terms or at all, and given our decision not to move forward with a Phase 2b clinical trial for AVA-101 that we had planned to initiate in the second half of 2015, our ability to obtain funding in the future on favorable terms, or at all, may be substantially impaired. If the Transaction is not successfully completed, our ability to obtain future funding may be further impaired. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our business to date has depended substantially on the success of AVA-101. In the third quarter of 2015, we determined not to move forward with a Phase 2b clinical trial for AVA-101 that we had planned to initiate in the second half of 2015. If we ultimately discontinue development of AVA-101, commercialization of our first product candidate may be delayed, and our business may be materially harmed.

We currently have only one product candidate that has been the focus of advanced development efforts: AVA-101, a recombinant adeno-associated vector type 2 (AAV2) encoding the anti-VEGF protein sFlt-1. To date, we have considered successful continued development and ultimate regulatory approval of AVA-101 critical for our future business success.

In the third quarter of 2015, following analysis of the data generated in our Phase 2a clinical study of AVA-101, we concluded that, overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. We decided not to move forward with the Phase 2b clinical trial for AVA-101 with the dose and administration procedure that we had planned to initiate in the second half of 2015. We are instead conducting additional preclinical studies to inform further development of our wet AMD program, which has included studies to evaluate and optimize protein expression to compare variables impacting total anti-VEGF effect such as volume, concentration, and equipment for and location of injections, as well as different routes and potential methods of administration for AVA-101 and AVA-201. We cannot predict the outcome of these preclinical studies or whether we will ultimately decide to resume clinical development of AVA-101.

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

We are conducting additional preclinical studies to further inform development of our wet AMD program, which has included studies to evaluate and optimize protein expression, to compare variables impacting total anti-VEGF effect such as volume, concentration, and equipment for and location of injections, as well as different routes and potential methods of administration for AVA-101 and AVA-201. As part of our preclinical re-evaluation of our wet AMD program, direct comparisons of AVA-101 and -201 are being carried out. If we decide to resume clinical development of AVA-101, we may be required to conduct additional Phase 1 or Phase 2a clinical trials to demonstrate safety and tolerability of AVA-101. These additional studies could result in a significant development delay. If development of AVA-101 is delayed, our competitors may be able to bring products to market before we do, and the commercial viability of AVA-101 could be significantly reduced.

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

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a Biologics License Application (BLA) to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market AVA-101, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that AVA-101 will be successfully developed or commercialized. If we decide to invest in the continued development and potential commercialization of AVA-101 and we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, AVA-101, we may not be able to generate sufficient revenue to continue our business.

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

Our gene therapy platform is based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy products have been approved in the United States and only one gene therapy product has been approved in Europe.

We have concentrated our research and development efforts on our gene therapy platform and our future success depends on the successful development of product candidates based on this platform. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical study requirements of the FDA, the European Medicines Agency (EMA) and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. As of the date of this Annual Report on Form 10-K the FDA has not approved any gene therapy products for sale and only one gene therapy product has been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either Europe or the United States. Approvals by the EMA may not be indicative of what the FDA may require for approval.

Regulatory requirements governing gene and cell therapy products may change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research (CBER) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical studies conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health (NIH) may also be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (RAC). Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Clinical trial sites in the United States that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform. Although our AVA-101 product candidate was in clinical development, we decided not to move forward with the Phase 2b clinical trial for AVA-101 with the dose and administration procedure that we had planned to initiate in the second half of 2015. In addition, our research programs, including those subject to our collaboration with Regeneron, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

If our proprietary vectors are not shown to be safe and effective in targeting retinal tissue, we may not realize the value of our investment in directed evolution technology. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, any future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. For example, following analysis of the data generated in our Phase 2a clinical trial of AVA-101, we concluded that, overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. In addition, only a small percentage of products under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.

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

Product development costs will increase if we have delays in testing or approval of any of our product candidates, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of our clinical trials, or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenue will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. For example, in the third quarter of 2015, we decided not to move forward with the Phase 2b clinical trial for AVA-101 with the dose and administration procedure that we had planned to initiate in the second half of 2015, and, as a result, our competitors may be able to bring wet AMD products to the market ahead of us and the commercial viability of AVA-101 could be reduced.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. The FDA has the authority to require a risk evaluation and mitigation strategy plan as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.

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

Paul B. Cleveland joined as our President and Chief Executive Officer in December 2015. In addition, as recently announced, upon the completion of the proposed Transaction with Annapurna, Amber Salzman, Ph.D., president and chief executive officer of Annapurna, will become our President, and Carlo Russo, M.D, chief medical officer and head of development at Annapurna, will become our Chief Medical Officer. We also continue to search for a permanent Chief Financial Officer. Our future performance will depend, in part, on our ability to successfully integrate newly hired executive officers, including Mr. Cleveland, any newly hired Chief Financial Officer, and, if the Transaction is completed, Drs. Salzman and Russo, into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. Moreover, if the Transaction is consummated, Drs. Salzman and Russo would be based in Annapurna’s Philadelphia office, and their location outside of our Menlo Park headquarters may make their integration into our organization more challenging.

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

Our current management team has only been working together for a relatively short period of time and some of our current management team, including Chief Executive Officer Paul B. Cleveland, have been employed by us for less than a year. Moreover, as recently announced, upon the completion of the proposed Transaction with Annapurna, Amber Salzman, Ph.D., president and chief executive officer of Annapurna, will become our President, and Carlo Russo, M.D, chief medical officer and head of development at Annapurna, will become our Chief Medical Officer. We also continue to search for a permanent Chief Financial Officer. In addition, we may continue to expand our management team in the future. Our future performance will depend, in part, on our ability to successfully integrate recently and subsequently hired executive officers into our management team and their ability to develop and maintain an effective working relationship. Our failure to integrate these individuals with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. Moreover, if the Transaction is consummated, Drs. Salzman and Russo would be based in Annapurna’s Philadelphia office, and their location outside of our Menlo Park headquarters may make their integration into our organization more challenging. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

We may encounter difficulties in managing our growth and expanding our operations successfully.

We had 54 full-time employees as of February 29, 2016. We may need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

In the course of conducting our business, we may also obtain certain confidential patient health information including retinal scans from subjects participating in our clinical trials. In the event of an inadvertent disclosure or security breach, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of state and federal privacy or security standards, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. HIPAA, HITECH and comparable state laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Any liability from failure to comply with the requirements of these laws, to the extent such requirements are deemed to apply to our operations, could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations.

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

We currently have a license to the Regents’ undivided interest in certain patent rights relating to the use of recombinant gene delivery vectors for treating or preventing diseases of the eye. The licensed patent rights are jointly owned by the Regents and Chiron but our license extends only the Regents’ interest in such patent rights. As a result, Chiron has a right to develop and commercialize products and technology using these patent rights, and to license to third parties the right to do so. This may lead to the development and commercialization of products and technology by others that are based on technology similar to our gene therapy platform, which may impair our competitive position in the marketplace and have an adverse impact on our business.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report on Form 10-K, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	announcements related to the Transaction;
•	securities or industry analysts’ and investors’ perception of the Transaction;
•	our plans regarding further development of AVA-101;
•	our ability to enroll subjects in any clinical trials that we plan in the future;
•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the United States and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;

•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

In addition, in December 2015, a putative securities class action lawsuit was filed against us, our board of directors, underwriters of our January 13, 2015, follow-on public stock offering, and two of our institutional stockholders, in the Superior Court of the State of California for the County of San Mateo. The complaint alleges that, in connection with our follow-on stock offering, the defendants violated the Securities Act of 1933, as amended, by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the successful completion of the Transaction;
•	variations in the level of expenses related to our clinical trial and development programs;
•	addition or termination of clinical trials;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting our product candidates;
•	our execution of any collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	nature and terms of stock-based compensation grants; and
•	derivative instruments recorded at fair value.

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

Our principal stockholders and management own a significant percentage of our stock and may be able to exert control over matters subject to stockholder approval.

As of February 29, 2016, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 49.3% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also may have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2015, we had U.S. federal net operating loss (NOL) carryforwards of approximately $79.4 million to offset future federal income. NOLs expire at various years beginning with 2026. As of December 31, 2015, we also had U.S. state NOL carryforwards of approximately $56.5 million to offset future state income. U.S. State NOLs expire at various years beginning with 2016. If over a rolling three-year period, the cumulative change in our ownership exceeds 50 percentage points (as determined under applicable Treasury regulations) under Section 382 of the Internal Revenue Code of 1986, as amended (Code), our ability to utilize our U.S. federal net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset future taxable income or taxes may be limited. We have experienced at least two ownership changes since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. Our ability to utilize our NOL carryforwards may be further limited as a result of subsequent ownership changes. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

Risks Related to the Proposed Transaction

The announcement and pendency of the Transaction could have an adverse effect on our stock price, business, financial condition, results of operations and prospects.

The announcement and pendency of the Transaction could disrupt our business in a number of ways, which may include the following, among others:

•	investors may react negatively to the prospects of the combined company’s business, resulting in a decline in our stock price;
•	third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Transaction, whether pursuant to the terms of their existing agreements with us or otherwise; and
•

the attention of our management may be directed toward the completion of the Transaction and related matters and may be diverted from our day-to-day business operations, including from other opportunities that might be beneficial to us.

Should they occur, any of these matters could adversely affect our stock price or harm our business, financial condition, results of operations and prospects.

Failure to complete the Transaction could negatively impact our stock price and/or our business, financial condition, results of operations and prospects.

Completion of the Transaction is conditioned upon the satisfaction of certain customary closing conditions, including approval by our stockholders of the issuance of the shares of our common stock as consideration, the absence of any law or order preventing the Transaction, receipt of all required government approvals, the accuracy of the representations and warranties of the parties, and compliance with the covenants of the parties. These conditions are described in more detail in the Acquisition Agreement, which is filed as Exhibit 2.1 hereto and incorporated herein by reference.

The required conditions to closing may not be satisfied in a timely manner, or at all, or, if permissible, waived. If the Transaction is not completed for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks and consequences, including the following:

•	we may be required, under certain circumstances, to pay Annapurna a termination fee of up to $6.0 million pursuant to the terms of the Acquisition Agreement;
•	we must pay the substantial fees and expenses we incurred related to the Transaction, such as legal and accounting fees, even if the Transaction is not completed;
•	the price of our common stock may decline and remain volatile; and
•	we may experience negative reactions to the termination of the Transaction from third parties and employees.

Furthermore, any delay in the completion of the Transaction, or any uncertainty about its completion, could have a material adverse effect on our stock price, business, financial condition, results of operations, prospects and cash flows.

There will be no adjustments to the number of shares of our common stock that will be issued upon the completion of the Transaction, and therefore if the market price of our common stock increases prior to the completion of the Transaction, the fair value of the purchase price for Annapurna will increase correspondingly.

The number of shares of our common stock to be issued in connection with the Transaction will not be adjusted in the event of any increase or decrease in the market price of our common stock before the closing of the Transaction. As a result, the market value of our shares, as reflected in the market price of our common stock, may be substantially higher at the time of the closing of the Transaction than the market value at the time our board of directors approved the Transaction and the Acquisition Agreement. The market price of our common stock may fluctuate due to, among other things, changes in our business, operations or prospects, market assessments of the likelihood of completion of the Transaction, the timing of the completion of the Transaction, investors’ views of the prospects for the combined entity, general market and economic conditions and other factors.

While the Transaction is pending, we will be subject to contractual limitations that could adversely affect our business.

The Acquisition Agreement restricts us from taking certain specified actions while the Transaction is pending without Annapurna’s consent, including incurring or guaranteeing indebtedness, making capital expenditures in excess of $250,000, acquiring any material assets or selling, leasing or otherwise disposing of any assets or properties, and selling, transferring, licensing or otherwise disposing of any of our intellectual property, subject to certain exceptions in the ordinary course of business. These restrictions may prevent us from pursuing otherwise attractive business opportunities that may arise and making other changes to our business prior to the closing of the Transaction or termination of the Acquisition Agreement.

The Acquisition Agreement restricts our ability to pursue certain alternatives to the Acquisition and requires us to pay a termination fee to Annapurna if we do.

The Acquisition Agreement contains non-solicitation provisions that, subject to limited exceptions, restrict our ability to initiate, solicit or encourage or take any action to discuss or accept a competing third-party proposal. Although our board of directors is permitted to change its recommendation that stockholders approve the matters relating to the Transaction if it determines in good faith that these actions are reasonably likely to be required to comply with its fiduciary duties and certain other conditions, doing so in certain situations would require us to pay a reverse termination fee to Annapurna of $4.0 million. Furthermore, we will have to pay a reverse termination fee of $6.0 million (less the $4.0 million termination fee described above, if paid) if the agreement is terminated due to our board of directors making such change in recommendation and either (i) we consummate within twelve months of such termination an alternative transaction that was publicly announced or communicated in writing to our board of directors prior to such termination or (ii) we consummate within six months of such termination an alternative transaction that is first publicly announced or otherwise communicated in writing to our board of directors following such termination while an alternative transaction described in the foregoing clause (i) remains outstanding and not withdrawn.

Additionally, these non-solicitation provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing that acquisition, or might result in a potential acquirer proposing to pay a lower per share price to acquire our company than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable to Annapurna in certain circumstances.

We have incurred substantial expenses in connection with the Transaction.

We have incurred and will incur additional substantial expenses in connection with the Transaction, whether or not the Transaction is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. If the Transaction is not consummated, we will be responsible for our own expenses, which are not reimbursable in the event the Transaction does not occur. Upon completion of the Transaction, the amount of transaction costs, including the amount of Annapurna’s transaction costs, will, in effect, reduce the cash reserves available for the combined company to pursue its plan of business.

Our directors and officers may have interests in the Transaction that are different from, or in addition to, those of our stockholders generally that may influence them to support or approve the Transaction.

Our officers and directors may have interests in the Transaction that are different from, or are in addition to, those of our stockholders. For example, upon the closing of the Transaction, we will grant Mr. Cleveland options under our 2014 Equity Incentive Plan to purchase 381,000 shares of our common stock with a per share exercise price equal to the closing sales price of our common stock on NASDAQ on the closing date.  These differing or additional interests may influence our officers and directors to support or approve the Transaction.

Risks Related to the Combined Company if the Transaction is Completed

The Transaction, if successfully completed, will transform Avalanche from a company developing product candidates for the treatment of eye diseases into a gene therapy company with a diverse pipeline of gene therapy product candidates.  We may encounter challenges in implementing this transformation and the integration of Avalanche and Annapurna that could adversely impact the business and operations of the combined company.

To date, all of our development efforts have been focused on developing product candidates for the treatment of eye diseases. Annapurna’s pipeline includes gene therapy product candidates designed to treat a range of diseases. The most advanced product candidate in Annapurna’s pipeline is ANN-001, which is designed to deliver alpha-1 antitrypsin protein, or A1AT, in patients with A1AT, a rare genetic disorder which may result in serious respiratory disease in adults and, less commonly, liver disease at any age. Other product candidates in Annapurna’s pipeline are designed to treat patients with hereditary angioedema, Friedreich’s Ataxia and severe allergies. If the Transaction is consummated, we intend to continue to advance both our and Annapurna’s current development programs.  As a result, we will transform from a company focused solely on gene therapy treatments for eye diseases to a gene therapy company with a diverse pipeline of product candidates.

This transformation into a diversified gene therapy company poses risks relating to implementing a new business and operational strategy, including the following:

•	the potential disruption of our ongoing development of product candidates for the treatment of eye diseases;
•	demands on our management and our limited resources related to the increase in number and diversification of our product candidates;
•	difficulties in coordinating research and development activities;
•	the establishment of uniform standards, controls, procedures and policies; and
•	uncertainties in the business relationships with our collaborators and suppliers due to the Transaction and the transformation.

Additionally, various decisions regarding management restructuring, operational staffing and reporting systems following the Transaction have not yet been finalized, and there can be no guarantee that Avalanche and Annapurna will operate successfully as a combined company. Integration of the two companies and consolidation of their operations will require considerable time and attention from management, which could result in the diversion of management resources from other important matters. Moreover, if the Transaction is consummated, we expect that Drs. Salzman and Russo will be based in Annapurna’s Philadelphia office and certain Annapurna operations will continue to be based in Annapurna’s Paris office. Their location outside of our Menlo Park headquarters may make their integration into our organization more challenging.

If we are unable to successfully manage these or other risks and uncertainties relating to the combination of our and Annapurna’s businesses, there will likely be adverse impacts on the business and operations of the combined company.

All of our and Annapurna’s product candidates are still under preclinical development and may never advance to clinical testing or be successfully commercialized, which could materially and adverse impact the value of our common stock.

All of our and Annapurna’s product candidates are still under preclinical development and may never advance to clinical testing or be successfully commercialized. The failure to enter clinical development for and ultimately successfully commercialize one or more of Annapurna’s current product candidates will significantly diminish the anticipated benefits of the Transaction and may materially and adversely affect the business and prospects of the combined company.  Consequently, we cannot assure you that our transformation into a diversified gene therapy company upon completion of the Transaction will be successful, and the Transaction could depress the value of our common stock.

The Transaction will result in changes to our board of directors that may affect the combined company’s business strategy and operations.

If the Transaction is completed, our board of directors will expand to nine members, comprising our five current directors and four new directors. This newly composed board of directors of the combined company may effect business strategies and operating decisions with respect to the combined company that may have an adverse impact on the combined company’s business, financial condition and results of operations following the completion of the Transaction.

Current stockholders will have reduced ownership and voting interests after the Transaction.

We will issue to Annapurna’s shareholders approximately 17.6 million shares of our common stock (inclusive of shares of our common stock underlying vested and unvested options, as calculated on a treasury method basis) as consideration in the Transaction. Upon completion of the Transaction, our current stockholders will own approximately 62.5% of the combined company and Annapurna shareholders will own approximately 37.5% of the combined company (calculated on a treasury method basis as of January 28, 2016).  As a result, the ownership and voting interests in Avalanche of our current stockholders will be significantly reduced immediately following the Transaction. This reduction in ownership and voting interests will decrease the ability of our current stockholders to influence the election of directors and other matters. In addition, our current stockholders will experience dilution in their interest in our earnings per share.

The market price of our common stock following the completion of the Transaction is expected to be volatile and may drop following completion of the Transaction.

The market price of our common stock could be subject to significant fluctuations following the completion of the Transaction. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies, including gene-therapy companies, have historically been particularity volatile. Some of the factors that may cause the market price of our common stock to fluctuate following completion of the Transaction include:

•	our plans regarding further development of AVA-101 and any of the combined company’s other product candidates;
•

the ability of the combined company to obtain regulatory approvals for its product candidates, and delays or failures to obtain such approvals, including approval to begin clinical trials for ANN-001 in 2016;

•	the results of any clinical trials;
•	failure of any of the combined company’s product candidates, if approved, to achieve commercial success;
•	failure to maintain the combined company’s existing third-party license and supply agreements;
•	failure by the combined company or its licensors to prosecute, maintain or enforce its intellectual property rights;
•	changes in laws or regulations applicable to the combined company’s product candidates;
•	any inability to obtain adequate supply of the combined company’s product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by its competitors;
•	failure to meet or exceed the expectations of financial or industry analysts;
•	failure to achieve the perceived benefits of the Transaction as rapidly or to the extent anticipated by financial or industry analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by the combined company or its competitors;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of its common stock by the combined company or its stockholders in the future;
•	trading volume of the combined company’s common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of the combined company; and
•	period-to-period fluctuations in the combined company’s financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the combined company’s common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the combined organization’s profitability and reputation.

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

In December 2015, a putative securities class action lawsuit was filed against us, our board of directors, underwriters of our January 13, 2015, follow-on public stock offering, and two of our institutional stockholders, in the Superior Court of the State of California for the County of San Mateo. The complaint alleges that, in connection with our follow-on stock offering, the defendants violated the Securities Act of 1933, as amended, by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Market under the symbol “AAVL” since July 31, 2014. Prior to July 31, 2014, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

YEAR ENDED DECEMBER 31, 2015	High	Low
First Quarter	$62.48	$32.47
Second Quarter	$42.56	$15.03
Third Quarter	$17.01	$7.86
Fourth Quarter	$10.69	$7.40

YEAR ENDED DECEMBER 31, 2014	High	Low
Third Quarter (beginning July 31, 2014)	$36.78	$22.00
Fourth Quarter	$57.37	$28.74

As of February 29, 2016, we had approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return of an investment of $100 in cash on July 31, 2014, which is the date our common stock first began trading on the NASDAQ Global Market, through December 31, 2015 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotech Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	July 31, 2014	December 31, 2014	December 31, 2015
Avalanche Biotechnologies, Inc. (AAVL)	$100.00	$192.93	$34.01
NASDAQ Composite Index (IXIC)	$100.00	$108.38	$114.58
NASDAQ Biotech (NBI)	$100.00	$121.12	$134.95

Recent Sales of Unregistered Securities

On October 15, 2015, in connection with an amendment to the research agreement between the Company and the Lions Eye Institute (LEI), dated as of August 20, 2010, the Company issued to LEI a warrant to purchase 40,000 shares of common stock with an exercise price of $10.51 per share. This common stock warrant is exercisable immediately, and expires on October 15, 2020. The warrant was issued to LEI pursuant to an exemption from registration provided under Regulation S of the Securities Act of 1933, as amended. LEI is a non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended).

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS DATA:
Revenue
Collaboration revenue	$2,319	$572	$—
Government grant revenue	—	—	480
Total revenue	2,319	572	480
Operating expenses:
Research and development	25,462	16,976	2,151
General and administrative (2)	22,107	7,998	1,783
Restructuring charges (3)	2,573	—	—
Total operating expenses	50,142	24,974	3,934
Operating loss	(47,823)	(24,402)	(3,454)
Other income (expense)
Interest expense	—	(18)	(73)
Other income (expense), net	370	(21)	(4)
Change in fair value of embedded derivative	—	—	18
Change in fair value of warrant liabilities	—	(759)	(92)
Loss on extinguishment of related-party convertible notes	—	(204)	(1,671)
Total other income (expense), net	370	(1,002)	(1,822)
Net loss	(47,453)	(25,404)	(5,276)
Deemed dividend (1)	—	(3,230)	—
Net loss attributable to common stockholders	$(47,453)	$(28,634)	$(5,276)
Other comprehensive loss:
Net unrealized loss on marketable securities	(6)	—	—
Foreign currency translation adjustment	(15)	(17)	19
Comprehensive loss	$(47,474)	$(25,421)	$(5,257)
Net loss per share attributable to common stockholders-basic and diluted	$(1.86)	$(2.46)	$(1.44)
Weighted-average common shares outstanding-basic and diluted	25,479	11,651	3,673

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

(2)

In July 2015, the Company’s then Chief Executive officer resigned and some of his stock-based awards were forfeited and cancelled, which resulted in $2.4 million of additional stock-based compensation expense recorded in general and administrative expenses in our consolidated financial statements.

(3)

The Company recorded estimated restructuring charges of approximately $2.6 million related to one-time termination severance payments and other employee-related benefits, including approximately $1.0 million of stock-based compensation expense related to the acceleration of RSUs in December 2015.

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalent	$221,348	$159,404	$564
Marketable securities	37,732	—	—
Working capital	254,418	154,807	(340)
Total assets	264,319	161,906	1,085
Common stock warrant liability	—	—	42
Convertible preferred stock warrant liability	—	—	91
Convertible preferred stock	—	—	7,992
Accumulated deficit	(84,168)	(36,715)	(8,869)
Total stockholders' equity (deficit)	252,592	149,483	(8,210)

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

Overview

We are a gene therapy company committed to discovering and developing novel medicines that can offer potentially life-changing therapeutic benefit to patients suffering from chronic or debilitating disease. We have leveraged our next-generation gene therapy platform to create a pipeline of product candidates. Our product candidates are designed to provide durable efficacy by inducing sustained expression of a therapeutic protein.

We are targeting diseases with unmet medical need, including ophthalmic diseases such as wet age-related macular degeneration (AMD), as well as rare genetic diseases. We believe that there are several important benefits to focusing on the development of rare genetic diseases including the following:

•	well-known disease pathways which we believe are particularly amenable to gene therapy, especially in conditions that are caused by a defect in expression of a single gene;
•	gene therapy is believed to offer a versatile protein delivery system with persistent expression;
•	local delivery of the therapeutic protein; and
•	significant market demand for therapies that can offer long-term clinical benefit with potentially a one-time administration.

For ophthalmic diseases, such as wet AMD, there are further benefits including the following:

•	reduced risk of harmful immune responses and systemic side effects due to localized delivery in a self-contained organ; and
•	well-defined and objective clinical endpoints such as the ability to read an eye chart.

To date, our primary focus has been the development of AVA-101 for the treatment of wet age-related macular degeneration (wet AMD). We generated human proof-of-concept data for AVA-101 in a Phase 1 trial with eight wet AMD subjects conducted at Lions Eye Institute (LEI) in Australia, of whom six were randomized to treatment with AVA-101 and two to standard-of-care therapy in the form of ranibizumab injections on an as-needed basis per protocol. Six of these subjects were available for evaluation at 36 months, and of these six subjects, four were treated with AVA-101. In June 2015, we announced the 36-month follow-up data on the six subjects, which confirmed the safety profile of the drug previously reported at 12 months.

Additionally, we conducted a Phase 2a trial for AVA-101 at LEI with 32 additional wet AMD subjects, for which we announced top-line results in June 2015. The primary endpoint of the Phase 2a study was based on ophthalmic and systemic safety, and secondary endpoints included retinal thickness (which can be a sign of reoccurrence of fluid in the retina), visual acuity and the need for anti-vascular endothelial growth factor (VEGF) therapy in the form of rescue injections with ranibizumab. The Phase 2a clinical study met its 12-month primary endpoint, demonstrating that AVA-101 was well tolerated with a favorable safety profile in subjects with wet AMD. No serious adverse events related to AVA-101 were observed. Overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. We decided not to move forward with the Phase 2b clinical trial for AVA-101 with the dose and administration procedure that we had planned to initiate in the second half of 2015. Instead, we are conducting additional preclinical studies to inform further development of our wet AMD program.

Regeneron had a time-limited right of first negotiation for certain rights to AVA-101 as part of our collaboration. In September 2015, we initiated, by notice and delivery of AVA-101 clinical data to Regeneron, the time period for Regeneron to elect whether to exercise its right of first negotiation. On November 2, 2015, Regeneron notified the Company that it was not exercising this right of first negotiation.

In addition to AVA-101, we are working on other product candidates for the treatment of ophthalmic diseases, including:

•

AVA-201. We are developing AVA-201 as a next-generation product candidate for the prevention of wet AMD. AVA-201 produces the same anti-VEGF protein as AVA-101 using a proprietary, customized delivery mechanism, or vector.

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

•

AVA-322 and AVA-323. We are developing AVA-322 and AVA-323 for the treatment of color vision deficiency (CVD), commonly known as red-green color blindness. CVD is a highly prevalent genetic disorder that affects approximately 8 percent of males and 0.5 percent of females, with some variation by race, and is most commonly caused by genetic mutations in the opsin genes that impact the ability of the cone cells to respond to various wavelengths of light in the retina.

On January 13, 2015, we completed a public offering of 2,369,375 shares of our common stock (Follow-on Offering), which included 359,918 shares we issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses.

In March 2015, (i) the Company received net proceeds of approximately $8.3 million, after discounts and other issuance costs, which resulted from the sale of 230,000 common shares, and (ii) the Company issued 230,000 common shares to a stockholder that exercised warrants prior to the initial public offering.

In July 2015, the Company’s then Chief Executive officer resigned and some of his stock-based awards were forfeited and cancelled, which resulted in $2.4 million of additional stock-based compensation expense recorded in general and administrative expenses in our consolidated financial statements. He will continue providing services to the Company until July 2016 as a consultant.

On December 22, 2015, the Company implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following its decision to not initiate the Phase 2b clinical trial for AVA-101 in the second half of 2015. The plan resulted in a reduction of approximately 20% of the Company’s workforce. In connection with the restructuring, the Company recorded estimated restructuring charges of approximately $2.6 million related to one-time termination severance payments and other employee-related benefits, including approximately $1.0 million of stock-based compensation expense related to the acceleration of restricted stock unit awards in December 2015.

On January 29, 2016, the Company entered into an acquisition agreement (the Agreement) with Annapurna Therapeutics SAS (Annapurna), a privately-held biopharmaceutical company focused on advancing gene therapy for unmet medical needs, certain shareholders of Annapurna (the Contributors), and Shareholder Representative Services LLC, a Colorado limited liability company, acting as the representative of the Contributors. Upon the terms and subject to the conditions described in the Agreement, the Company will acquire all of the issued and outstanding capital stock of Annapurna in exchange for approximately 13.1 million newly issued shares of the Company’s common stock (the Company Common Stock), and the outstanding options or other rights to purchase capital stock of Annapurna (the Annapurna Options) will be converted into options relating to approximately 4.7 million shares of the Company Common Stock (the Company Options) (together with the other transactions contemplated by the Agreement, the Transaction). Each Company Option will relate to the whole number of shares of Company Common Stock (rounded down to the nearest whole share) equal to the number of the shares of the common stock of Annapurna subject to such Annapurna Option multiplied by 9.5615 (as may be adjusted pursuant to the Agreement, the Exchange Ratio). The exercise price per share for the Company Option will be equal to the exercise price per share of such Annapurna Option divided by the Exchange Ratio. Holders of Annapurna Options may exercise their Annapurna Options prior to the closing of the transaction, in which case each such exercising holder will become party to the Agreement as a Contributor and receive newly issued shares of the Company’s common stock upon closing instead of Company Options. The transaction requires the Company’s stockholders’ vote and is expected to close in the second quarter of 2016.

The Agreement may be terminated by either party under certain circumstances as defined in the Agreement, including, among others, if the closing of the acquisition has not occurred by the six-month anniversary of the execution of the Agreement, subject to certain exceptions, or if the Company’s stockholders fail to approve the issuance of the Company’s stock (Company Stock Issuance).

The Agreement provides for the Company to pay to Annapurna a reverse termination fee of $4,000,000 if the Agreement is terminated by either party for the Company’s failure to obtain the required vote of the Company’s stockholders for the Company Stock Issuance or if the Agreement is terminated by Annapurna upon a certain defined triggering event.  The Agreement also provides for the Company to pay to Annapurna termination fee of $6,000,000 (less the $4,000,000 termination fee described above, if paid) if the Agreement is terminated by either party for the failure to obtain the required vote of the Company’s stockholders or by Annapurna upon certain other triggering events, and either (x) the Company consummates within twelve months of such termination an alternative transaction that was publicly announced or communicated in writing to the Company’s board of directors prior to such termination or (y) the Company consummates within six months of such termination an alternative transaction that is first publicly announced or otherwise communicated in writing to the Company’s board of directors following the termination of the Agreement while an alternative transaction described in the foregoing clause (x) remains outstanding and not withdrawn.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at December 31, 2015, we had an accumulated deficit of $84.2 million, primarily as a result of research and development, general and administrative expenses and restructuring charges. We expect to incur substantial losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval and prepare for, and if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

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

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates, including conducting additional preclinical studies to inform further development of our wet AMD program. We will need substantial additional funding in the future to support our operating activities as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, or to do so on acceptable terms, when needed, or to form additional collaboration partnerships to support our efforts, we could be forced to delay, reduce or eliminate our research and development programs or potential commercialization efforts.

On January 13, 2015, we completed a Follow-on Offering and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses. As of December 31, 2015, we had $221.3 million in cash and cash equivalents and $37.7 million of marketable securities. We believe that we have sufficient funds to continue operations for the foreseeable future.

Revenue

To date we have not generated any revenue from the sale of our products. In May 2014, we entered into a multi-year license and development agreement with Regeneron. Under the terms of the agreement, we received initial payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the right of first negotiation for a potential license to develop and commercialize AVA-101. As the agreement provides for multiple deliverables, we account for this agreement as a multiple elements revenue arrangement. If deliverables do not appear to have a standalone fair value, they were combined with other deliverables into a unit of accounting with standalone fair value. We allocated the $8.0 million received to the fair values of the two units of accounting identified in the arrangement. We expect to recognize $6.5 million for research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, we will recognize revenue on a straight-line basis over the eight-year performance period. The remaining $1.5 million allocated to the second unit of accounting for the time-limited right of first negotiation for AVA-101 was deferred. On November 2, 2015, Regeneron notified the management that it was not exercising this right of first negotiation and we recognized the entire $1.5 million as revenue in 2015.

The portion of the upfront payment that was applied to the original research budget was fully used in the fourth quarter of 2015, and the Company and Regeneron, through a joint review committee, will agree annually on an updated research and development services budget through the research period. The Company will invoice Regeneron quarterly for services performed in each prior quarter in accordance with the agreement with Regeneron. These additional research fees will be added to the research licenses and related research and development services unit of accounting, recorded as deferred revenue and recognized to revenue over the remaining maximum research term. The Company recognized $0.8 million as revenue related to this unit of accounting during the year ended December 31, 2015, and recorded $5.6 million of deferred revenue, including $0.9 million as current portion, and $0.4 million as receivable from collaboration partner as of December 31, 2015.

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

Other Income (Expense), Net

Other income (expense), net is comprised mainly of changes in the fair value of common stock warrant liabilities and preferred stock warrant liabilities in 2014 and interest income on our cash and investment in marketable securities in 2015. At the time of the IPO, all then outstanding warrants were exercised, and as a consequence, we do not expect to have any other income (expense), net related to changes in the fair value of warrant liabilities in future periods.

In April 2014, we recorded a $0.2 million loss related to the conversion of all outstanding convertible notes into Series B convertible preferred stock. In November 2013, we amended the terms of the convertible notes agreement to accelerate their conversion into shares of Series A convertible preferred stock, which we determined represented an extinguishment. As a result, we recorded a loss on the extinguishment of convertible notes of $1.7 million in 2013. We do not expect such charges in future periods as we have no outstanding convertible notes as of December 31, 2015.

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

In May, 2014, we entered into a research collaboration and license agreement with Regeneron. As a result, we are recognizing revenue under the agreement as discussed in Note 2 of the accompanying consolidated financial statements.

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

There were no RSUs granted prior to April 2015. As of December 31, 2015, there was $6.3 million of unrecognized compensation cost related to unvested RSUs that we expect to recognize over a weighted-average period of 2.0 years.

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options			Employee Stock Purchase Plan
	YEARS ENDED DECEMBER 31			YEARS ENDED DECEMBER 31
	2015	2014	2013	2015	2014	2013
Expected volatility	79%	79%	80%	74%	—	—
Expected term (in years)	6.1	6.0	6.0	0.5	—	—
Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate	1.7%	1.9%	1.0%	0.1%	—	—

As of December 31, 2015, there was $14.2 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options Granted to Non-Employees

We used the following weighted-average assumptions in estimating non-employees stock-based compensation expense:

	YEARS ENDED DECEMBER 31
	2015	2014	2013
Option grants:
Expected volatility	81%	79%	79%
Expected term (in years)	3.3	7.5	7.9
Expected dividend yield	—	—	—
Risk-free interest rate	1.0%	2.2%	1.8%

As of December 31, 2015, there was $1.1 million of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 1.5 years.

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

Expected term. We derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as we have limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. Expected term for non-employee awards is based on the remaining contractual term of an option on each measurement date. The expected term of the ESPP rights equals to the six-month look-back period.

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

The following table sets forth our total stock-based compensation expense for awards granted in the years ended December 31, 2015, 2014 and 2013:

(in thousands)	YEARS ENDED DECEMBER 31
	2015	2014	2013
Research and development	$4,009	$7,331	$362
General and administrative	6,447	1,236	153
Restructuring charges	1,049	—	—
Total share-based compensation	$11,505	$8,567	$515

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

Common Stock Warrants

In October 2015, in connection with an amendment to our research agreement with LEI, we issued a warrant to LEI to purchase 40,000 shares of our common stock with an exercise price of $10.51 per share. This common stock warrant is exercisable immediately, and expires on October 15, 2020. The Company estimated the fair value of this warrant to be approximately $0.2 million which was recorded as a debit to research and development expenses and a credit to additional paid-in capital upon issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model, and was based on the closing price of our common stock on the issuance date of $8.35 per share, the exercise price of $10.51, the contractual term of the warrant of 5 years, a risk-free interest rate of 1.34%, an expected volatility of 75% and a 0% expected dividend yield.

The amendment also provides for the issuance of an additional warrant to LEI to purchase up to 40,000 shares of the Company's common stock upon completion of the 36 month follow-up on the Phase 2a AVA-101 clinical study (Contingent Warrant). As of December 31, 2015, none of the shares subject to the Contingent Warrant were vested and exercisable. The Company is accounting for this warrant as a stock-based award issued for service and estimated the fair value of the costs associated with the service performed to be approximately $30,000 which was recorded as a debit to research and development expenses and a credit to additional paid-in capital in 2015. The fair value of the Contingent Warrant was calculated using the Black-Scholes valuation model, and was based on the closing price of common stock on December 31, 2015 of $9.52 per share, the expected term of the warrants of 6.6 years, a risk-free interest rate of 1.1%, an expected volatility of 79% and a 0% expected dividend yield.

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2015 and 2014 of approximately $28.9 million and $12.5 million, respectively. We intend to maintain a full valuation allowance on the federal, state and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2015, the Company had U.S. federal NOL carryforwards of approximately $79.4 million to offset future federal income. NOLs expire at various years beginning with 2026. As of December 31, 2015, the Company also had U.S. state NOL carryforwards of approximately $56.5 million to offset future state income. U.S. State NOLs expire at various years beginning with 2016. At December 31, 2015, the Company also had approximately $0.2 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

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

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest and penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2015, 2014 and 2013.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern and to provide disclosures if necessary. Management will be required to perform the evaluation within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The adoption of this ASU is not expected to impact the Company’s financial position or results of operations.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting of Fees Paid in Cloud Computing Arrangement, guidance on accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a services contract. All software licenses recognized under this guidance will be accounted for consistent with other licenses of intangible assets. The guidance becomes effective for the Company for the first quarter of fiscal 2016. The guidance is not expected to have a material effect on the Company's consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances.  The Company elected to retrospectively adopt this accounting standard in the beginning of our fourth quarter of fiscal 2015. The adoption of this standard did not have any impact on the Company’s consolidated financial statements due to full valuation allowance recorded on our deferred taxes.

On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company has not yet determined the potential effects the new standard will have of the Company’s consolidated financial statements.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the periods indicated:

(in thousands)	YEARS ENDED DECEMBER 31,		INCREASE/ (DECREASE)
	2015	2014
Collaboration revenue	$2,319	$572	$1,747
Operating expenses:
Research and development	25,462	16,976	8,486
General and administrative	22,107	7,998	14,109
Restructuring charges	2,573	—	2,573
Total operating expenses	50,142	24,974	25,168
Operating loss	(47,823)	(24,402)	(23,421)
Other income (expense):
Interest expense	—	(18)	18
Other income (expense), net	370	(21)	391
Change in fair value of warrant liabilities	—	(759)	759
Loss on extinguishment of related-party convertible notes	—	(204)	204
Net loss	(47,453)	(25,404)	(22,049)
Deemed dividend	—	(3,230)	3,230
Net loss attributable to common stockholders	$(47,453)	$(28,634)	$(18,819)

Revenue

Collaboration revenue increased by $1.7 million to $2.3 million in 2015 from $0.6 million in 2014. In September 2015, we initiated, by notice and delivery of AVA-101 clinical data package to Regeneron, the time period for Regeneron to elect whether to exercise its right of first negotiation. In November 2015, Regeneron notified the Company that it was not exercising the right of first negotiation and the Company recognized $1.5 million related to the right of first negotiation as collaboration revenue in 2015. Collaboration revenue related to research licenses and related research and development services that we recognize ratably over the maximum research period of 8 years, was $0.8 million and $0.6 million in fiscal 2015 and 2014 years respectively.

Research and Development Expense

Research and development expense increased to $25.5 million for the year ended December 31, 2015 from $17.0 million for the year ended December 31, 2014. The increase in research and development expense was primarily due to increases of $5.7 million in salaries and related expenses due to increased employee headcount, $3.3 million in drug product process development expenses, clinical expenses, laboratory expenses and overhead and $2.4 million in external consulting expenses and research studies. The increase in research and development expenses was also due to a $0.2 million non-cash stock compensation charge related to the issuance of a common stock warrant. The increase was offset by $3.3 million decrease in stock-based compensation expenses, as most of the expense related to non-employee stock option awards that are remeasured based on the price of our common stock at December 31, 2015.

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

General and Administrative Expense

General and administrative expense increased to $22.1 million for the year ended December 31, 2015 from $8.0 million for the year ended December 31, 2014. The increase in general and administrative expense was primarily due to expense increases of $3.6 million in salaries and expenses related to increased employee headcount, $5.2 million in stock-based compensation expenses, $1.9 million in public company-related expenses and overhead and $3.3 million in consulting and professional service expenses, as we expanded our operations and operated as a public company.

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

Restructuring Charges

In connection with the restructuring, the Company estimates that it will incur aggregate restructuring charges in the fourth quarter of 2015 of approximately $2.6 million related to one-time termination severance payments and other employee-related benefits, including approximately $1.0 million of stock-based compensation expense related to the acceleration of restricted stock units.

Other income (Expense), Net

Other income (expense), net is comprised mainly of changes in the fair value of common stock warrant liabilities and preferred stock warrant liabilities in 2014 and interest income on our cash and investment in marketable securities in 2015. At the time of the IPO, all then outstanding warrants classified as liabilities were exercised, and as a consequence, the Company does not expect to have any other income (expense), net related to changes in the fair value of warrant liabilities in future periods.

Changes in Fair Value of Warrant Liabilities

We recorded changes in the fair value of warrant liabilities of ($0.8) million for the year ended December 31, 2014. In connection with the completion of the IPO in August 2014, all of the then outstanding warrants to purchase convertible preferred stock were exercised. As a result of the exercises, we recorded a $0.8 million loss related to the change in fair value in our consolidated statements of operations and comprehensive loss.

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

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the periods indicated:

(in thousands)	YEARS ENDED DECEMBER 31,		INCREASE/ (DECREASE)
	2014	2013
Collaboration revenue	$572	$—	$572
Government grant revenue	—	480	(480)
Total revenue	572	480	92
Operating expenses:
Research and development	16,976	2,151	14,825
General and administrative	7,998	1,783	6,215
Total operating expenses	24,974	3,934	21,040
Operating loss	(24,402)	(3,454)	(20,948)
Other (expense) income:
Interest expense	(18)	(73)	55
Other (expense) income, net	(21)	(4)	(17)
Change in fair value of embedded derivative	—	18	(18)
Change in fair value of warrant liabilities	(759)	(92)	(667)
Loss on extinguishment of related-party convertible notes	(204)	(1,671)	1,467
Net loss	(25,404)	(5,276)	(20,128)
Deemed dividend	(3,230)	—	(3,230)
Net loss attributable to common stockholders	$(28,634)	$(5,276)	$(23,358)

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

Changes in Fair Value of Warrant Liabilities

We recorded changes in the fair value of warrant liabilities of ($0.8) million for the year ended December 31, 2014, compared to ($92,000) for the year ended December 31, 2013. In connection with the completion of the IPO in August 2014, all of the then outstanding warrants to purchase convertible preferred stock were exercised. As a result of the exercises, we recorded a $0.8 million loss related to the change in fair value in our consolidated statements of operations and comprehensive loss.

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

Liquidity, Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and at December 31, 2015, we had an accumulated deficit of $84.2 million, primarily as a result of research and development and general and administration expenses. On January 13, 2015, we completed a Follow-on Offering and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses. As of December 31, 2015, we had $221.3 million in cash and cash equivalents and $37.7 million of marketable securities invested in money market funds, certificates of deposit, U.S. Treasury and U.S. government agencies securities with maturities of 12 months or less. We believe that our existing cash and cash equivalents and marketable securities balances as of December 31, 2015 will be sufficient to fund our operations for the foreseeable future and, if the acquisition of Annapurna is consummated, sufficient to fund the combined company’s operations for at least the next 36 months.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	YEARS ENDED DECEMBER 31
(in thousands)	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(35,338)	$(5,648)	$(2,175)
Investing activities	(41,569)	(943)	(91)
Financing activities	138,860	165,442	2,480
Net increase in cash and cash equivalents	$61,944	$158,840	$207

Cash Used in Operating Activities

Net cash used in operating activities was $35.3 million, primarily as a result of the net loss of $47.5 million offset by $11.5 million for non-cash charge related to stock-based compensation, a $0.2 million non-cash stock compensation charge related to the issuance of warrant, $0.8 million for depreciation and amortization expense, $0.8 million for amortization of premium on marketable securities and $1.2 million for net decrease in operating assets and liabilities.

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

Cash Used in Investing Activities

Net cash used in investing activities primarily relates to the purchases and maturities of marketable securities for the year ended December 31, 2015. Purchases of property and equipment were $3.0 million, $0.9 million and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. The purchases of property and equipment consisted primarily of acquisition of laboratory equipment to support our research and development activities.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 of $138.9 million consisted primarily of $130.6 million net proceeds from our Follow-on Offering and $8.3 million from sale of common shares.

Net cash provided by financing activities for the year ended December 31, 2014 of $165.4 million consisted primarily of $116.5 million of net proceeds from our IPO and the concurrent private placement in July and August 2014, $0.6 million of proceeds from exercises of warrants, $50.4 million of proceeds from the sale of Series B convertible preferred stock, net of expenses, in April 2014, and $2.0 million of related-party convertible notes received in January and April 2014, offset by $4.0 million used to repurchase Series A convertible preferred stock in April 2014.

Net cash provided by financing activities for the year ended December 31, 2013 of $2.5 million consisted primarily of $1.5 million from the borrowing under related-party convertible notes as well as $1.0 million in net proceeds from the issuance of Series A convertible preferred stock in November 2013 to a potential collaborator.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in 2020.

The following table summarizes our contractual obligations as of December 31, 2015:

	PAYMENTS DUE BY PERIOD
(in thousands)	LESS THAN 1 YEAR	1 TO 3 YEARS	4 TO 5 YEARS	MORE THAN 5 YEARS	TOTAL
Operating lease obligations	$1,099	$3,488	$403	$—	$4,990

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

Interest Rate Risk

We had cash and cash equivalents and marketable securities of $259.0 million and $159.4 million as of December 31, 2015 and 2014, respectively, consisting of bank deposits that are not interest bearing and money market funds. To date, fluctuations in interest income have not been significant.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our Chief Executive and Financial Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Chief Executive and Financial Officer and Principal Accounting Officer concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive and Financial Officer and Principal Accounting Officer, as appropriate to allow timely discussion regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. The results of management's assessment were reviewed with the Audit Committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive and Financial Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive and Financial Officer and Principal Accounting Officer have concluded that, as of December 31, 2015, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2016 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Date: March 3, 2016

AVALANCHE BIOTECHNOLOGIES, INC.

By:	/s/ Paul B. Cleveland
Paul B. Cleveland Chief Executive Officer and President

Power of Attorney

Each person whose individual signature appears below hereby authorizes and appoints Paul B. Cleveland and Michael C. Swartzburg, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Paul B. Cleveland	Chief Executive Officer	March 3, 2016
Paul B. Cleveland	and President (Principal Executive and Financial Officer)

/s/ Michael C. Swartzburg	Vice President, Finance and Controller	March 3, 2016
Michael C. Swartzburg	(Principal Accounting Officer)

/s/ Mark S. Blumenkranz, M.D.	Chairman of the Board	March 3, 2016
Mark S. Blumenkranz, M.D.

/s/ John P. McLaughlin	Director	March 3, 2016
John P. McLaughlin

/s/ Steven D. Schwartz, M.D.	Director	March 3, 2016
Steven D. Schwartz, M.D.

/s/ Paul D. Wachter	Director	March 3, 2016
Paul D. Wachter

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Avalanche Biotechnologies, Inc.

Menlo Park, California

We have audited the accompanying consolidated balance sheets of Avalanche Biotechnologies, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avalanche Biotechnologies, Inc. and its subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California

March 3, 2016

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$221,348	$159,404
Marketable securities	37,732	—
Receivable from collaborative partner	449	—
Prepaid expenses and other current assets	1,463	874
Total current assets	260,992	160,278
Property and equipment, net	3,187	1,085
Deposit and other long-term assets	140	543
Total assets	$264,319	$161,906
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$605	$951
Restructuring liabilities	1,013	—
Accrued expenses and other current liabilities	4,007	3,707
Deferred rent, current portion	66	—
Deferred revenue, current portion	883	813
Total current liabilities	6,574	5,471
Long-term liabilities:
Deferred rent, net of current portion	447	306
Deferred revenue, net of current portion	4,706	6,646
Total liabilities	11,727	12,423
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2015 and 2014; 25,858,722 and 22,754,037 shares issued and outstanding at December 31, 2015 and 2014, respectively	3	2
Additional paid-in capital	336,768	186,186
Accumulated other comprehensive (loss) income	(11)	10
Accumulated deficit	(84,168)	(36,715)
Total stockholders’ equity	252,592	149,483
Total liabilities and stockholders’ equity	$264,319	$161,906

See accompanying notes to consolidated financial statements.

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Collaboration revenue	$2,319	$572	$—
Government grant revenue	—	—	480
Total revenue	2,319	572	480
Operating expenses:
Research and development	25,462	16,976	2,151
General and administrative	22,107	7,998	1,783
Restructuring charges	2,573	—	—
Total operating expenses	50,142	24,974	3,934
Operating loss	(47,823)	(24,402)	(3,454)
Other income (expense)
Interest expense	—	(18)	(73)
Other income (expense), net	370	(21)	(4)
Change in fair value of embedded derivative	—	—	18
Change in fair value of warrant liabilities	—	(759)	(92)
Loss on extinguishment of related-party convertible notes	—	(204)	(1,671)
Total other income (expense), net	370	(1,002)	(1,822)
Net loss	(47,453)	(25,404)	(5,276)
Deemed dividend	—	(3,230)	—
Net loss attributable to common stockholders	$(47,453)	$(28,634)	$(5,276)
Other comprehensive loss:
Net unrealized loss on marketable securities	(6)	—	—
Foreign currency translation adjustment	(15)	(17)	19
Comprehensive loss	$(47,474)	$(25,421)	$(5,257)
Net loss per share attributable to common stockholders-basic and diluted	$(1.86)	$(2.46)	$(1.44)
Weighted-average common shares outstanding-basic and diluted	25,479	11,651	3,673

See accompanying notes to consolidated financial statements.

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQU☒ITY (DEFICIT)

(In thousands except share and per share data)

	SERIES A CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES B CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS' EQUITY
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2012	1,789,618	$2,471	—	$—	3,672,885	$—	$117	$8	$(3,593)	$(3,468)
Conversion of the related-party convertible notes and accrued interest into Series A convertible preferred stock in November 2013	1,419,959	3,730	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred Stock in November 2013 for cash, net of issuance costs of $20	689,655	1,791	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	515	—	—	515
Foreign currency translation adjustment	—	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	—	(5,276)	(5,276)
Balance at December 31, 2013	3,899,232	7,992	—	—	3,672,885	—	632	27	(8,869)	(8,210)
Beneficial Conversion feature in related-party convertible notes	—	—	—	—	—		2,000	—	—	2,000
Repurchase of beneficial conversion feature upon conversion of related-party convertible notes	—	—	—	—	—	—	(2,000)	—	—	(2,000)
Conversion of related-party convertible notes into Series B convertible preferred stock in April 2014	—	—	295,115	2,222	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in April 2014 for cash, net of issuance costs of $2,806	—	—	7,025,888	50,099	—	—	—	—	—	—
Repurchase of Series A convertible preferred stock in April 2014	(531,208)	(770)	—	—	—	—	(788)	—	(2,442)	(3,230)
Issuance of common stock warrants in consideration for services	—	—	—	—	—	—	307	—	—	307
Issuance of Series A convertible preferred stock upon exercises of convertible preferred stock warrants in July 2014	54,716	79	—	—	—	—	851	—	—	851
Conversion of Series A preferred stock to common stock upon initial public offering	(3,422,740)	(7,301)	—	—	3,422,740	—	7,301	—	—	7,301
Conversion of Series B preferred stock to common stock upon initial public offering	—	—	(7,321,003)	(52,321)	7,321,003	1	52,320	—	—	52,321
Issuance of common stock upon exercise of warrants	—	—	—	—	352,415	—	526	—	—	526
Issuance of common stock upon initial public offering, net of issuance costs of $9,776 in July 2014	—	—	—	—	6,000,000	1	92,223	—	—	92,224
Issuance of common stock upon private placement in July 2014	—	—	—	—	588,235	—	10,000	—	—	10,000
Issuance of common stock upon exercise of option by underwriters, net of issuance costs of $1,071 in August 2014	—	—	—	—	900,000	—	14,229	—	—	14,229
Stock-based compensation expense	—	—	—	—	—	—	8,567	—	—	8,567
Common stock issued upon exercise of stock options	—	—	—	—	496,759	—	18	—	—	18
Foreign currency translation adjustments	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	(25,404)	(25,404)
Balance at December 31, 2014	—	—	—	—	22,754,037	2	186,186	10	(36,715)	149,483

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share and per share data)

	SERIES A CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES B CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS' EQUITY
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2014	—	—	—	—	22,754,037	2	186,186	10	(36,715)	149,483
Issuance of common stock, net of issuance costs of $11,099	—	—	—	—	2,599,375	1	138,953	—	—	138,954
Issuance of common stock warrants in consideration for services	—	—	—	—	—	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	11,505	—	—	11,505
Common stock issued upon exercise of stock options	—	—	—	—	399,434	—	188	—	—	188
Common stock issued under employee stock purchase plan	—	—	—	—	19,577	—	145	—	—	145
Common stock issued upon release of restricted stock units	—	—	—	—	132,397	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	—	—	(46,098)	—	(427)	—	—	(427)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(6)	—	(6)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	—	—	(47,453)	(47,453)
Balance at December 31, 2015	—	—	—	—	25,858,722	3	336,768	(11)	(84,168)	252,592

AVALANCHE BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(47,453)	$(25,404)	$(5,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	812	162	26
Loss on disposal of property and equipment	21	—	—
Stock-based compensation expense	11,505	8,567	515
Non-cash research and development expense	218	—	—
Non-cash interest expense	—	18	53
Amortization of debt issuance costs	—	—	20
Change in fair value of embedded derivative liability	—	—	(18)
Amortization of premium on marketable securities	780	—	—
Change in fair value of warrant liabilities	—	759	92
Loss on extinguishment of related-party convertible notes	—	204	1,671
Non-cash collaboration acquisition costs associated with sale of Series A convertible preferred stock	—	—	812
Changes in operating assets and liabilities:
Accounts receivable, net	(6)	8	(7)
Prepaid expenses and other current assets	(531)	(624)	(293)
Deposit	(3)	7	(144)
Accounts payable	(312)	(6)	286
Accrued expenses and other current liabilities	724	2,904	80
Restructuring liabilities	1,013	—	—
Deferred revenue	(2,313)	7,459	—
Deferred rent	207	298	8
Net cash used in operating activities	(35,338)	(5,648)	(2,175)
Cash flows from investing activities:
Purchases of marketable securities	(88,427)	—	—
Maturities of marketable securities	49,850	—	—
Purchases of property and equipment	(2,992)	(943)	(91)
Net cash used in investing activities	(41,569)	(943)	(91)
Cash flows from financing activities:
Proceeds from public offering of common stock, net	138,954	106,453	—
Proceeds from sale of common stock to collaborative partner	—	10,000	—
Proceeds from issuance of Series A convertible preferred stock	—	—	1,000
Expenses related to issuance of Series A convertible preferred stock	—	—	(20)
Proceeds from issuance of Series B convertible preferred stock	—	52,905	—
Expenses related to issuance of Series B convertible preferred stock	—	(2,540)	—
Proceeds from issuance of related-party convertible notes	—	2,000	1,500
Repurchase of Series A convertible preferred stock	—	(4,000)	—
Proceeds from exercises of warrants	—	606	—
Proceeds from issuance of common stock pursuant to option exercises	188	18	—
Taxes paid related to net share settlement of restricted stock units	(427)	—	—
Proceeds from employee stock purchase plan	145	—	—
Net cash provided by financing activities	138,860	165,442	2,480
Effect of foreign currency exchange rate on cash and cash equivalents	(9)	(11)	(7)
Net increase in cash and cash equivalents	61,944	158,840	207
Cash and cash equivalents at beginning of period	159,404	564	357
Cash and cash equivalents at end of period	$221,348	$159,404	$564
Supplemental schedule of noncash investing and financing information
Conversion of related-party convertible notes payable to convertible preferred stock	$—	$2,000	$2,059
Warrants issued in connection with issuance of Series B convertible preferred stock	$—	$266	$—
Warrants issued in connection with license agreements	$218	$42	$—
Fixed assets in accounts payable and current liabilities	$178	$235	$—
Deferred stock issuance costs	$—	$379	$50

AVALANCHE BIOTECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1. Description of the business

Nature of Business—Avalanche Biotechnologies, Inc. (the “Company”, “we” or “us”) was incorporated in Delaware on July 17, 2006, and is headquartered in Menlo Park, California. The Company is a gene therapy company committed to discovering and developing novel medicines that can offer life-changing therapeutic benefit to patients suffering from chronic or debilitating disease. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including early clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $84.2 million as of December 31, 2015. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials. The Company believes that it has sufficient funds to continue operations for the foreseeable future.

Initial Public and Follow-on Offerings—On August 5, 2014, the Company completed its initial public offering (IPO) of shares of its common stock. As a result, the following transactions were recorded in the Company’s consolidated financial statements on August 5, 2014 (the third quarter of 2014):

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
•

immediately prior to the completion of the IPO, all then outstanding warrants for convertible preferred stock and common stock were exercised into 407,131 shares of common stock for proceeds of $0.6 million.

Follow-on Offerings—In January 2015, the Company completed a public offering of 2,369,375 shares of its common stock (Follow-on Offering), which included 359,918 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and the Company received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses.

In March 2015, (i) the Company received net proceeds of approximately $8.3 million, after discounts and other issuance costs, which resulted from the sale of 230,000 common shares, and (ii) the Company issued 230,000 common shares to a stockholder that exercised warrants prior to the initial public offering.

2. Summary of significant accounting policies and basis of presentation

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to clinical trial accruals, stock-based compensation, income taxes, fair value of common stock warrant and, prior to the IPO, fair value of embedded derivative liability, fair value of convertible preferred stock and fair values of common and convertible preferred stock warrants. The Company’s actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes from the Company’s original estimates in any periods presented.

Principles of Consolidation—The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiary in Australia. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation—The Company’s consolidated financial statements are prepared in U.S. dollars. Its foreign subsidiary uses the Australian dollar as its functional currency and maintains its records in the local currency. Assets and liabilities are re-measured at exchange rates in effect at the end of the reporting period. Equity is measured at historical rates and income and expenses are re-measured at average exchange rates for the reporting period. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive (loss) income in the consolidated balance sheets and in the consolidated statements of operations and comprehensive loss. Transactions denominated in foreign currency are translated at exchange rates at the date of transaction with foreign currency gains (losses) recorded in other income (expense), net in the consolidated statements of operations and other comprehensive loss.

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

Deposit—Deposit in the amount of $0.1 million as of December 31, 2015 and 2014 represents amounts paid in connection with the Company’s facility lease agreement and recorded as a long-term asset.

Segment Reporting—The Company operates and manages its business as one reporting and operating segment, which is the business of developing and commercializing gene therapeutics. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Concentrations of Credit Risk and Other Uncertainties—Financial instruments that potentially subject us to significant concentrations of credit risk consists primarily of cash and cash equivalents. As of December 31, 2015, substantially all of the Company’s cash and cash equivalents was deposited in accounts at four financial institutions, and amounts may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which the financial instrument are held.

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

Impairment of Long-Lived Assets—The Company evaluates the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. To date, there have been no such impairment losses.

Deferred Offering Costs—The Company capitalizes deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to its public offerings. The Company offsets the deferred offering costs against its public offering proceeds upon the consummation of its public offerings. As of December 31, 2015 and 2014, $0 and $0.4 million of deferred offering costs were capitalized in deposit and other long-term assets on the Company’s consolidated balance sheets, respectively.

Derivative Instruments—The Company had recorded convertible preferred stock warrants issued to investors and note holders as derivative liabilities. The convertible preferred stock warrants were initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss at each period end while such instruments were outstanding and classified as long-term liabilities. In connection with the completion of the Company’s IPO in August 2014, all of the then outstanding warrants to purchase convertible preferred stock were exercised. As a result of the exercises, the Company recorded a $0.8 million loss related to the change in fair value in the Company’s consolidated statements of operations and comprehensive loss and reclassified the fair value of $0.9 million to additional paid-in capital.

The Company had also recorded as a derivative liability the Company’s obligation to issue common stock warrants in connection with license agreements as the terms of the warrants were not fixed due to potential adjustments in the exercise price. The derivative liability associated with the common stock warrants was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations and comprehensive loss at each period end while such instruments are classified as liabilities. In March 2014, the liability terminated upon the issuance of common stock warrant and was recorded to additional paid-in capital.

Both the preferred stock and common stock warrant liabilities were valued using a Black-Scholes valuation model (refer to Note 11).

Immediately prior to the completion of the IPO, all then outstanding warrants to purchase preferred stock and common stock were exercised, and the outstanding liability was reversed.

Revenue Recognition—The Company has primarily generated contract revenue through a research and collaboration arrangement with a strategic partner for the development and commercialization of product candidates, and a license agreement related to the licensing of certain of the Company’s intellectual property. Additionally, the Company has historically generated grant revenue from research and development grant programs.

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

Under the terms of the agreement, the Company received initial upfront non-refundable cash payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the time-limited right of first negotiation for AVA-101. As the agreement provides for multiple deliverables, the Company accounts for this agreement as a multiple elements revenue arrangement. If deliverables did not appear to have a standalone value, they were combined with other deliverables into a unit of accounting with standalone value. The Company allocated the $8.0 million to the relative fair value of the two units of accounting identified in the arrangement. The Company expects to recognize $6.5 million for the research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, the Company will recognize revenue on a straight-line basis over the eight year performance period. The remaining $1.5 million allocated to the second unit of accounting for the rights of first negotiation for AVA-101 was deferred. On November 2, 2015, Regeneron notified the Company that it is not exercising this right of first negotiation and the Company recognized the entire $1.5 million as revenue in 2015.

As original research budget was fully used in the fourth quarter of 2015, the Company and Regeneron will agree on the reimbursement of additional research expenses annually. The Company will invoice for services performed quarterly. These additional research fees will be added to the research licenses and related research and development services unit of accounting, recorded as deferred revenue and recognized to revenue over the remaining research term. The Company recognized $0.8 million as revenue related to this unit of accounting during the year ended December 31, 2015, recorded $5.6 million of deferred revenue, including $0.9 million as current portion, and $0.4 million as receivable from collaboration partner as of December 31, 2015.

The Company also recorded $30,000 license revenue in 2014 related to the licensing of certain of its intellectual property under a licensing agreement entered into during February 2014.

Government Grants

For the years ending December 31, 2013, the Company recognized $0.5 million of government grant revenue. No government grant revenue was recorded in 2015 and 2014 as we completed the work performed under the grant in 2013. We intend to continue to evaluate pursuing additional grant opportunities on a case-by-case basis.

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

The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third party service providers and the Company’s estimates of accrued expenses and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. There have been no significant changes from the Company’s original estimates in any of the periods presented.

The Company received tax credits from the Australian government in connection with certain research costs incurred in conducting research by the Company’s Australian subsidiary. These refunds do not depend on the taxable income or tax position of the Company and therefore the Company does not account for them under an income tax accounting model. The Company recognizes such tax credits in the period when qualified expenses are incurred as a reduction of research expenses. The Company has recorded the reimbursement of $0.1 million, $0.1 million and $0.8 million from the Australian tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss in the years ended December 31, 2015, 2014 and 2013, respectively.

Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses and other warrant liabilities approximate its fair value due to their short-term maturities. Refer to Note 5 for the methodologies and assumptions used in valuing financial instruments.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2015 and 2014, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Comprehensive Loss—Comprehensive loss is comprised of net loss, deemed dividend to a preferred stockholder and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments related to translation of the financial statements of the Australian subsidiary and unrealized gain (loss) on marketable securities. The Company did not have reclassifications from other comprehensive income (loss) to the income (loss) during 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting of Fees Paid in Cloud Computing Arrangement, guidance on accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a services contract. All software licenses recognized under this guidance will be accounted for consistent with other licenses of intangible assets. The guidance becomes effective for the Company for the first quarter of fiscal 2016. The Company expects to adopt this standard prospectively for to arrangements entered into or materially modified after the effective date. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances.  The Company elected to retrospectively adopt this accounting standard in the beginning of the Company’s fourth quarter of fiscal 2015. The adoption of this standard did not have any impact on the Company’s consolidated financial statements due to full valuation allowance recorded on the Company’s deferred taxes.

On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company has not yet determined the potential effects the new standard will have of the Company’s consolidated financial statements.

3. Restructuring Charges

On December 22, 2015, the Company implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following its decision to not initiate the Phase 2b clinical trial for AVA-101 in the second half of 2015. The plan resulted in a reduction of approximately 20% of the Company’s workforce, or 15 employees. Affected employees are eligible to receive severance payments. The plan will also trigger accelerated vesting of certain of the affected employees’ restricted stock unit awards (RSUs).

In connection with the restructuring, the Company estimates aggregate restructuring charges of approximately $2.6 million in the fourth quarter of 2015 related to one-time termination severance payments and other employee-related benefits, including approximately $1.0 million of stock-based compensation expense related to the acceleration of RSUs. The Company recorded the $2.6 million as restructuring charges on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.

The following table summarizes the restructuring activities for the year ended December 31, 2015 (in thousands):

	One-Time Termination Benefits	Non-Cash Charge Related to Acceleration of RSUs	Total
Restructuring liability as of December 31, 2014	$—	$—	$—
Costs incurred and recorded as restructuring charges	1,524	1,049	2,573
Cash payments	(511)	—	(511)
Non-cash settlements	—	(1,049)	(1,049)
Restructuring liability as of December 31, 2015	$1,013	$—	$1,013

The remaining liability related to the plan as of December 31, 2015 was $1.0 million and is expected to be paid out in the first half of 2016.

4. Cash Equivalents and Marketable Securities

The following is a summary of the cash equivalents and marketable securities:

	December 31, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
Money Market Funds	$208,588	$—	$—	$208,588
Certificates of Deposit	1,680	—	—	1,680
U.S. Treasury Securities	15,046	—	(4)	15,042
U.S. Government Agency Securities	21,012	—	(2)	21,010
	246,326	—	(6)	246,320
Less: Cash Equivalents	(208,588)	—	—	(208,588)
Total Marketable Securities	$37,738	$—	$(6)	$37,732

The Company did not hold any available-for-sale securities as of December 31, 2014. As of December 31, 2015, the contractual maturities of the Company’s marketable securities were less than one year. Management determined that the gross unrealized losses of $6,000 on the Company’s marketable securities as of December 31, 2015 were temporary in nature. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at December 31, 2015. There were no sales of available-for-sale securities in any of the periods presented.

5. Fair Value Measurements and Fair Value of Financial Instruments

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of common and preferred stock warrant liabilities.

The estimated fair values of the outstanding common and preferred stock warrant liabilities were measured using the Black-Scholes valuation model (refer to Note 11). Due to the nature of valuation inputs, the valuation of the warrants is considered a Level 3 measurement. The convertible preferred stock and common stock warrants were exercised immediately prior to the IPO, in August 2014.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2015, 2014 and 2013.

The following table summarizes, for assets and liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

		Quoted Prices	Significant Other	Significant
	Total	In Active Markets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Assets:
Money Market Funds	$208,588	$208,588	$—	$—
Certificates of Deposit	1,680	—	1,680	—
U.S. Treasury Securities	15,042	—	15,042	—
U.S. Government Agency Securities	21,010	—	21,010	—
Total Cash Equivalents and Marketable Securities	$246,320	$208,588	$37,732	$—
December 31, 2014
Assets:
Money Market Funds	$40,000	$40,000	$—	$—
Total Cash Equivalents	$40,000	$40,000	$—	$—

The following table provides a summary of changes in the estimated fair value of the Company’s warrants liabilities and embedded derivative liability measured at estimated fair value using significant Level 3 inputs (in thousands):

	Convertible
	Preferred Stock	Common Stock
	Warrant Liability (1)	Warrant Liability (2)
Balance as of January 1, 2014	$91	$42
Issuance of common stock warrant	—	(41)
Change in fair value	760	(1)
Exercises	(851)	—
Balance as of December 31, 2014	$—	$—

(1)	In July 2014, all of the then outstanding warrants to purchase convertible preferred stock and common stock were exercised immediately prior to the completion of the IPO.
(2)	In March 2014, the common stock warrant was issued and was recorded to additional paid-in capital.

6. Significant Agreements

University of California—In May 2010, the Company entered into a license agreement, as amended, with the Regents of University of California (Regents) for exclusive rights in the United States to certain patents owned by the Regents. Under the terms of the agreement, the Company paid an up-front license fee of $100,000 and agreed to reimburse the Regents for patent-related expenses. The Company is obligated to pay the Regents royalties on net sales, if any, as well as an annual maintenance fee of $50,000 beginning in the calendar year after the first commercial sale of a licensed product and milestone payments related to the achievement of certain clinical and regulatory goals totaling up to $900,000 for the first indication and $500,000 for each additional indication for up to two additional indications. Through December 31, 2015, none of these goals had been achieved, and no milestones were payable.

7. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Computer equipment and software	$234	$142
Laboratory equipment	3,041	1,012
Furniture and fixtures	552	73
Leasehold improvements	351	48
Total property and equipment	4,178	1,275
Less accumulated depreciation and amortization	(991)	(190)
Property and equipment, net	$3,187	$1,085

Depreciation and amortization expense related to property and equipment was $812,000, $162,000 and $26,000 for the years ending December 31, 2015, 2014 and 2013, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Employees' compensation	$2,047	$1,509
Accrued preclinical costs	642	1,005
Accrued professional fees	1,177	231
Accrued clinical and process development costs	101	942
Other	40	20
Total accrued expenses and other current liabilities	$4,007	$3,707

9. Commitments and Contingencies

Facility Lease Agreement

The Company leases its’ office building under a non-cancelable lease agreement, which expires on May 8, 2020. The Company may extend this lease for up to four years. The lease agreement provides for an escalation of rent payments each year. The Company records rent expense on a straight-line basis over the term of the lease.

As of December 31, 2015, future minimum commitments under the Company’s facility operating lease were as follows (in thousands):

YEARS ENDED DECEMBER 31, 2015	TOTAL LEASE COMMITMENTS
2016	$1,099
2017	1,129
2018	1,162
2019	1,197
2020	403
Total minimum lease payments	$4,990

Rent expense recognized under the operating lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes was $1,525,000, $662,000 and $53,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Collaborations and License Agreements

The Company is party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through December 31, 2015, none of the goals had been achieved under the license agreements and no milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included on the Company’s consolidated balance sheets. Aggregate annual maintenance fee’s payments were approximately $0.1 million for each of the years ended December 31, 2015 and 2014.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2015.

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

In July 2015, three putative securities class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Northern District of California, each on behalf of a purported class of persons and entities who purchased or otherwise acquired the Company’s publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Exchange Act and Securities Act and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs.

In December 2015, a putative securities class action lawsuit was filed against the Company, the Company’s board of directors, underwriters of the Company’s January 13, 2015, follow-on public stock offering, and two of the Company’s institutional stockholders, in the Superior Court of the State of California for the County of San Mateo. The complaint alleges that, in connection with the Company’s follow-on stock offering, the defendants violated the Securities Act of 1933, as amended, by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs.

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

10. Convertible Preferred Stock

In connection with the completion of the IPO in August 2014, all outstanding shares of Series A and Series B convertible preferred stock were converted into 10,689,027 shares of common stock on a one-for-one basis.

In November 2013, the Company converted then outstanding convertible note into series A convertible preferred stock and recorded a $1.7 million loss on extinguishment of related-party convertible notes in the consolidated statement of operations and comprehensive loss. The Company also recorded a charge of $0.8 million associated with the intrinsic value of the convertible preferred Series A shares issued to a potential collaborator, which was recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.

In April 2014, the Company completed a Series B convertible preferred stock financing, pursuant to which then outstanding convertible notes were converted into 295,115 shares of Series B convertible preferred stock at a conversion price of $6.78, which was equal to 90% of the original issuance price of $7.53 per share. At the time of the conversion, the Company recorded a $0.2 million loss on extinguishment of related-party convertible notes in the consolidated statements of operations and comprehensive loss and a repurchase of beneficial conversion feature of $2.0 million as credit to additional paid-in capital.

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

11. Warrants

In connection with an amendment to the Lions Eye Institute (LEI) research agreement in August 2012 the Company agreed to issue to LEI a warrant to purchase 25,000 shares of common stock. The Company estimated the fair value of the obligation to issue this warrant to be approximately $5,000, which was recorded as research and development expense and common stock warrant liability. Until the Company issued the warrant, it classified it as a common stock warrant liability and re-measured the fair value at the end of each reporting period. In March 2014, the Company issued the common stock warrant to LEI with an exercise price of $2.75 per share, at which time the issued common stock warrant was reclassified to additional paid-in capital.

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

All of the above warrants to purchase common stock and preferred stock were exercised for cash of $0.6 million prior to the completion of the IPO in August 2014. As a result of the exercises of the warrants to purchase preferred stock, the Company recorded a $0.8 million loss related to the change in fair value in the Company’s consolidated statements of operations and comprehensive loss and reclassified the fair value of $0.9 million to permanent equity. The fair value of the warrants to purchase preferred stock was calculated using the Black-Scholes valuation model, and was based on the common stock fair value of $17.00 per share, contractual term of the warrants of 1.1 years, a risk-free interest rate of 0.1%, an expected volatility of 70% and a 0% expected dividend yield.

On October 15, 2015, in connection with an amendment to the research agreement between the Company and the LEI, the Company issued to LEI a warrant to purchase 40,000 shares of common stock with an exercise price of $10.51 per share. This common stock warrant is exercisable immediately, and expires on October 15, 2020. The Company estimated the fair value of this warrant to be approximately $0.2 million which was recorded as debit to research and development expenses and credit to additional paid-in capital upon issuance. The fair value of the warrant was calculated using the Black-Scholes valuation model, and was based on the closing price of common stock on the issuance date of $8.35 per share, exercise price of $10.51, contractual term of the warrant of 5 years, a risk-free interest rate of 1.34%, an expected volatility of 75% and a 0% expected dividend yield.

The amendment also provides for the issuance of an additional warrant to LEI to purchase up to 40,000 shares of the Company's common stock upon completion of the 36 month follow-up on the Phase 2a AVA-101 clinical study (Contingent Warrant). As of December 31, 2015, none of the shares subject to the Contingent Warrant were vested and exercisable. The Company is accounting for this warrant as a stock-based award issued for service and estimated the fair value of the costs associated with the service performed to be approximately $30,000 which was recorded as debit to research and development expenses and credit to additional paid-in capital in 2015. The fair value of the Contingent Warrant was calculated using the Black-Scholes valuation model, and was based on the closing price of common stock on December 31, 2015 of $9.52 per share, expected term of the warrants of 6.6 years, a risk-free interest rate of 1.1%, an expected volatility of 79% and a 0% expected dividend yield.

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

As of December 31, 2015, a total of 8,454,368 shares of common stock were authorized for issuance and 2,137,787 shares were available for future grants under the 2014 Plan.

Options under the 2014 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees and non-employees generally vest ratably over four years.

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP). The Company reserved for issuance 208,833 shares of its common stock and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. During 2015, 19,577 shares were issued under the 2014 ESPP. A total of 416,796 shares of common stock have been reserved for issuance under the 2014 ESPP and were available for issuance under the 2014 ESPP as of December 31, 2015.

As of December 31, 2015, there was $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted-average period of 0.4 years.

The following table summarizes option activity under the Company’s stock plans and related information:

			WEIGHTED-
	NUMBER OF	WEIGHTED-	AVERAGE REMAINING	AGGREGATE
	SHARE	AVERAGE EXERCISE	CONTRACTUAL LIFE	INTRINSIC VALUE (a)
	(IN THOUSANDS)	PRICE	(IN YEARS)	(IN THOUSANDS)
Balance at January 1, 2015	4,932	$5.61	8.2	$238,653
Options granted	1,603	$21.91
Options exercised	(400)	$0.47
Options cancelled	(641)	$22.77
Balance at December 31, 2015	5,494	$8.75	7.8	28,618
Vested and expected to vest as of December 31, 2015	5,447	$8.64	7.8	28,524
Exercisable as of December 31, 2015	2,818	$3.45	6.9	21,978

(a)	The aggregate intrinsic value is calculated as the difference between the options exercise price and the closing price of common stock of $9.52 per share as of December 31, 2015.

In December 2015, the Company granted a stock option to purchase 910,000 shares of common stock shares to its new Chief Executive Officer. The option was granted as an inducement grant and outside of the 2014 Plan.

The total intrinsic value of options exercised during the year ended December 31, 2015 and 2014 were $11.2 million and $15.7 million, respectively. There were no options exercised in 2013.

The following table summarizes information with respect to stock options outstanding and currently exercisable and vested.

As of December 31, 2015:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE AND VESTED
		WEIGHTED-		WEIGHTED-
	NUMBER	AVERAGE REMAINING	NUMBER	AVERAGE REMAINING
RANGE OF	OUTSTANDING	CONTRACTUAL LIFE	OUTSTANDING	CONTRACTUAL LIFE
EXERCISE PRICES	(IN THOUSANDS)	(IN YEARS)	(IN THOUSANDS)	(IN YEARS)
$0.15-$0.27	2,644	6.5	2,156	6.4
$0.28-$2.95	429	8.1	190	8.1
$2.96-$11.50	1,284	9.5	193	8.4
$11.51-$35.00	707	8.8	243	8.7
$35.01-$58.92	430	9.2	36	9.0

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and nonemployees in the consolidated statement of operations and comprehensive loss as follows:

(in thousands)	YEARS ENDED DECEMBER 31
	2015	2014	2013
Research and development	$4,009	$7,331	$362
General and administrative	6,447	1,236	153
Restructuring charges	1,049	—	—
Total share-based compensation	$11,505	$8,567	$515

Departure of Key Executive Officer

Effective July 23, 2015, Thomas W. Chalberg, Jr., Ph.D., resigned as the Chief Executive Officer and President of the Company and as a member of the board of directors. In connection with Dr. Chalberg’s resignation and his engagement as a consultant and Scientific Advisor, Dr. Chalberg and the Company entered into a Separation Agreement and General Release, dated July 23, 2015 (the Separation Agreement). Under the Separation Agreement, Dr. Chalberg is providing consulting services to the Company and serving as a member of the Company’s Scientific Advisory Board until the first anniversary of July 23, 2015 (the consulting period). During the consulting period, subject to the terms and conditions of the Separation Agreement, Dr. Chalberg is paid a monthly fee at the same rate as his salary in effect prior to his resignation and is continuing to vest in outstanding equity awards held by him at the same rates in effect for such awards prior to his resignation. Shares of the Company’s common stock subject to his outstanding equity awards that were otherwise scheduled to vest following the expiration of the consulting period will not vest under any circumstances and were forfeited and cancelled on July 23, 2015. As a result, the Company recorded a one-time share-based payment charge of $2.4 million related to the cancellation of unvested stock options in July 2015.

Restricted Stock Units (RSUs)

RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a two-to-four year period.

The following table summarizes the RSUs activity under the Company’s stock plans and related information:

		Weighted-Average
	Number of	Grant-Date
	Shares (in thousands)	Fair Value (in dollars)
Outstanding at December 31, 2014	—	$—
Granted	851	$13.85
Vested and released	(132)	$10.52
Forfeited	(87)	$24.21
Outstanding at December 31, 2015	632	$13.07

There were no RSUs granted prior to April 2015. The total fair value of RSUs that vested was $1.4 million for the year ended December 31, 2015. The number of restricted stock units vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of December 31, 2015, there was $6.2 million of unrecognized compensation cost related to unvested RSUs that we expect to recognize over a weighted-average period of 2.0 years.

Stock Options Granted to Employees

For the years ended December 31, 2015, 2014 and 2013, the Company recorded $11,764,000, $1,672,000 and $136,000, respectively, of stock-based compensation expense related to employees options. The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options			Employee Stock Purchase Plan
	YEARS ENDED DECEMBER 31			YEARS ENDED DECEMBER 31
	2015	2014	2013	2015	2014	2013
Expected volatility	79%	79%	80%	74%	—	—
Expected term (in years)	6.1	6.0	6.0	0.5	—	—
Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate	1.7%	1.9%	1.0%	0.1%	—	—

The weighted-average fair values of options granted during fiscal years 2015, 2014 and 2013 were $15.91, $9.56 and $0.37, respectively.

As of December 31, 2015, there was $14.2 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options Granted to Non-Employees

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $(259,000), $6,895,000 and $379,000, respectively, of stock-based compensation expense related to non-employees options.

We used the following weighted-average assumptions in estimating non-employees stock-based compensation expense:

	YEARS ENDED DECEMBER 31
	2015	2014	2013
Option grants:
Expected volatility	81%	79%	79%
Expected term (in years)	3.3	7.5	7.9
Expected dividend yield	—	—	—
Risk-free interest rate	1.0%	2.2%	1.8%

As of December 31, 2015, there was $1.1 million of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 1.5 years.

Fair Value of Common Stock

In determining the exercise prices for options granted, the Company’s board of directors has considered the fair value of the common stock as of each grant date. Prior to the IPO, the fair value of the common stock underlying the stock options was determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the current management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stockholders and the prospects of a liquidity event, among others. After the completion of the Company’s IPO in August 2014, the fair value of the common stock is based on the closing price of the common stock on the date of grant.

13. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The amount of contributions that the Company made to the 401(k) Plan during the year ended December 31, 2015 and 2014 was $0.1 million and $25,000, respectively

14. Income Taxes

No income tax benefit or expense was recorded for the years ended December 31, 2015, 2014 and 2013.

The following table presents domestic and foreign components of loss before provision for income taxes (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
U.S.	$(47,235)	$(25,006)	$(5,031)
Foreign	(218)	(398)	(245)
Loss before income taxes	$(47,453)	$(25,404)	$(5,276)

A reconciliation of income tax expense computed at the statutory federal income tax rate of 34% to income taxes as reflected in the financial statements is as follows (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
Federal income tax expense at statutory rate	$(16,134)	$(8,637)	$(1,794)
Loss on extinguishment of related-party convertible notes	—	69	568
Non-deductible foreign research expenses	45	85	26
Non-deductible stock compensation	1,418	161	46
Non-deductible expenses	295	285	28
Research and development tax credits	(910)	(304)	(93)
Change in valuation allowance	15,277	8,349	1,209
Foreign rate differential	9	(8)	10
Total tax expense (benefit)	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets (in thousands):

	AS OF DECEMBER 31,
	2015	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$19,889	$8,526	$1,876
Accruals, reserve and other	2,681	222	109
Stock-based compensation	4,328	3,032	183
Tax credit carryforwards	1,945	659	145
Property and equipment	—	—	2
Intangibles	45	24	223
Other	—	24	(1)
Total deferred tax assets before valuation allowance	28,888	12,487	2,537
Valuation allowance	(28,839)	(12,457)	(2,537)
Total deferred tax assets	49	30	—
Deferred tax liabilities:
Property and equipment	(49)	(30)	—
Total deferred tax liabilities	(49)	(30)	—
Net deferred tax assets	$—	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2015, 2014 and 2013. The valuation allowance increased approximately $16.4 million, $9.9 million and $1.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, due to net operating losses.

As of December 31, 2015, the Company had U.S. federal NOL carryforwards of approximately $79.4 million to offset future federal income. NOLs expire at various years beginning with 2026. As of December 31, 2015, the Company also had U.S. state NOL carryforwards of approximately $56.5 million to offset future state income. U.S. State NOLs expire at various years beginning with 2016. At December 31, 2015, the Company also had approximately $0.2 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

As a result of certain realization requirements of Accounting Standard Codification Topic 718, Compensation – Stock Compensation (ASC 718), the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $10.5 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized.

As of December 31, 2015, the Company had federal research and development tax credit carryforwards of approximately $1.9 million available to reduce future tax liabilities which expire at various years beginning with 2032. As of December 31, 2015, the Company had state credit carryforwards of approximately $1.7 million available to reduce future tax liabilities which do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), the Company’s ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We believe that we have experienced at least two ownership changes under Section 382, which will result in limitations in the Company’s ability to utilize net operating losses and credits. In addition, we may experience ownership changes as a result of the Company’s initial public offering in August 2014, future offerings or other changes in the ownership of the Company’s stock. As a result, the amount of the NOLs and research and credit carryforwards presented in the Company’s financial statements could be limited and may expire unutilized.

The Company files income tax returns in the United States, and state and foreign jurisdictions. The federal, state and foreign income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2011 through December 31, 2015. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company has total unrecognized tax benefits as of December 31, 2015, 2014 and 2013 of approximately $1,568,000, $471,000 and $43,000 respectively. No amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
Unrecognized tax benefits as of the beginning of the year	$471	$43	$5
Increase related to prior year tax provisions	172	272	7
Increase related to current year tax provisions	925	156	31
Unrecognized tax benefits as of the end of the year	$1,568	$471	$43

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. There are no ongoing examinations by taxing authorities at this time.

15. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
Net loss	$(47,453)	$(25,404)	$(5,276)
Deemed dividend	—	(3,230)	—
Net loss attributable to common stockholders	(47,453)	(28,634)	(5,276)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share:
Net shares outstanding	25,479	11,651	3,673
Basic and diluted net loss per share attributable to common stockholders	$(1.86)	$(2.46)	$(1.44)

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	AS OF DECEMBER 31,
	2015	2014	2013
Options to purchase common stock	5,494	4,932	3,640
RSUs	632	—	—
Warrants to purchase common stock	40	—	264
Series A preferred stock	—	—	3,899
Warrants to purchase preferred stock	—	—	55
	6,166	4,932	7,858

16. Selected Quarterly Financial Information (Unaudited)

The following amounts are in thousands, except per share amounts:

Quarterly Results of Operations	Quarter End
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share amounts)
Revenue	$203	$203	$953	$960
Total operating expenses (2)(3)	$(9,764)	$(10,085)	$(15,154)	$(15,139)
Net loss	$(9,509)	$(9,766)	$(14,084)	$(14,094)
Basic and diluted net loss per share	$(0.38)	$(0.38)	$(0.55)	$(0.55)

Quarterly Results of Operations	Quarter End
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share amounts)
Revenue	$30	$135	$204	$203
Total operating expenses	$(1,636)	$(4,588)	$(8,144)	$(10,606)
Net loss	$(1,663)	$(5,094)	$(8,256)	$(10,391)
Deemed dividend (1)	$—	$(3,230)	$—	$—
Net loss attributable to common stockholders	$(1,663)	$(8,324)	$(8,256)	$(10,391)
Basic and diluted net loss per share	$(0.45)	$(2.27)	$(0.50)	$(0.46)

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

(2)

In connection with the restructuring, the Company recorded estimated restructuring charges of approximately $2.6 million related to one-time termination severance payments and other employee-related benefits, including approximately $1.0 million of stock-based compensation expense related to the acceleration of RSUs in December 2015.

(3)

In July 2015, the Company’s then Chief Executive officer resigned and some of his stock-based awards were forfeited and cancelled, which that resulted in a $2.4 million of additional stock-based compensation expense recorded in general and administrative expenses in the Company’s consolidated financial statements.

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted net loss per share amounts.

17. Subsequent Event

Proposed Transaction with Annapurna Therapeutics SAS

On January 29, 2016, the Company entered into a definitive agreement (the Agreement) with Annapurna Therapeutics SAS (Annapurna), a privately-held biopharmaceutical company focused on advancing gene therapy for unmet medical needs, certain shareholders of Annapurna (the Contributors), and Shareholder Representative Services LLC, a Colorado limited liability company, acting as the representative of the Contributors. Upon the terms and subject to the conditions described in the Agreement, the Company will acquire all of the issued and outstanding capital stock of Annapurna in exchange for approximately 13.1 million newly issued shares of the Company’s common stock. The outstanding options or other rights to purchase capital stock of Annapurna (Annapurna Options) will be converted into options relating to approximately 4.7 million shares of the Company’s common stock (Company Options). Each Company Option will relate to the whole number of shares of Company’s common stock (rounded down to the nearest whole share) equal to the number of the shares of the common stock of Annapurna subject to such Annapurna Option multiplied by 9.5615 (as may be adjusted pursuant to the Agreement, the Exchange Ratio). Each Company Option will have substantially the same terms, including the same termination date and vesting schedule, as the Annapurna Option for which it is being exchanged, and the exercise price per share for such Company Option will be equal to the exercise price per share of such Annapurna Option divided by the Exchange Ratio. The transaction requires the Company’s stockholders’ vote and is expected to close in the second quarter of 2016.

The Agreement may be terminated by either party under certain circumstances as defined in the Agreement, including, among others, if the closing of the acquisition has not occurred by the six-month anniversary of the execution of the Agreement, subject to certain exceptions, or if the Company’s stockholders fail to approve the issuance of the Company’s stock (Company Stock Issuance).

The Agreement provides for the Company to pay to Annapurna a reverse termination fee of $4,000,000 if the Agreement is terminated by either party for the Company’s failure to obtain the required vote of the Company’s stockholders for the Company Stock Issuance or if the Agreement is terminated by Annapurna upon a certain defined triggering event.  The Agreement also provides for the Company to pay to Annapurna termination fee of $6,000,000 (less the $4,000,000 termination fee described above, if paid) if the Agreement is terminated by either party for the failure to obtain the required vote of the Company’s stockholders or by Annapurna upon certain other triggering events, and either (x) the Company consummates within twelve months of such termination an alternative transaction that was publicly announced or communicated in writing to the Company’s board of directors prior to such termination or (y) the Company consummates within six months of such termination an alternative transaction that is first publicly announced or otherwise communicated in writing to the Company’s board of directors following the termination of the Agreement while an alternative transaction described in the foregoing clause (x) remains outstanding and not withdrawn.

EXHIBIT INDEX

		Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	Form	Date	EXHIBIT Number	PROVIDED Herewith

2.1	Acquisition Agreement, dated as of January 29, 2016, by and among Avalanche Biotechnologies, Inc., Annapurna Therapeutics SAS, the Contributors identified therein, and Shareholder Representative Services LLC as the Contributors’ Representative.	8-K	February 1, 2016	2.1

3.1	Amended and Restated Certificate of Incorporation.	8-K	August 6, 2014	3.1

3.2	Amended and Restated Bylaws.	8-K	August 6, 2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	July 25, 2014	4.1

4.3	Amended and Restated Investor Rights Agreement, dated as of April 16, 2014, by and between Avalanche Biotechnologies, Inc. and certain of its stockholders.	S-1/A	July 18, 2014	4.5

10.1†	Exclusive License for Use of Recombinant Gene Delivery Vectors for Treating or Preventing Diseases of the Eye, dated as of May 27, 2010, by and between Avalanche Biotechnologies, Inc. and The Regents of the University of California.	S-1/A	July 28, 2014	10.1

10.2†	Amendment #1 to: Exclusive License for Use of Recombinant Gene Delivery Vectors for Treating or Preventing Diseases of the Eye, effective as of September 17, 2013, by and between Avalanche Biotechnologies, Inc. and The Regents of the University of California.	S-1	June 30, 2014	10.2

10.3†	Research Collaboration and License Agreement, dated as of May 1, 2014, by and between Avalanche Biotechnologies, Inc. and Regeneron Pharmaceuticals, Inc.	S-1/A	July 28, 2014	10.3

10.4(#)	Avalanche Biotechnologies, Inc. Amended and Restated 2006 Equity Incentive Plan.	S-1	June 30, 2014	10.4

10.5(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan.	S-1/A	July 25, 2014	10.16

10.6(#)	Avalanche Biotechnologies, Inc. 2014 Equity Incentive Award Plan.	S-1/A	July 25, 2014	10.5

10.7(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	July 25, 2014	10.17

10.8(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	July 25, 2014	10.18

10.9(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	July 25, 2014	10.19

		Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	Form	Date	EXHIBIT Number	PROVIDED Herewith

10.10(#)	Avalanche Biotechnologies, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	July 25, 2014	10.6

10.11(#)	Letter Agreement, dated as of September 18, 2010, by and between Avalanche Biotechnologies, Inc. and Thomas W. Chalberg, Jr., Ph.D.	S-1	June 30, 2014	10.7

10.12(#)	Letter Agreement, dated as of April 2, 2014, by and between Avalanche Biotechnologies, Inc. and Linda C. Bain.	S-1	June 30, 2014	10.8

10.13(#)	Letter Agreement, dated as of July 15, 2012, by and between Avalanche Biotechnologies, Inc. and Hans P. Hull.	S-1	June 30, 2014	10.9

10.14(#)	Letter Agreement, dated as of June 3, 2013, by and between Avalanche Biotechnologies, Inc. and Mehdi Gasmi.	S-1	June 30, 2014	10.10

10.15(#)	Letter Agreement, dated as of June 13, 2014, by and between Avalanche Biotechnologies, Inc. and Samuel Barone.	S-1	December 18, 2014	10.15

10.16(#)	Letter Agreement, dated as of August 28, 2014, by and between Avalanche Biotechnologies, Inc. and Roman Rubio.	S-1	December 18, 2014	10.16

10.17(#)	Separation Agreement and General Release, dated July 23, 2015, by and between Avalanche Biotechnologies, Inc. and Thomas W. Chalberg, Jr., Ph.D.	8-K	July 23, 2015	10.1

10.18(#)	Special Bonus Letter, dated July 23, 2015, for Hans P. Hull.	8-K	July 23, 2015	10.2

10.19(#)	Special Bonus Letter, dated July 23, 2015, for Mehdi Gasmi, Ph.D.	8-K	July 23, 2015	10.3

10.20(#)	Form of Amendment to the Change in Control and Severance Agreement for Hans P. Hull.	10-Q	August 13, 2015	10.2

10.21(#)	Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Hans P. Hull.	10-Q	August 13, 2015	10.3

10.22(#)	Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Linda C. Bain.	10-Q	August 13, 2015	10.4

10.23(#)	Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Mehdi Gasmi, Ph.D.	10-Q	August 13, 2015	10.5

10.24(#)	Offer Letter, dated November 19, 2015, by and between Avalanche Biotechnologies, Inc. and Paul Cleveland.	8-K	November 20, 2015	10.1

10.25(#)	Change in Control and Severance Agreement, dated November 19, 2015, by and between Avalanche Biotechnologies, Inc. and Paul Cleveland.	8-K	November 20, 2015	10.2

		Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	Form	Date	EXHIBIT Number	PROVIDED Herewith

10.26(#)	Offer Letter, dated January 29, 2016, by and between Avalanche Biotechnologies, Inc. and Amber Salzman.	8-K	February 1, 2016	10.2

10.27(#)	Change in Control and Severance Agreement, dated January 29, 2016, by and between Amber Salzman and Avalanche Biotechnologies, Inc.	8-K	February 1, 2016	10.3

10.28	Lease Agreement, dated as of December 20, 2013, by and between Avalanche Biotechnologies, Inc. and O’Brien Drive Portfolio, LLC.	S-1	June 30, 2014	10.11

10.29	First Amendment to Lease, dated August 1, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	8-K	September 12, 2014	10.1

10.30	Second Amendment to Lease, dated October 30, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	8-K	November 4, 2014	10.1

10.31(#)	Form of Indemnification Agreement for directors and executive officers.	S-1/A	July 18, 2014	10.12

10.32(#)	2012 Change in Control Benefit Plan.	S-1/A	July 18, 2014	10.13

10.33(#)	Form of Change in Control Severance Agreement.	S-1/A	July 25, 2014	10.14

10.34(#)	Form of Chief Executive Officer Change in Control Severance Agreement.	S-1/A	July 25, 2014	10.15

10.35(#)	Form of Amendment to the Change in Control and Severance Agreement.	10-Q	August 13, 2015	10.1

10.36(#)	Form of Inducement Stock Option Agreement.	8-K	November 20, 2015	10.3

10.37	Form of Support and Voting Agreement.	8-K	February 1, 2016	10.1
10.38	Separation Agreement and General Release, dated February 12, 2016, by and between Avalanche Biotechnologies, Inc. and Hans P. Hull				X
10.39	Consulting Agreement, dated February 12, 2016, by and between Avalanche Biotechnologies, Inc. and Hans. P. Hull				X

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page hereto)				X

31.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

					X

101.INS	XBRL Instance Document.				X

Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	Form	Date	EXHIBIT Number	PROVIDED Herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.
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