Form 10-Q
period 2016-03-31
Avalanche Biotechnologies, Inc.
filed 2016-05-06
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016 there were 27,131,197 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Avalanche Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,082	$221,348
Marketable securities	—	37,732
Receivable from collaborative partner	1,117	449
Prepaid expenses and other current assets	1,030	1,463
Total current assets	249,229	260,992
Property and equipment, net	3,565	3,187
Deposit and other long-term assets	140	140
Total assets	$252,934	$264,319
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$486	$605
Restructuring liabilities	49	1,013
Accrued expenses and other current liabilities	3,889	4,007
Deferred rent, current portion	73	66
Deferred revenue, current portion	1,059	883
Total current liabilities	5,556	6,574
Long-term liabilities:
Deferred rent, net of current portion	429	447
Deferred revenue, net of current portion	5,383	4,706
Total liabilities	11,368	11,727
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2016 and December 31, 2015; 27,094,955 and 25,858,722 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	341,114	336,768
Accumulated other comprehensive income (loss)	9	(11)
Accumulated deficit	(99,560)	(84,168)
Total stockholders’ equity	241,566	252,592
Total liabilities and stockholders’ equity	$252,934	$264,319

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Collaboration revenue	$265	$203
Operating expenses:
Research and development	7,455	5,621
General and administrative	8,318	4,143
Total operating expenses	15,773	9,764
Operating loss	(15,508)	(9,561)
Other income
Other income, net	116	52
Total other income, net	116	52
Net loss	$(15,392)	$(9,509)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	6	(35)
Foreign currency translation adjustment	14	(8)
Comprehensive loss	$(15,372)	$(9,552)
Net loss per share attributable to common stockholders-basic and diluted	$(0.57)	$(0.38)
Weighted-average common shares outstanding-basic and diluted	27,095	24,887

See accompanying notes to condensed consolidated financial statements

Avalanche Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,392)	$(9,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	118
Stock-based compensation expense	4,084	773
Amortization of premium on marketable securities	—	59
Changes in operating assets and liabilities:
Accounts receivable	(668)	—
Prepaid expenses and other current assets	441	(120)
Deposit	—	(1)
Accounts payable	(140)	1,771
Accrued expenses and other current liabilities	(676)	(764)
Restructuring liabilities	(964)	—
Deferred revenue	853	(203)
Deferred rent	(11)	134
Net cash used in operating activities	(12,153)	(7,742)
Cash flows from investing activities:
Purchases of marketable securities	—	(88,370)
Maturities of marketable securities	37,738	—
Purchases of property and equipment	(122)	(411)
Net cash provided by (used in) investing activities	37,616	(88,781)
Cash flows from financing activities:
Proceeds from sales of common stock, net of offering cost	—	138,954
Proceeds from issuance of common stock pursuant to option exercises	262	21
Net cash provided by financing activities	262	138,975
Effect of foreign currency exchange rate on cash and cash equivalents	9	(7)
Net increase in cash and cash equivalents	25,734	42,445
Cash and cash equivalents at beginning of period	221,348	159,404
Cash and cash equivalents at end of period	$247,082	$201,849

Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable and current liabilities	$576	$278

See accompanying notes to condensed consolidated financial statements.

Avalanche Biotechnologies, Inc.

March 31, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Avalanche Biotechnologies, Inc. (the “Company”, “we” or “us”) was incorporated in Delaware on July 17, 2006, and is headquartered in Menlo Park, California. The Company is a gene therapy company committed to discovering and developing novel medicines that can offer potentially life-changing therapeutic benefit to patients suffering from chronic or debilitating disease. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies, early clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $99.6 million as of March 31, 2016. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities. The Company believes that it has sufficient funds to continue operations for the foreseeable future.

On January 29, 2016, the Company entered into an acquisition agreement (the Agreement) with Annapurna Therapeutics SAS (Annapurna), a privately-held biopharmaceutical company focused on advancing gene therapy for unmet medical needs, certain shareholders of Annapurna (the Contributors), and Shareholder Representative Services LLC, a Colorado limited liability company, acting as the representative of the Contributors. Upon the terms and subject to the conditions described in the Agreement, the Company will acquire all of the issued and outstanding capital stock of Annapurna in exchange for approximately 13.1 million newly issued shares of the Company’s common stock (the Company Common Stock), and the outstanding options or other rights to purchase capital stock of Annapurna (the Annapurna Options) will be converted into options relating to approximately 4.7 million shares of the Company Common Stock (the Company Options) (together with the other transactions contemplated by the Agreement, the Transaction). Each Company Option will relate to the whole number of shares of Company Common Stock (rounded down to the nearest whole share) equal to the number of the shares of the common stock of Annapurna subject to such Annapurna Option multiplied by 9.5615 (as may be adjusted pursuant to the Agreement, the Exchange Ratio). The exercise price per share for the Company Option will be equal to the exercise price per share of such Annapurna Option divided by the Exchange Ratio. Holders of Annapurna Options may exercise their Annapurna Options prior to the closing of the transaction, in which case each such exercising holder will become party to the Agreement as a Contributor and receive newly issued shares of the Company’s common stock upon closing instead of Company Options. The issuance of new shares of the Company Common Stock in connection with the Transaction (the Company Stock Issuance) requires the Company’s stockholders’ vote and is expected to close in the second quarter of 2016.

The Agreement may be terminated by either party under certain circumstances as defined in the Agreement, including, among others, if the closing of the acquisition has not occurred by the six-month anniversary of the execution of the Agreement, subject to certain exceptions, or if the Company’s stockholders fail to approve the Company Stock Issuance.

The Agreement provides for the Company to pay to Annapurna a reverse termination fee of $4,000,000 if the Agreement is terminated by either party for the Company’s failure to obtain the required vote of the Company’s stockholders for the Company Stock Issuance or if the Agreement is terminated by Annapurna upon a certain defined triggering event.  The Agreement also provides for the Company to pay to Annapurna a reverse termination fee of $6,000,000 (less the $4,000,000 reverse termination fee described above, if paid) if the Agreement is terminated by either party for the failure to obtain the required vote of the Company’s stockholders or by Annapurna upon certain other triggering events, and either (x) the Company consummates within twelve months of such termination an alternative transaction that was publicly announced or communicated in writing to the Company’s board of directors prior to such termination or (y) the Company consummates within six months of such termination an alternative transaction that is first publicly announced or otherwise communicated in writing to the Company’s board of directors following the termination of the Agreement while an alternative transaction described in the foregoing clause (x) remains outstanding and not withdrawn.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

2. Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the application of this ASU, but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern and to provide disclosures if necessary. Management will be required to perform the evaluation within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The adoption of this ASU is not expected to impact the Company’s financial position or results of operations.

On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company has not yet determined the potential effects the new standard will have of the Company’s consolidated financial statements and its disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-2 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-9 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2017, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-9 will have on its consolidated financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoption.

3. Cash Equivalents and Marketable Securities

The Company did not hold any marketable securities as of March 31, 2016, all investments were held in money market funds and are treated as cash equivalents. The investments reported as of December 31, 2015 were all held until maturity and no realized gains or losses were recorded in the three months ended March 31, 2016.

The following is a summary of the cash equivalents and marketable securities as of December 31, 2015:

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

As of December 31, 2015, the contractual maturities of the Company’s marketable securities were less than one year. The Company has not sold any securities prior to maturity and so does not consider any gains or losses on these investment to be other-than-temporarily impaired. There were no sales of available-for-sale securities in any of the periods presented.

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

There were no transfers within the hierarchy during the three months ended March 31, 2016 and the year ended December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company had no Level 3 assets or liabilities.

The following table summarizes, for assets recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

		Quoted Prices	Significant Other	Significant
	Total	In Active Markets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Money Market Funds - cash equivalent	$241,663	$241,663	$—	$—
Total Cash Equivalents	$241,663	$241,663	$—	$—
December 31, 2015
Assets:
Money Market Funds - cash equivalent	$208,588	$208,588	$—	$—
Certificates of Deposit	1,680	—	1,680	—
U.S. Treasury Securities	15,042	—	15,042	—
U.S. Government Agency Securities	21,010	—	21,010	—
Total Cash Equivalents and Marketable Securities	$246,320	$208,588	$37,732	$—

5. Significant Agreements

University of California —In May 2010, the Company entered into a license agreement, as amended, with the Regents of the University of California (Regents) for exclusive rights in the U.S. to certain patents owned by the Regents. Under the terms of the agreement, the Company paid an upfront license fee of $100,000 and agreed to reimburse the Regents for patent-related expenses. The Company is obligated to pay the Regents royalties on net sales, if any, as well as an annual maintenance fee of $50,000 beginning in the calendar year after the first commercial sale of a licensed product and milestone payments related to the achievement of certain clinical and regulatory goals totaling up to $900,000 for the first indication and $500,000 for each additional indication for up to two additional indications. Through March 31, 2016, none of these goals had been achieved, and no milestones were payable.

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer equipment and software	$237	$234
Laboratory equipment	3,157	3,041
Furniture and fixtures	552	552
Leasehold improvements	365	351
Construction in progress	565	—
Total property and equipment	4,876	4,178
Less accumulated depreciation and amortization	(1,311)	(991)
Property and equipment, net	$3,565	$3,187

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2016 and 2015 was $320,000 and $118,000, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Employees’ compensation expenses	$1,077	$2,047
Accrued professional services	1,523	1,177
Accrued preclinical costs	$731	$642
Accrued clinical and process development costs	—	101
Other	558	40
Total accrued expenses and other current liabilities	$3,889	$4,007

8. Commitments and Contingencies

Collaborations and License Agreements

The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through March 31, 2016, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included in the Company’s condensed consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2016.

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

In July 2015, three putative securities class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Northern District of California, each on behalf of a purported class of persons and entities who purchased or otherwise acquired its publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Securities Exchange Act of 1934 (Exchange Act) and the Securities Act of 1933, as amended (Securities Act) and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs.

In December 2015, a putative securities class action lawsuit was filed against us, our board of directors, underwriters of our January 13, 2015, follow-on public stock offering, and two of our institutional stockholders, in the Superior Court of the State of California for the County of San Mateo. The complaint alleges that, in connection with our follow-on stock offering, the defendants violated the Securities Act by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs.

The Company believes that the claims in the asserted actions are without merit and intend to defend the lawsuits vigorously. The Company expects to incur costs associated with defending the actions. While the Company has various insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies, there is no assurance that the

Company will be successful in its defense of the actions, that its insurance coverage, which contains a self-insured retention, will be sufficient, or that its insurance carriers will cover all claims or litigation costs. Due to the inherent uncertainties of litigation, the Company cannot reasonably predict at this time the timing or outcomes of these matters or estimate the amount of losses, or range of losses, if any, or their effect, if any, on its condensed consolidated financial statements.

9. Stock Option Plans

The Company’s  2014 Equity Incentive Award Plan (2014 Plan) permits the issuance of stock options (options), restricted stock units (RSUs) and other types of awards to employees, directors, and consultants.

As of March 31, 2016, a total of 9,488,716 shares of common stock were authorized for issuance and 2,306,155 shares were available for future grants under the 2014 Plan.

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP). During the three months ended March 31, 2016 and 2015, no shares were issued under the 2014 ESPP. A total of 675,383 shares of common stock have been reserved for issuance under the 2014 ESPP and were available for issuance under the 2014 ESPP as of March 31, 2016.

The following table summarizes option activity under our stock plans and related information:

			WEIGHTED-
	NUMBER OF	WEIGHTED-	AVERAGE REMAINING	AGGREGATE
	SHARE	AVERAGE EXERCISE	CONTRACTUAL LIFE	INTRINSIC VALUE (a)
	(IN THOUSANDS)	PRICE	(IN YEARS)	(IN THOUSANDS)
Balance at January 1, 2016	5,494	$8.75	7.8	$28,618
Options granted	386	$4.80
Options exercised	(1,160)	$0.42
Options cancelled	(252)	$23.39
Balance at March 31, 2016	4,468	$9.74	8.1	9,004
Vested and expected to vest as of March 31, 2016	4,419	$9.70	8.1	8,971
Exercisable as of March 31, 2016	1,969	$6.41	7.2	6,822

(a)	The aggregate intrinsic value is calculated as the difference between the option exercise price and the closing price of common stock of $5.17 per share as of March 31, 2016.

The weighted-average fair values of options granted during the three months ended March 31, 2016 and 2015 were $3.29 and $34.00, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 were $6.0 million and $4.4 million, respectively.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$2,228	$284
General and administrative	1,856	489
Total share-based compensation	$4,084	$773

During the three months ended March 31, 2016, stock-based compensation expense included additional expenses for the acceleration of awards relating to executive separation agreements with two employees. Stock-based compensation expense for these modifications was $1.4 million and $0.8 million for R&D and G&A, respectively.

Restricted Stock Units

Restricted stock units, or RSUs, are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The fair value of RSUs is based upon the closing sales price of our common stock on the grant date. RSUs granted to employees generally vest over a two-to-four year period.

The following table summarizes the RSUs activity under our stock plans and related information:

	Number of	Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value (in dollars)
Outstanding at December 31, 2015	632	$13.07
Granted	880	$4.83
Vested and released	(124)	$7.20
Forfeited	(148)	$7.19
Outstanding at March 31, 2016	1,240	$7.45

There were no RSUs granted prior to April 2015. The total fair value of RSUs that vested was $1.1 million for the three months ended March 31, 2016. As of March 31, 2016, there was $6.9 million of unrecognized compensation cost related to unvested RSUs that we expect to recognize over a weighted-average period of 2.7 years.

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Option grants:
Expected volatility	80%	78%
Expected term (in years)	6.0	6.1
Expected dividend yield	—	—
Risk-free interest rate	1.4%	1.8%

As of March 31, 2016, there was $21.0 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.0 years.

Stock Options Granted to Non-Employees

Stock-based compensation related to stock options granted to non-employees is measured and recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The following weighted-average assumptions were used in estimating non-employees’ stock-based compensation expenses:

	Three Months Ended
	March 31,
	2016	2015
Option grants:
Expected volatility	89%	80%
Expected term (in years)	3.3	7.7
Expected dividend yield	—	—
Risk-free interest rate	1.1%	1.7%

As of March 31, 2016, there was $0.6 million of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 0.9 years.

10. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the three months ended March 31, 2016 and 2015, the Company contributed $0.3 million and $0.1 million to the 401 (k) Plan, respectively.

11. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share attributable is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. Diluted net loss per share is the same as basic net loss per share for all periods presented, since the effects of potentially dilutive securities are antidilutive.

We have excluded stock options and RSUs to purchase approximately 5.7 million and 5.0 million shares of our common stock that were outstanding as of March 31, 2016 and 2015, respectively, in the computation of diluted net loss per share attributable to common stockholders because their effect was antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 4, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those discussed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K, in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

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

We are targeting diseases with unmet medical need, including ophthalmic diseases such as wet age-related macular degeneration (wet AMD), as well as rare genetic diseases. We believe that there are several important benefits to focusing on the development of rare genetic diseases including the following:

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

To date, our primary focus has been the development of AVA-101 for the treatment of wet AMD. We generated human proof-of-concept data for AVA-101 in a Phase 1 trial with eight wet AMD subjects conducted at Lions Eye Institute (LEI) in Australia, of whom six were randomized to treatment with AVA-101 and two to standard-of-care therapy in the form of ranibizumab injections on an as-needed basis per protocol. Six of these subjects were available for evaluation at 36 months, and of these six subjects, four were treated with AVA-101. In June 2015, we announced the 36-month follow-up data on the six subjects, which confirmed the safety profile of the drug previously reported at 12 months.

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

On January 29, 2016, the Company entered into an acquisition agreement (the Agreement) with Annapurna Therapeutics SAS (Annapurna), a privately-held biopharmaceutical company focused on advancing gene therapy for unmet medical needs, certain shareholders of Annapurna (the Contributors), and Shareholder Representative Services LLC, a Colorado limited liability company, acting as the representative of the Contributors. Upon the terms and subject to the conditions described in the Agreement, the Company will acquire all of the issued and outstanding capital stock of Annapurna in exchange for approximately 13.1 million newly issued shares of the Company’s common stock (the Company Common Stock), and the outstanding options or other rights to purchase capital stock of Annapurna (the Annapurna Options) will be converted into options relating to approximately 4.7 million shares of the Company Common Stock (the Company Options) (together with the other transactions contemplated by the Agreement, the Transaction). Each Company Option will relate to the whole number of shares of Company Common Stock (rounded down to the nearest whole share) equal to the number of the shares of the common stock of Annapurna subject to such Annapurna Option multiplied by 9.5615 (as may be adjusted pursuant to the Agreement, the Exchange Ratio). The exercise price per share for the Company Option will be equal to the exercise price per share of such Annapurna Option divided by the Exchange Ratio. Holders of Annapurna Options may exercise their Annapurna Options prior to the closing of the transaction, in which case each such exercising holder will become party to the Agreement as a Contributor and receive newly issued shares of the Company’s common stock upon closing instead of Company Options. The issuance of new shares of the Company Common Stock in connection with the transaction (the Company Stock Issuance) requires the Company’s stockholders’ vote and is expected to close in the second quarter of 2016.

The Agreement may be terminated by either party under certain circumstances as defined in the Agreement, including, among others, if the closing of the acquisition has not occurred by the six-month anniversary of the execution of the Agreement, subject to certain exceptions, or if the Company’s stockholders fail to approve the Company Stock Issuance.

The Agreement provides for the Company to pay to Annapurna a reverse termination fee of $4,000,000 if the Agreement is terminated by either party for the Company’s failure to obtain the required vote of the Company’s stockholders for the Company Stock Issuance or if the Agreement is terminated by Annapurna upon a certain defined triggering event.  The Agreement also provides for the Company to pay to Annapurna a reverse termination fee of $6,000,000 (less the $4,000,000 reverse termination fee described above, if paid) if the Agreement is terminated by either party for the failure to obtain the required vote of the Company’s stockholders or by Annapurna upon certain other triggering events, and either (x) the Company consummates within twelve months of such termination an alternative transaction that was publicly announced or communicated in writing to the Company’s board of directors prior to such termination or (y) the Company consummates within six months of such termination an alternative transaction that is first publicly announced or otherwise communicated in writing to the Company’s board of directors following the termination of the Agreement while an alternative transaction described in the foregoing clause (x) remains outstanding and not withdrawn.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at March 31, 2016, we had an accumulated deficit of $99.6 million, primarily as a result of research and development, general and administrative expenses and restructuring charges.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from approved product sales, we have not yet generated any revenue from approved therapeutic product candidates.

We entered into our first license revenue generating agreement during the first half of 2014.

We have no manufacturing facilities, and all of our manufacturing activities are contracted out to a third party. Additionally, we have used third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have a sales organization.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We will need substantial additional funding in the future to support our operating activities as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, or to do so on acceptable terms, when needed, or to form additional collaboration partnerships to support our efforts, we could be forced to delay, reduce or eliminate our research and development programs or potential commercialization efforts.

As of March 31, 2016, we had $247.1 million in cash and cash equivalents. We believe that we have sufficient funds to continue operations for the foreseeable future.

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

The portion of the upfront payment that was applied to the original research budget was fully used in the fourth quarter of 2015, and the Company and Regeneron, through a joint review committee, agree annually on an updated research and development services budget through the research period. The Company invoices Regeneron quarterly for services performed in each prior. These additional research fees are added to the research licenses and related research and development services unit of accounting, recorded as deferred revenue and recognized to revenue over the remaining maximum research term. The Company recognized $265,000 and $203,000 as revenue related to this unit of accounting during the three months ended March 31, 2016 and 2015, respectively, and recorded $6.4 million of deferred revenue, including $1.1 million as current deferred revenue, and $1.1 million as a receivable from collaboration partner as of March 31, 2016.

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

We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that have conducted and managed preclinical studies and clinical trials on our behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. We estimate the amounts incurred through communications with third party service providers and our estimates of accrued expenses as of each balance sheet date are based on information available at the time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly.

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

We received refundable tax credits from the Australian tax authorities in connection with certain research costs incurred by our subsidiary conducting research in Australia. These refunds do not depend on our taxable income or tax position and therefore we do not account for them under an income tax accounting model. We recognize such refunds as government grants in the period when qualified expenses are incurred as a reduction of research expenses. We have recorded the reimbursement from the Australian tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss for the applicable period. During the three months ended March 31, 2016 and 2015, no such refunds were recorded.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K (Annual Report) as filed with the SEC, on March 4, 2016.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2016 and 2015 (in thousands)

	Three Months Ended March 31,
	2016	2015	Change
Collaboration revenue	$265	$203	$62
Operating expenses:
Research and development	7,455	5,621	1,834
General and administrative	8,318	4,143	4,175
Total operating expenses	15,773	9,764	6,009
Operating loss	(15,508)	(9,561)	(5,947)
Other income, net	116	52	64
Total other income, net	116	52	64
Net loss	$(15,392)	$(9,509)	$(5,883)

Revenue

Collaboration revenue for the three months ended March 31, 2016 increased by $62,000 over the prior year period. Recorded revenue relates to the revenue contract with Regeneron and represents license and research fees that we recognized over the research term.

Research and Development Expense

Research and development expense increased to $7.5 million for the three months ended March 31, 2016 from $5.6 million for the three months ended March 31, 2015, primarily due to increases of $2.0 million in stock compensation expenses, including $1.4 million due to executive separation agreements during first quarter of 2016, $1.2 million in outside R&D and toxicology expenses and $0.3 million in depreciation and allocated facilities, partially offset by $1.2 million decrease in drug product process development expenses and $0.5 million decrease in consulting and clinical expenses.

For the periods presented, substantially all of our research and development expense related to development activities for AVA-101, for the treatment of wet AMD, and our other potential product candidates in our development program. We expect research and development expenses may increase in future periods as we continue to invest in our pipeline products and preclinical studies relating to our gene therapies program.

General and Administrative Expense

General and administrative expense increased to $8.3 million for the three months ended March 31, 2016 from $4.1 million for the three months ended March 31, 2015. The increase in general and administrative expense was primarily due to increases of $1.9 million in consulting and professional service expenses relating to the proposed transaction with Annapurna, $1.9 million in salaries, including $1.3 million in related stock-based compensation expense, including $0.7 million due to executive separation agreements during first quarter of 2016, and $0.4 million in public company-related expenses and overhead as we expanded our operations and operated as a public company.

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

Other income, Net

Other income, net is comprised mainly of interest income on our cash and investment in marketable securities in 2016 and 2015.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and at March 31, 2016, we had an accumulated deficit of $99.6 million, primarily as a result of research and development and general and administration expenses. On January 13, 2015, we completed our Follow-on Offering and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses. As of March 31, 2016, we had $247.1 million in cash and cash equivalents and no marketable securities. We believe that our existing cash and cash equivalents as of March 31, 2016 will be sufficient to fund our operations for the foreseeable future.

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

If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and any clinical trials. We may also be required to sell or license other technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows

	Three Month Periods Ended
	March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(12,153)	$(7,742)
Net cash provided by (used in) investing activities	37,616	(88,781)
Net cash provided by financing activities	262	138,975
Net increase in cash and cash equivalents	$25,734	$42,445

During the three months ended March 31, 2016, net cash used in operating activities was $12.2 million, primarily as a result of the net loss of $15.4 million and $1.2 million for net increase in operating assets and liabilities offset by $4.1 million for non-cash charge related to stock-based compensation, $0.3 million for depreciation and amortization. During the three months ended March 31, 2015, net cash used in operating activities was $7.7 million, primarily as a result of the net loss of $9.5 million offset by $0.8 million in non-cash charge related to stock-based compensation and by $1.0 million in net increases in accounts payable and accrued expenses.

Net cash provided by investing activities for the three months ended March 31, 2016 primarily relates to the maturities of marketable securities of $37.7 million. Net cash used in investing activities for the three months ended March 31, 2015 primarily relates to the purchases of marketable securities of $88.4 million. Purchases of property and equipment were $0.1 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively. The purchases of property and equipment consisted primarily of acquisition of laboratory equipment to support our research and development activities.

The net cash provided by financing activities during the three month period ended March 31, 2016 of $0.3 million relates to of the exercise of options for common shares. The net cash provided by financing activities during the three month period ended March 31,

2015 of $139.0 million was primarily related to $130.6 million net proceeds from our Follow-on Offering and $8.3 million from sale of common shares.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended March 31, 2016. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, other than as set forth below. The risk factors below, some of which are new and some of which originally appear in our Annual Report on Form 10-K and have been updated, reflect additional information regarding the transaction with Annapurna, among other things.

Risks Related to the Proposed Transaction

Except in connection with the exercise of Annapurna Options, there will be no adjustments to the number of shares of our common stock that will be issued upon the completion of the Transaction, and therefore if the market price of our common stock increases prior to the completion of the Transaction, the fair value of the purchase price for Annapurna will increase correspondingly.

The number of shares of our common stock to be issued in connection with the Transaction will not be adjusted in the event of any increase or decrease in the market price of our common stock before the closing of the Transaction. As a result, the value of our shares, as reflected in the market price of our common stock, may be substantially higher at the time of the closing of the Transaction than the value at the time our board of directors approved the Transaction and the Acquisition Agreement. The market price of our common stock may fluctuate due to, among other things, changes in our business, operations or prospects, market assessments of the likelihood of completion of the Transaction, the timing of the completion of the Transaction, investors’ views of the prospects for the combined entity, general market and economic conditions and other factors.

Risks Related to the Combined Company if the Transaction is Completed

Even if the Transaction is successful, we expect to continue to incur losses for the foreseeable future and might never achieve profitability.

Both Annapurna and we have incurred significant operating losses since inception, and, on a pro forma basis, the combined company incurred a net loss of $63.9 million for the year ended December 31, 2015. As of December 31, 2015 on a pro forma basis, the combined company had an accumulated deficit of $87.7 million. For more detail on the pro forma financials, see “Unaudited Pro Forma Condensed Combined Financial Statements Reflecting the Transaction” beginning on page 99 of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 7, 2016 (the Proxy Statement).

If the Transaction is successful, we intend to continue to conduct our and Annapurna’s research and development, clinical testing, regulatory compliance activities, and, if any of our or Annapurna’s product candidates is approved, sales and marketing activities that, together with anticipated general administrative expenses, will likely result in us incurring significant losses for the next several years.

Neither Annapurna nor we currently generate any significant revenues, and the combined company may never be able to commercialize any of its product candidates. Neither Annapurna nor we have the required approvals to market any of its or our respective product candidates, and the combined company may never receive such approvals. The combined company may not be profitable even if it or any of its future development partners succeeds in commercializing any of its product candidates. Because of the numerous risks and uncertainties in developing and commercializing our and Annapurna’s product candidates, we are unable to predict the extent of any future losses or when the combined company could become profitable, if at all.

While we expect that, if the Transaction is successful, our cash and cash equivalents will be sufficient to fund the combined company for at least 36 months, we may need to obtain additional capital to fund the combined company’s operations. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate the product development efforts or other operations of the combined company.

Developing gene therapy products is expensive, and, if the Transaction is successful, we expect the research and development expenses of the combined company to increase substantially, particularly if we advance ANN-001, ANN-002 and other product candidates into clinical studies.

We expect that our cash and cash equivalents will be sufficient to fund the operations of the combined company through at least 36 months. However, this estimate is based on a number of assumptions that may prove to be wrong, and changing circumstances beyond our and Annapurna’s control may cause capital to be consumed more rapidly than currently anticipated. As a result, the operating plan of the combined company may change due to factors currently unknown to us and Annapurna, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause our market price to decline.

If we are unable to obtain funding on a timely basis, we will not be able to complete any future clinical trials for our product candidates and may be required to significantly curtail some or all of our activities.

Annapurna’s most advanced product candidate, ANN-001, and Annapurna’s other product candidates are designed to treat rare genetic disorders, and as a result, the combined company may find it difficult to enroll patients in future clinical studies for these product candidates. Failure to enroll a sufficient number of patients may delay or prevent clinical studies of these product candidates.

Annapurna intends to initiate clinical trials for its most advanced product candidate, ANN-001, in the second half of 2016 and accordingly, if the Transaction is successful, we expect ANN-001 to be the next product candidate of the combined company to enter clinical development. If the Transaction is completed, identifying and qualifying patients to participate in clinical studies of ANN-001 and Annapurna’s other product candidates will be critical to the success of the combined company. The timing of future clinical studies will depend on the speed at which we can recruit patients to participate in future testing of these product candidates. If patients are unwilling to participate in Annapurna’s gene therapy studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical studies for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing product development, delays in testing the effectiveness of Annapurna’s technology or failure to begin clinical studies altogether.

The combined company may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study. In particular, each of the conditions for which Annapurna plans to evaluate its current product candidates are rare genetic disorders with limited patient pools from which to draw for clinical studies. ANN-001 is focused on the treatment of patients with A1AT deficiency. It is estimated that A1AT deficiency affects approximately 100,000 patients in the United States. ANN-002 is focused on the treatment of patients with hereditary angioedema (HAE). The prevalence of HAE is estimated to be 1 in 10,000 to 1 in 50,000, with approximately 10,000 patients diagnosed across major markets. ANN-003 is focused on the treatment of patients with Friedreich’s ataxia. It is estimated that Friedreich’s ataxia affects approximately 5,000 people in the United States and approximately 5,000 to 10,000 people in Europe. Annapurna plans to seek initial marketing approval of its product candidates in the United States and Europe and the combined company may not be able to initiate clinical studies if it cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by the FDA or the EMA or other regulatory agencies.

If we have difficulty enrolling a sufficient number of patients to conduct clinical studies on Annapurna’s product candidates as planned, the combined company may need to delay, limit or terminate future clinical studies, any of which would have an adverse effect on the business of the combined company.

Annapurna’s collaboration with Weill Cornell Medicine is crucial to its business. If Annapurna is unable to maintain this collaboration, or if this collaboration is not successful, the business of the combined company could be adversely affected.

Annapurna has licensed its most advanced product candidate, ANN-001, and two other product candidates, ANN-002, and ANN-004, from Weill Cornell Medicine (Weill Cornell). In addition, Annapurna relies on Weill Cornell to conduct preclinical development for its product candidates pursuant to a master services agreement. If Annapurna were to fail to comply with its obligations under any of these agreements and Weill Cornell were to terminate these licenses and/or its preclinical development services, then Annapurna’s pipeline of product candidates would be adversely affected.

Furthermore, Weill Cornell may fail to properly maintain or defend the intellectual property Annapurna has licensed from them, leading to the potential invalidation of Annapurna’s intellectual property or subjecting the combined company to litigation or arbitration, any of which would be time-consuming and expensive. Additionally, in the event that Weill Cornell commits a material breach of any of these license or master service agreements, Annapurna’s only recourse is to terminate the agreement. If Annapurna terminates its collaboration with Weill Cornell, especially during its preclinical development phase, the development of Annapurna’s product candidates would be materially delayed or harmed.

If disputes with Weill Cornell prevent or impair Annapurna’s ability to maintain its current licensing and preclinical development arrangements on acceptable terms, Annapurna may be unable to successfully develop and commercialize the affected product candidates, and the business of the combined company could be materially harmed.

Because the target patient populations of Annapurna’s product candidates are relatively small, if the Transaction is successful, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth. If the market opportunities for Annapurna’s product candidates are smaller than Annapurna believes they are, our revenues may be adversely affected and our business may suffer.

Annapurna focuses its research and product development on treatments for rare genetic and orphan diseases. Its projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with its product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with Annapurna’s products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect its results of operations and its business.

Additionally, because Annapurna’s target patient populations are relatively small, the pricing and reimbursement of Annapurna’s product candidates, if approved, must be adequate to support commercial infrastructure. If the combined company is unable to obtain adequate levels of reimbursement, its ability to successfully market and sell its product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to Annapurna’s product candidates (e.g., for administration of Annapurna’s product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect the ability of the combined company to market or sell Annapurna’s products.

The Transaction will result in changes to our board of directors that may affect the combined company’s business strategy and operations.

If the Transaction is completed, our board of directors will expand to seven members, comprising our current directors other than Paul D. Wachter (assuming, if contested, the re-election of John P. McLaughlin and Steven D. Schwartz, M.D., at the 2016 annual meeting of stockholders) and three new directors. This newly composed board of directors of the combined company may effect business strategies and operating decisions with respect to the combined company that may have an adverse impact on the combined company’s business, financial condition and results of operations following the completion of the Transaction.

If the Transaction is completed, the future success of the combined company depends on its ability to retain key members of its management team.

If the Transaction is completed, the combined company will be highly dependent on principal members of its management team, which will include Drs. Salzman and Russo of Annapurna as described in more detail in the section of the Proxy Statement entitled “Directors and Executive Officers of Avalanche Following the Transaction” beginning on page 96 of the Proxy Statement. The loss of the services of any member of the combined company’s management team may adversely impact the achievement of its objectives.

While Avalanche has entered into employment agreements with Drs. Salzman and Russo, contingent upon completion of the Transaction, and with its other executive officers, any of them could leave the combined company’s employment at any time, as all employees are, and will be, “at will” employees. The inability to recruit or loss of the services of any executive or key employee may impede the progress of the combined company’s research, development and commercialization objectives.

The ability of the combined company to use Annapurna’s net operating loss carryforwards may be limited.

Annapurna has incurred net operating losses in France every year since its inception in 2014, has never generated revenue from product sales, and may never be profitable. To the extent that the post-acquisition company continues to generate taxable losses, unused losses will carry forward to offset future taxable income in France, if any, unless such losses expire. Such losses may expire under certain conditions if, in particular, Annapurna’s activity, assets, revenues or staff change substantially, or if Annapurna becomes a party to certain forms of reorganizations. In any event, Annapurna’s ability to use these losses to offset future income in any given year is limited under current French tax law.

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

The market price of our common stock could be subject to significant fluctuations following the completion of the Transaction. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies, including gene-therapy companies, have historically been particularity volatile. Some of the factors that may cause the market price of our common stock to fluctuate following completion of the Transaction include:

•	our plans regarding further development of AVA-101 and any of the combined company’s other product candidates;
•	the ability of the combined company to obtain regulatory approvals for its product candidates, and delays or failures to obtain such approvals;
•	the results of any clinical trials;
•	failure of any of the combined company’s product candidates, if approved, to be reimbursed or achieve commercial success;
•	failure to maintain the combined company’s existing third-party license and supply agreements;
•	failure by the combined company or its licensors to prosecute, maintain or enforce its intellectual property rights;
•	changes in laws or regulations applicable to the combined company’s product candidates;
•	any inability to obtain adequate supply of the combined company’s product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	the introduction of new products, services or technologies by the combined company’s competitors;
•	failure to meet or exceed the expectations of financial or industry analysts;
•	failure to achieve the perceived benefits of the Transaction as rapidly or to the extent anticipated by financial or industry analysts;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by the combined company or its competitors;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of its common stock by the combined company or its stockholders in the future;
•	trading volume of the combined company’s common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of the combined company; and
•	period-to-period fluctuations in the combined company’s financial results.

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

Date: May 6, 2016	AVALANCHE BIOTECHNOLOGIES, INC.

	By:	/s/ Paul B. Cleveland
Paul B. Cleveland
Chief Executive Officer and President (Principal Executive and Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1

Acquisition Agreement, dated as of January 29, 2016, by and among Avalanche Biotechnologies, Inc., Annapurna Therapeutics SAS, the Contributors identified therein, and Shareholder Representative Services LLC as the Contributors’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2016, and incorporated herein by reference).

2.2

Amendment No. 1 to Acquisition Agreement, dated as of April 6, 2016, by and among Avalanche Biotechnologies, Inc., Annapurna Therapeutics SAS and the Contributors (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016, and incorporated herein by reference).

10.1

Offer Letter, dated January 29, 2016, by and between Avalanche Biotechnologies, Inc. and Amber Salzman (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2016, and incorporated herein by reference).

10.2

Change in Control and Severance Agreement, dated January 29, 2016, by and between Amber Salzman and Avalanche Biotechnologies, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2016, and incorporated herein by reference).

10.3	Form of Support and Voting Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2016, and incorporated herein by reference).

10.4

Separation Agreement and General Release, dated February 12, 2016, by and between Avalanche Biotechnologies, Inc. and Hans P. Hull (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 4, 2016 and incorporated herein by reference).

10.5

Consulting Agreement, dated February 12, 2016, by and between Avalanche Biotechnologies, Inc. and Hans P. Hull (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 4, 2016 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer and Chief Financial Officer, as required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.