Form 10-Q
period 2016-06-30
Adverum Biotechnologies, Inc.
filed 2016-08-09
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36579

Adverum Biotechnologies, Inc.

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

As of July 29, 2016 there were 41,348,194 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

(formerly Avalanche Biotechnologies, Inc.)

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Adverum Biotechnologies, Inc.

(formerly Avalanche Biotechnologies, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$241,302	$221,348
Marketable securities	—	37,732
Receivable from collaborative partner	1,029	449
Prepaid expenses and other current assets	1,239	1,463
Total current assets	243,570	260,992
Property and equipment, net	3,985	3,187
Intangible assets	16,650	—
Deposit and other long-term assets	140	140
Total assets	$264,345	$264,319
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,419	$605
Restructuring liabilities	25	1,013
Accrued expenses and other current liabilities	4,144	4,007
Deferred rent, current portion	81	66
Deferred revenue, current portion	1,228	883
Total current liabilities	7,897	6,574
Long-term liabilities:
Deferred rent, net of current portion	404	447
Deferred revenue, net of current portion	5,936	4,706
Deferred tax liability	2,081	—
Other noncurrent liabilities	373	—
Total liabilities	16,691	11,727
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2016 and December 31, 2015; 41,322,357 and 25,858,722 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	408,866	336,768
Accumulated other comprehensive income (loss)	4	(11)
Accumulated deficit	(161,220)	(84,168)
Total stockholders’ equity	247,654	252,592
Total liabilities and stockholders’ equity	$264,345	$264,319

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

(formerly Avalanche Biotechnologies, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Collaboration revenue	$307	$203	$572	$406
Operating expenses:
Research and development	7,955	5,126	15,410	10,747
General and administrative	5,114	4,959	13,432	9,102
Goodwill impairment charge	49,120	–	49,120	-
Total operating expenses	62,189	10,085	77,962	19,849
Operating loss	(61,882)	(9,882)	(77,390)	(19,443)
Other income
Other income, net	222	116	338	168
Total other income, net	222	116	338	168
Net loss	$(61,660)	$(9,766)	$(77,052)	$(19,275)
Other comprehensive loss:
Net unrealized gain on marketable securities	—	45	6	10
Foreign currency translation adjustment	(4)	—	10	(8)
Comprehensive loss	$(61,664)	$(9,721)	$(77,036)	$(19,273)
Net loss per share attributable to common stockholders-basic and diluted	$(1.76)	$(0.38)	$(2.50)	$(0.76)
Weighted-average common shares outstanding-basic and diluted	35,044	25,555	30,825	25,223

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

(formerly Avalanche Biotechnologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(77,052)	$(19,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	663	265
Stock-based compensation expense	6,903	1,332
Goodwill impairment charge	49,120	—
Amortization of premium on marketable securities	—	317
Changes in operating assets and liabilities:
Receivable from collaborative partner	(580)	—
Prepaid expenses and other current assets	1,069	(47)
Deposit and other long-term assets	—	(1)
Accounts payable	646	534
Accrued expenses and other current liabilities	(1,706)	59
Restructuring liabilities	(988)	—
Deferred revenue	1,575	(406)
Deferred rent	(27)	230
Net cash used in operating activities	(20,377)	(16,992)
Cash flows from investing activities:
Purchases of marketable securities	—	(88,429)
Maturities of marketable securities	37,738	8,960
Purchases of property and equipment	(1,126)	(1,485)
Cash acquired in business acquisition	3,449	—
Net cash provided by (used in) investing activities	40,061	(80,954)
Cash flows from financing activities:
Proceeds from sales of common stock, net of offering cost	—	138,954
Proceeds from issuance of common stock pursuant to option exercises	349	131
Net cash provided by financing activities	349	139,085
Effect of foreign currency exchange rate on cash and cash equivalents	(79)	(6)
Net increase in cash and cash equivalents	19,954	41,133
Cash and cash equivalents at beginning of period	221,348	159,404
Cash and cash equivalents at end of period	$241,302	$200,537

Supplemental schedule of noncash investing and financing information
Issuance of common stock and exchange of stock options for business acquisition	$64,845	—
Fixed assets in accounts payable and accrued expenses and other current liabilities	$153	$875

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

(formerly Avalanche Biotechnologies, Inc.)

June 30, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Adverum Biotechnologies, Inc. (the “Company”, “we” or “us”) was incorporated in Delaware on July 17, 2006 as Avalanche Biotechnologies, Inc. and changed its name to Adverum Biotechnologies, Inc. on May 11, 2016. The Company is headquartered in Menlo Park, California. The Company is a gene therapy company committed to discovering and developing novel medicines that can offer potentially life-changing therapeutic benefit to patients suffering from chronic or debilitating and rare diseases. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies, early clinical trials, filing patent applications, obtaining regulatory approvals, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $161.2 million as of June 30, 2016. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities. The Company believes that it has sufficient funds to continue operations for at least the next 36 months.

On May 11, 2016, the acquisition closing date, the Company completed its previously announced acquisition of all the outstanding shares of Annapurna Therapeutics SAS, a French simplified joint stock company (Annapurna), in accordance with the terms of the acquisition agreement (the Agreement) dated as of January 29, 2016, as amended on April 6, 2016. As a result, Annapurna is now a wholly owned subsidiary of the Company.

Pursuant to the terms of the Agreement, the Company issued 14,087,246 shares of the Company’s common stock, par value $0.0001 per share, for all of the issued and outstanding capital stock of Annapurna. All outstanding options and other rights to purchase capital stock of Annapurna were converted into the Company’s options for common stock. Refer to Note 3 for more details.

Upon completion of the acquisition, the Company changed its name to “Adverum Biotechnologies, Inc.”. The Company’s shares of common stock listed on The NASDAQ Global Market, previously trading through the close of business on Wednesday, May 11, 2016 under the ticker symbol “AAVL,” commenced trading on The NASDAQ Global Market under the ticker symbol “ADVM” on Thursday, May 12, 2016.

Follow-on Offerings —In January 2015, the Company completed a public offering of 2,369,375 shares of its common stock, which included 359,918 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares. The Company received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses.

In March 2015, (i) the Company received net proceeds of approximately $8.3 million, after discounts and other issuance costs, which resulted from the sale of 230,000 common shares, and (ii) the Company issued 230,000 common shares to a shareholder that exercised warrants prior to the initial public offering.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

2. Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company added significant accounting policy below as a result of Annapurna acquisition.

Valuation of Long‑Lived Assets and Purchased Intangible Assets

The Company evaluates the carrying value of amortizable long‑lived assets, whenever events, changes in business circumstances or planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. No impairment indicators were noted for the Company’s long-lived assets, fixed assets, in the periods presented.

The Company also evaluates the carrying value of intangible assets (not subject to amortization) related to in‑process research and development (“IPR&D”) assets, which are considered to be indefinite‑lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D assets will not occur until the product reaches commercialization. During the period the assets are considered indefinite‑lived, they will be tested for impairment on an annual basis, as well as between annual tests if the Company become aware of any events occurring or changes in circumstances that would indicate that the fair values of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D assets would be deemed definite‑lived and would then be amortized based on their estimated useful lives at that point in time. If the related project is terminated or abandoned, the Company may have an impairment related to the IPR&D asset, calculated as the excess of their carrying value over fair value. The Company estimated fair value of IPR&D assets acquired in Annapurna transaction at the acquisition closing date, May 11, 2016. No impairment was recorded at June 30, 2016, as there were no changes in the fair value of IPR&D assets between May 11 and June 30, 2016.

Recently Issued Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standard Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the application of this ASU and method of adoption, but has not yet determined the potential effects it may have on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification in the consolidated statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoption.

3. Acquisition of Annapurna

(a)	Purchase Price Allocation

On May 11, 2016, the Company completed the acquisition of all outstanding equity interests of Annapurna. Annapurna is a privately held French limited liability company and has two wholly-owned subsidiaries, Annapurna, Inc. in the U.S. and Annapurna Therapeutics Limited in Ireland. Annapurna is a biopharmaceutical company focused on discovering and developing new gene therapy products for people living with severe diseases. The primary reasons for the acquisition were to diversify the technology platforms within the Company’s research and development portfolio and to apply the Company’s resources and expertise in gene vectors development to advance Annapurna programs through development and clinical trials. Annapurna’s results of operations and fair value of assets acquired and liabilities assumed are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The purchase price consideration was estimated to be $64.8 million, which was based on the Company’s common stock closing price on NASDAQ on the acquisition closing date of $4.14 per share. A total of 14,087,246 shares of the Company’s common stock were issued to shareholders of Annapurna in exchange for all common and preferred stock outstanding at the closing date. Annapurna stockholders did not receive any fractional shares of the Company’s common stock in connection with the acquisition. Instead of receiving any fractional shares, each Annapurna stockholders were paid an amount in cash (without interest) equal to such fraction amount multiplied by the average 10 business days sale price of the Company’s common stock on NASDAQ from the acquisition date. Annapurna Series O preferred shares issued to founders were canceled prior to the acquisition date and were not included in the purchase price consideration. Vesting of certain of Annapurna’s options and unvested common stock shares was accelerated at the closing date. The fair value of awards related to accelerated vesting of options and shares of $0.9 million was excluded from the purchase price consideration and included in the Company’s operating expenses post acquisition. A portion of the purchase price has been attributed to the exchange of Annapurna’s options and other rights to purchase capital stock outstanding at the acquisition closing date for corresponding common stock options of the Company at an exchange ratio of 9.54655.

The Company reserved 3,673,940 shares for the future exercise of the Company’s stock options. The total fair value of assumed Annapurna’s stock options and stock-based awards was estimated at $14.7 million on the acquisition date, using the Black-Scholes pricing model, assuming no dividends, expected volatilities of 80% and 89%, risk-free interest rates of 1.4% and 1.1%, and expected lives of six and ten years for employees and non-employees awards, respectively. Of the total fair value, $7.4 million has been attributed as pre-combination service and included as part of the total purchase price consideration. The post-combination attribution of $7.2 million will be recognized as compensation expense over the remaining requisite service period. The Company has included $1.1 million in stock-based compensation expense related to the vesting of exchanged stock options and day-one post combination compensation expenses related to accelerated vesting of options and shares in its condensed consolidated statement of operations during the second quarter 2016.

Total purchase price consideration was as follows (in thousands):

Fair value of common shares issued	$58,321
Fair value of the Company's common share options exchanged for Annapurna stock options and other awards attributable to pre-combination services	7,422
Less: value of common stock and options accelerated vesting at the closing date	(898)
Total purchase price consideration	$64,845

The transaction has been accounted for using the acquisition method based on ASC 805, Business Combinations, with Adverum identified as the acquirer, based on the existence of a controlling financial interest of the combined entities. Under the acquisition method, assets acquired and liabilities assumed were recorded at their estimated fair values as of the May 11, 2016. Goodwill, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition closing date. Acquisition costs were expensed as incurred and recorded as general and administrative expenses. The Company recorded $0.6 million and $2.5 million of acquisition costs for the three-months and six-months ended June 30, 2016, respectively.

Valuing certain components of the acquisition, primarily intangible assets acquired, deferred taxes, uncertain tax positions and accrued liabilities required us to make significant estimates that may be adjusted in the future; consequently, the fair value of identifiable assets acquired and liabilities assumed are considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. Preliminary allocation of total purchase price consideration is as follows (in thousands):

Cash	$3,449
Prepaid expenses and other assets	865
Property and equipment	185
Acquired intangible assets	16,650
Goodwill	49,120
Accounts payable	(1,118)
Accrued liabilities	(1,848)
Other noncurrent liabilities	(377)
Deferred tax liabilities	(2,081)
Total purchase price allocation	$64,845

The identifiable intangible assets acquired consist of in-process research and development (IPR&D) assets related to products in development, as summarized in the table below (in thousands):

IPR&D - Alpha-1 antitrypsin deficiency	$12,150
IPR&D - Hereditary angioedema	4,500
Total acquired intangible assets	$16,650

The fair value of each IPR&D asset is estimated using the income approach and calculated using cash flow projections adjusted for inherent risks regarding regulatory approval, promotion, and distribution, discounted at a rate of approximately 11.0%. The Company acquired two additional intangible assets relating to the Friedreich’s Ataxia (FA) and severe allergy programs but the fair value of each of these assets was determined to be nominal and is not included in the total acquired intangible assets. All IPR&D intangible assets acquired are currently classified as indefinite-lived and are not currently being amortized. IPR&D asset becomes definite-lived upon the completion or abandonment of the associated research and development efforts, and will be amortized from that time over an estimated useful life based on respective patent terms. The fair value of each IPR&D asset will continue to be evaluated for impairment on an annual basis or more often if the Company identifies impairment indicators that would require earlier testing. Based on the preliminary fair values above, an amount of $49.1 million has been allocated to goodwill, which represents the excess of the purchase price over the fair values assigned to the net assets acquired. The full amount of the preliminary value of goodwill has been assigned to the entire Company, since management has determined that the Company has only one reporting unit. The goodwill is not deductible for tax purposes.

The amount of net loss of Annapurna included in the consolidated statements of operations from the acquisition date, through the period ended June 30, 2016 was $1.2 million. Annapurna did not generate any revenues prior or post acquisition.

The following table presents the unaudited pro forma results for the three and six months ended June 30, 2016 and 2015. The pro forma financial information combines the results of operations of Adverum and Annapurna as though the businesses had been combined as of the beginning of fiscal 2015. The pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved in the current or any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma information
Collaboration revenue	$307	$203	$572	$406
Net loss	$(62,572)	$(10,533)	$(80,846)	$(21,956)
Basic and diluted loss per share	$(1.52)	$(0.27)	$(1.97)	$(0.56)

Pro-forma adjustments included the following:

•

Actual acquisition-related transaction costs of $0.6 million and $2.5 million for three and six months ended June 2016 were excluded from the 2016 pro forma results above. As these expenses were incurred prior to the closing of the acquisition, they were not included in the 2015 pro forma results.

•

Stock-based compensation expense related to accelerated vesting associated with the acquisition of $0.9 million was excluded from the 2016 pro forma results and was recorded in the six months ended June 30, 2015.

•	Stock-based compensation expense related to options granted to executives upon the acquisition closing of $0.1 million and $0.2 million was included in the 2016 and 2015 pro forma results above.
•

Interest expense related to convertible notes and changes in fair value of preferred stock warrants of $0.5 million for the three and six month periods ended June 30, 2015, $0.5 million for the three month period ended June 30, 2016, and $1.0 million for the six month period ended June 30, 2016, were excluded form 2015 and 2016 pro-forma results above, as the convertible notes and warrants were settled prior to the acquisition closing.

•	Bonuses paid in connection with closing of the acquisition in May 2016 of $0.4 million were excluded from the 2016 pro forma results and were recorded in the six months ended June 30, 2015.

The unaudited condensed pro forma information does not include any anticipated synergies that may be achievable subsequent to the date of acquisition.

b)	Impairment evaluation for intangible assets and goodwill

As the Company recorded goodwill and IPR&D intangible assets upon the acquisition of Annapurna, the Company is required to test goodwill and indefinite lived intangible assets for impairment on an annual basis or more frequently if indicators of impairment exist. The Company operates as one reporting unit and goodwill was recorded to this reporting unit.

During the second quarter the Company noted a continuing decrease in its stock price that resulted in the market capitalization being less than the carrying value of the Company’s net assets as of June 30, 2016. As the operating losses are expected to increase significantly in the following years due to continuing pre-clinical and expected clinical trials, the Company concluded that it is more likely than not that the fair value of the Company’s one reporting unit is less than its carrying value and as a result performed a step one goodwill impairment analysis.

In performing the step one analysis, the Company determined the fair value of the reporting unit using a market-based approach. The Company multiplied the stock price of $3.16 on June 30, 2016 by the 41.3 million common shares outstanding and applied a control premium to estimate the common equity value on a controlling basis. As the fair value was less than the carrying value of the Company’s net assets, the Company proceeded to step two of the impairment analysis.

The second step of the analysis includes allocating the calculated fair value (determined in the step one analysis) of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in an acquisition. That is, the estimated fair value of the reporting unit was allocated to all of the assets and liabilities as if the Company had been acquired and the estimated fair value was the purchase price paid. As part of this assessment the Company considered preliminary valuation of Annapurna net assets acquired, excluding goodwill, as their fair value from May 11, 2016, the acquisition closing date, to June 30, 2016 did not change. The Company also noted that the fair value of current assets and liabilities approximates their carrying value due to their short-term nature, the Company’s cash and cash equivalent balance is higher than the fair value estimated in the step one analysis, and the fair value of fixed assets approximates their recorded value as most of the Company’s fixed assets are acquired in the last couple of years. Based on this analysis, the implied fair value of the goodwill was zero. Accordingly, the Company recorded a goodwill impairment charge of $49.1 million in the condensed consolidated statements of operations and comprehensive loss for the period ended June 30, 2016.

As the Annapurna purchase price allocation is preliminary and the amount of goodwill might change during the measurement period, the recorded impairment charge reflects the Company’s best estimate as of June 30, 2016.

We did not impair recorded IPR&D intangible assets, as their carrying value at June 30, 2016 approximated their fair value. We noted no significant changes in IPR&D intangible assets fair values from May 11, 2016, the acquisition closing date, to June 30, 2016.

4. Cash Equivalents and Marketable Securities

The Company did not hold any marketable securities as of June 30, 2016, all investments were held in money market funds and are treated as cash equivalents. .

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

As of December 31, 2015, the contractual maturities of the Company’s marketable securities were less than one year. The Company has not sold any securities prior to their maturities and so does not consider any losses on these investment to be other-than-temporarily impaired. There were no sales of available-for-sale securities in any of the periods presented.

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

There were no transfers within the hierarchy during the six months ended June 30, 2016 and the year ended December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company had no Level 3 assets or liabilities.

The following table summarizes, for assets recorded at fair value on a recurring basis, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

		Quoted Prices	Significant Other	Significant
	Total	In Active Markets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Money Market Funds - cash equivalent	$236,821	$236,821	$—	$—
Total Cash Equivalents	$236,821	$236,821	$—	$—
December 31, 2015
Assets:
Money Market Funds - cash equivalent	$208,588	$208,588	$—	$—
Certificates of Deposit	1,680	—	1,680	—
U.S. Treasury Securities	15,042	—	15,042	—
U.S. Government Agency Securities	21,010	—	21,010	—
Total Cash Equivalents and Marketable Securities	$246,320	$208,588	$37,732	$—

Non-financial and financial assets such as intangible assets, property, plant, and equipment are evaluated for impairment and adjusted to their fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization.

6. Significant Agreements

Regeneron

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

University of California

In May 2010, the Company entered into a license agreement, as amended, with the Regents of the University of California (Regents) for exclusive rights in the U.S. to certain patents owned by the Regents. Under the terms of the agreement, the Company paid an upfront license fee of $100,000 and agreed to reimburse the Regents for patent-related expenses. The Company is obligated to pay the Regents royalties on net sales, if any, as well as an annual maintenance fee of $50,000 beginning in the calendar year after the first commercial sale of a licensed product and milestone payments related to the achievement of certain clinical and regulatory goals totaling up to $900,000 for the first indication and $500,000 for each additional indication for up to two additional indications. Through June 30, 2016, none of these goals had been achieved, and no milestones were payable.

Cornell University

In August 2014, as amended in December 2015, Annapurna entered into a master service agreement with Cornell University for assistance in regulatory affairs, overall project management and parameter development. Per the amended agreement, Annapurna will pay Cornell $13.3 million ratably over 4 years for these services, as services will be performed.

In December 2015, Annapurna Therapeutics Limited entered into three licensing agreements with Cornell University, pursuant to which Annapurna will advance its ANN-001, ANN-002 and ANN-004 programs, which were each based on gene-therapy programs initiated at the Department of Genetic Medicine at Weill Cornell.

A1AT Deficiency License Agreement: Under this agreement, Annapurna Therapeutics Limited holds an exclusive license to certain technology related to alpha-1 antitrypsin (“A1AT”) deficiency and rights to an IND application to initiate clinical studies of gene therapy for A1AT.

HAE License Agreement: Under this agreement, Annapurna Therapeutics Limited holds an exclusive license to certain technology related to hereditary angioedema (“HAE”) and a non-exclusive license to certain other intellectual property related to the HAE program.

Allergy License Agreement: Under this agreement, Annapurna Therapeutics Limited holds an exclusive license to certain patents related to allergens and a non-exclusive license to certain other technology related to allergens.

The Company may terminate any of these license agreements for convenience upon ninety days written notice.

Across these three license agreements, Cornell University is entitled to receive aggregate annual maintenance fees ranging from $30,000 to $300,000 per year, up to $16.0 million in aggregate milestone payments and royalties on sales in the low single-digits, subject to adjustments and minimum thresholds. In addition, under a master services agreement with Cornell University, Annapurna will utilize the university to scale production of gene therapies by manufacturing processes that the institution has already used to produce Good Manufacturing Practice (GMP) material for other gene-therapy trials. The Company accrued $0.5 million as of June 30, 2016 and recorded expenses of $0.5 million (post Annapurna’s acquisition) for the period from May 11, 2016 through June 30, 2016, related to Cornell agreements. No milestone payments were probable to achieve and none were recorded as of June 30, 2016.

Dr. Crystal, Chairman of Genetic Medicine, the Bruce Webster Professor of Internal Medicine and a Professor of Genetic Medicine and of Medicine at Weill Cornell, served as a consultant to Annapurna since inception and will continue to provide services to the Company for the annual compensation of $0.3 million. Dr. Crystal also owns common shares of the Company and he does not have significant influence on the Company’s operations.

REGENXBIO

A1AT Deficiency/Allergy License Agreement: In October 2015, Annapurna Therapeutics Limited entered into an exclusive worldwide license to certain intellectual property in order to make, have made, use, import, sell and offer for sale certain licensed products for the treatment of A1AT deficiency. Additionally under this agreement, the Company has an option to be granted an exclusive worldwide license to certain intellectual property related to the treatment of severe allergies. Under this license agreement, REGENXBIO is eligible to receive annual maintenance fees, up to approximately $20.0 million in combined milestone payments and royalties in the mid-to-high single digits.

Friedreich’s Ataxia License Agreement: In April 2014, Annapurna entered into an exclusive worldwide license to certain intellectual property related to the Friedreich’s Ataxia (“FA”) program to make, have made, use, import, sell and offer for sale licensed products using AAVrh10 for FA where the vector is administered by any route except directly to the central nervous system (FA Systemic).  Under the terms of this license agreement, Annapurna also has an option to obtain a non-exclusive worldwide license to make, have made, use, import, sell and offer for sale licensed products using a single vector for each of FA where the vector is administered directly to the central nervous system and FA Systemic. Under this license agreement, REGENXBIO is eligible to receive annual maintenance fees, up to $13.85 million in combined milestone fees and royalties in the mid-to-high single digits.

The Company accrued $46,000 as of June 30, 2016 and recorded expenses of $20,000 (post Annapurna’s acquisition) for the period May 11, 2016 through June 30, 2016, related to REGENXBIO agreements. No milestone payments were probable to achieve and none were recorded as of June 30, 2016.

Inserm Transfert

In July 2014, Annapurna entered into an agreement with Inserm Transfert whereby Annapurna holds an exclusive license to certain patents to develop, make, have made, use, import, offer for sale and sell or otherwise distribute products for the treatment of Friedreich’s ataxia and a non-exclusive license to certain other intellectual property related to the FA program. The Agreement was amended in October 2015 to increase the scope of the intellectual property under the licenses.  Under this agreement, Inserm Transfert is entitled to receive certain de minimis license payments,  certain development milestone payments  of up to approximately  €2 million in the aggregate and royalties on sales in the low single-digits, subject to adjustments. The Company did not have any accruals relating to Inserim as of June 30, 2016 and nor did the Company record any expenses (post Annapurna’s acquisition) for the period from May 11, 2016 through June 30, 2016, related to this agreement. No milestone payments were probable to achieve and none were recorded as of June 30, 2016.

7. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer equipment and software	$259	$234
Laboratory equipment	3,688	3,041
Furniture and fixtures	552	552
Leasehold improvements	939	351
Construction in progress	201	—
Total property and equipment	5,639	4,178
Less accumulated depreciation and amortization	(1,654)	(991)
Property and equipment, net	$3,985	$3,187

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2016 and 2015 was $343,000 and $147,000, respectively.  Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2016 and 2015 was $663,000 and $265,000, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Employees’ compensation expenses	$1,608	$2,047
Accrued professional services	608	1,177
Accrued preclinical costs	$1,844	$642
Accrued clinical and process development costs	—	101
Other	84	40
Total accrued expenses and other current liabilities	$4,144	$4,007

9. Other liabilities

Due to the innovative nature of Annapurna’s product candidate development programs, Annapurna has benefited from certain sources of financial assistance from Banque Publique d’Investissement (“BPI France”). BPI France provides financial assistance and support to emerging French enterprises to facilitate the development and commercialization of innovative technologies. The funds received by the Company are intended to finance its research and development efforts and the recruitment of specific personnel. The Company has received such funding in the form of conditional advances.

In August 2015, BPI France granted Annapurna a €750,000 interest free conditional advance, of which €500,000 was drawn down as of December 31, 2015. The remaining €250,000 advance was not and is not expected to be drawn down on. Payments are scheduled in equal quarterly amounts of €25,000 from September 30, 2017 to June 30, 2022. This payment schedule will be modified if the Company will receive revenue from license or product sales before advances are paid in full. The Company calculated 7% imputed interest expense on these advances that recorded it as a discount at the issuance date. The discount is amortized as an interest expense over the life of advances. As of June 30, 2016 the carrying value of the conditional advance was $373,000 and the Company recorded $15,000 interest expense from the acquisition closing date to June 30, 2016.

10. Commitments and Contingencies

Collaborations and License Agreements

In August 2014, as amended December 2015, Annapurna entered into a master service agreement with Cornell University for assistance in regulatory affairs, overall project management and parameter development. Per the amended agreement, Annapurna will pay Cornell $13.3 million ratably over 4 years for these services.

The Company is a party to various agreements, principally relating to licensed technology that requires payment of annual maintenance fees and future payments relating to milestones or royalties on future sales of specified products. Refer to Note 6 for further details. The Company expenses the annual maintenance fees on a straight-line basis and accrues the aggregate balances until invoiced or paid. Through June 30, 2016, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included in the Company’s condensed consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2016.

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

In July 2015, three putative securities class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Northern District of California, each on behalf of a purported class of persons and entities who purchased or otherwise acquired its publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Securities Exchange Act of 1934 (Exchange Act) and the Securities Act of 1933, as amended (Securities Act) and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs. An amended consolidated complaint was filed in February 2016, and the Company’s motion to dismiss that consolidated complaint is pending.

In December 2015, a putative securities class action lawsuit was filed against us, our board of directors, underwriters of our January 13, 2015, follow-on public stock offering, and two of our institutional stockholders, in the Superior Court of the State of California for the County of San Mateo. The complaint alleges that, in connection with our follow-on stock offering, the defendants violated the Securities Act in essentially the same manner alleged by the consolidated federal action: by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs. The plaintiff has dismissed the two institutional stockholder defendants, and the Company’s motion to stay or to dismiss this action is pending.

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

11. Stock Option Plans

The Company’s  2014 Equity Incentive Award Plan (2014 Plan) permits the issuance of stock options (options), restricted stock units (RSUs) and other types of awards to employees, directors, and consultants.

As of June 30, 2016, a total of 13,162,656 shares of common stock were authorized for issuance and 2,241,693 shares were available for future grants under the 2014 Plan.

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP). During the six months ended June 30, 2016 32,425 shares were issued under the 2014 ESPP and no shares were issued in the same period for 2015. A total of 675,383 shares of common stock have been reserved for issuance under the 2014 ESPP and 623,381 were available for issuance under the 2014 ESPP as of June 30, 2016.

The following table summarizes option activity under our stock plans and related information:

			WEIGHTED-
	NUMBER OF	WEIGHTED-	AVERAGE REMAINING	AGGREGATE
	SHARE	AVERAGE EXERCISE	CONTRACTUAL LIFE	INTRINSIC VALUE (a)
	(IN THOUSANDS)	PRICE	(IN YEARS)	(IN THOUSANDS)
Balance at January 1, 2016	5,494	$8.75
Options granted	4,975	$1.25
Options exercised	(1,233)	$0.40
Options cancelled	(511)	$23.83
Balance at June 30, 2016	8,725	$4.77	8.9	15,473
Vested and expected to vest as of June 30, 2016	8,622	$4.72	8.9	15,471
Exercisable as of June 30, 2016	3,760	$3.62	8.2	8,997

(a)	The aggregate intrinsic value is calculated as the difference between the option exercise price and the closing price of common stock of $3.16 per share as of June 30, 2016.

Options granted number includes the Company’s stock options for 3,673,940 common stock shares issued in exchange for Annapurna stock options at $0.21 exercise price per share. The weighted-average fair values of options granted and exchanged during the six months ended June 30, 2016 and 2015 were $1.62 and $27.90, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 were $6.3 million and $10.6 million, respectively.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$1,912	$(445)	$4,140	$(161)
General and administrative	914	1,004	2,770	1,493
Total share-based compensation	$2,826	$559	$6,910	$1,332

Stock-based compensation expense included additional charges of $0.3 million and $1.1 million, recorded in general and administrative expense, and zero and $1.4 million, recorded in research and development expense, related to stock modifications in connection with separation agreements three Company’s executives for the three-months and six-months ended June 30, 2016, respectively.

Restricted Stock Units

Restricted stock units, or RSUs, are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The fair value of RSUs is based upon the closing sales price of our common stock on the grant date. During the six months ended June 30, 2016 and 2015, the Company granted a total of 1,066,283 and 97,000 RSUs, respectively. RSUs granted to employees generally vest over a two-to-four year period.

The following table summarizes the RSUs activity under our stock plans and related information:

	Number of	Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value (in dollars)
Outstanding at December 31, 2015	632	$13.07
Granted	1,066	$4.63
Vested and released	(165)	$11.60
Forfeited	(342)	$7.85
Outstanding at June 30, 2016	1,191	$6.50

The total fair value of RSUs that vested for the six months ended June 30, 2016 was $2.2 million and no shares were vested for the six months ended June 30, 2015. As of June 30, 2016, there was $5.3 million of unrecognized compensation cost related to unvested RSUs that we expect to recognize over a weighted-average period of 2.8 years.

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Option grants:
Expected volatility	81%	76%	81%	77%
Expected term (in years)	5.9	6.0	5.9	6.1
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.3%	1.6%	1.3%	1.6%

As of June 30, 2016, there was $18.4 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.0 years.

Stock Options Granted to Non-Employees

Stock-based compensation related to stock options granted to non-employees is measured and recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The following weighted-average assumptions were used in estimating non-employees’ stock-based compensation expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Option grants:
Expected volatility	84%	80%	83%	80%
Expected term (in years)	8.0	8.0	7.5	7.8
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.6%	2.0%	1.6%	1.9%

As of June 30, 2016, there was $2.5 million of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 1.3 years.

12. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the three months ended June 30, 2016 and 2015, the Company contributed $0.1 million and $0 to the 401(k) Plan, respectively. For the six months ended June 30, 2016 and 2015, the Company contributed $0.2 million and $0.1 million to the 401(k) Plan, respectively

13. Net Loss Per Share

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

We have excluded stock options and RSUs to purchase approximately 9.9 million and 5.2 million shares of our common stock that were outstanding as of June 30, 2016 and 2015, respectively, in the computation of diluted net loss per share attributable to common stockholders because their effect was antidilutive.

14. Subsequent Events

In August 2016, the Company entered into a collaboration, option and license agreement with Editas Medicine, Inc. (“Editas”) pursuant to which the Company and Editas will collaborate on certain studies using adeno-associated viral vectors in connection with Editas’ genome editing technology and the Company will grant to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications. The Company will receive a $1.0 million non-refundable upfront payment, with a portion of such payment to be credited against Editas’ obligation to fund research costs. Under the terms of the agreement, both the Company and Editas will be subject to exclusivity obligations.

Editas may exercise the option, with respect to a designated initial indication, until the first anniversary of the effective date of the agreement.  With respect to the four other Indications, Editas may exercise the option until the third anniversary of the effective date, provided that the option will expire on the second anniversary of the effective date if Editas has not exercised the option with respect to the initial indication or any other indication by such date. Upon each exercise of the option, Editas will pay the Company a $1.0 million fee. If Editas elects to develop a product using certain of the Company’s proprietary vectors, the Company will be eligible to receive additional payments relating to development and commercialization milestone payments for such product, and tiered royalties on net sales of such product, subject to certain adjustments.

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

Overview

We are a publicly traded gene therapy company committed to discovering and developing novel medicines that can offer potentially life-changing therapeutic benefit to patients who currently have limited or burdensome treatment options. We have leveraged our next-generation adeno-associated virus (AAV)-based directed evolution platform to generate product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. We have also acquired certain other gene therapy product candidates through our previously announced transaction with Annapurna Therapeutics SAS, a privately-held French gene therapy company (Annapurna), which closed on May 11, 2016.  Our core capabilities include clinical development expertise, vector optimization, process development, manufacturing, and assay development.

Prior to the Annapurna transaction, our primary focus had been the development of AVA-101 for the treatment of wet AMD. We conducted a Phase 2a trial for AVA-101 with 32 wet AMD subjects, for which we announced top-line results in June 2015. Overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study. We decided not to move forward with the Phase 2b clinical trial for AVA-101 with the dose and administration procedure that we had planned to initiate in the second half of 2015. Instead, we conducted additional preclinical studies to inform further development of our wet AMD program.

After analyzing promising preclinical data evaluating different anti-VEGF compounds in non-human primate studies, we decided to discontinue development of AVA-101 and AVA-201.  Instead, we will move forward with preclinical development of new, anti-VEGF gene therapy candidates focused on intravitreal delivery and utilizing a proprietary vector.  The company will provide additional details on its anti-VEGF program at a scientific meeting in the fall of 2016.

In addition to our anti-VEGF program, we are working on developing product candidates targeting diseases with unmet medical need in ophthalmology, rare disease and allergy. Our most advanced program, ANN-001, is for the treatment of alpha 1 antitrypsin deficiency (A1AT).  ANN-001 is designed to deliver A1AT protein to patients with A1AT deficiency and will be evaluated using an intraplueral and intravenous route of administration. ANN-001 has an open IND with the FDA, and we expect to initiate clinical studies in the second half of 2016.  Our gene therapy program, ANN-002 to treat hereditary angioedema (HAE), is also in preclinical studies, and we expect to initiate clinical studies in 2017.   We have a preclinical program targeting cardiomyopathy associated with Friedreich’s ataxia for which we plan to provide a development update in 2017. In addition, we have a program targeting severe allergy which is in early preclinical development.

We also are developing other product candidates for the treatment of ophthalmic diseases, including AVA-311 for the treatment of juvenile X-linked retinoschisis (XLRS) as part of our research collaboration with Regeneron and AVA-322 and AVA-323 for the treatment of color vision deficiency (CVD) commonly known as red-green color blindness.

On May 11, 2016, we completed our previously announced acquisition of all of the outstanding shares of Annapurna and, as a result, Annapurna is now our wholly owned subsidiary. At the closing of the acquisition, we issued 14,087,246 shares of our common stock to the shareholders of Annapurna, and the outstanding options or other rights to purchase capital stock of Annapurna were exchanged for options relating to shares of our common stock.

Upon completion of the Annapurna transaction, we changed our name to “Adverum Biotechnologies, Inc.”.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at June 30, 2016, we had an accumulated deficit of $161.2 million, primarily as a result of research and development, general and administrative expenses and the goodwill impairment charge.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from approved product sales, we have not yet generated any revenue from approved therapeutic product candidates.

We entered into our first license and development revenue generating agreement with Regeneron in May 2014. We entered into the collaboration, option and license agreement with Editas in August 2016, that also will be a revenue agreement. Editas agreement is disclosed in Note 14, Subsequent Events, in the condensed consolidated financial statements included in this Form 10-Q.We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we have used third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have a sales organization.

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

As of June 30, 2016, we had $241.3 million in cash and cash equivalents. We believe that we have sufficient funds to continue operations for at least the next 36 months.

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

The portion of the upfront payment that was applied to the original research budget was fully used in the fourth quarter of 2015, and the Company and Regeneron, through a joint review committee, agree annually on an updated research and development services budget through the research period. The Company invoices Regeneron quarterly for services performed in each prior. These additional research fees are added to the research licenses and related research and development services unit of accounting, recorded as deferred revenue and recognized to revenue over the remaining maximum research term. The Company recognized $307,000 and $203,000 as revenue related to this unit of accounting during the three months ended June 30, 2016 and 2015, respectively, and $572,000 and $406,000 as revenue related to this unit of accounting during the six months ended June 30, 2016 and 2015, respectively. The Company recorded $7.2 million of deferred revenue, including $1.2 million as current deferred revenue, and $1.0 million as a receivable from collaboration partner as of June 30, 2016.

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

We received refundable tax credits from the Australian and French tax authorities in connection with certain research costs incurred by our subsidiaries conducting research in Australia and France. These refunds do not depend on our taxable income or tax position and therefore we do not account for them under an income tax accounting model. We recognize such refunds as government grants in the period when qualified expenses are incurred as a reduction of research expenses. We have recorded the reimbursement from the Australian and French tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss for the applicable period. The Company recorded tax credits of $20,000 and $65,000 for the three and six-month periods ending June 30, 2016, respectively, and $67,000 and 119,000 for the three and six-month periods ending June 30, 2015, respectively.

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

Goodwill Impairment

As the Company recorded goodwill and IPR&D intangible assets upon the acquisition of Annapurna, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently if indicators of impairment exist. The Company operates as one reporting unit and goodwill was recorded to this reporting unit. The Company recorded goodwill impairment charge of $49.1 million for the three and six months ended June 30, 2016.

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

The Company added critical accounting policy below as a result of Annapurna acquisition.

Valuation of Long‑Lived Assets and Purchased Intangible Assets

The Company evaluates the carrying value of amortizable long‑lived assets, whenever events, changes in business circumstances or planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. No impairment indicators were noted for the Company’s long-lived assets, fixed assets, in the periods presented.

The Company also evaluates the carrying value of intangible assets (not subject to amortization) related to in‑process research and development (“IPR&D”) assets, which are considered to be indefinite‑lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D assets will not occur until the product reaches commercialization. During the period the assets are considered indefinite‑lived, they will be tested for impairment on an annual basis, as well as between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate that the fair values of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D assets would be deemed definite‑lived and would then be amortized based on their estimated useful lives at that point in time. If the related project is terminated or abandoned, the Company may have an impairment related to the IPR&D asset, calculated as the excess of their carrying value over fair value. The Company estimated fair value of IPR&D assets acquired in Annapurna transaction at the acquisition closing date, May 11, 2016. No impairment was recorded at June 30, 2016, as there were no changes in the fair value of IPR&D assets between May 11 and June 30, 2016.

Results of Operations

Comparison of the Three and Six Month Periods Ended June30, 2016 and 2015 (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Collaboration revenue	$307	$203	$104	$572	$406	$166
Operating expenses:
Research and development	7,955	5,126	2,829	15,410	10,747	4,663
General and administrative	5,114	4,959	155	13,432	9,102	4,330
Goodwill impairment charge	49,120	–	49,120	49,120	–	49,120
Total operating expenses	62,189	10,085	52,104	77,962	19,849	58,113
Operating loss	(61,882)	(9,882)	(52,000)	(77,390)	(19,443)	(57,947)
Other income, net	222	116	106	338	168	170
Total other income, net	222	116	106	338	168	170
Net loss	$(61,660)	$(9,766)	$(51,894)	$(77,052)	$(19,275)	$(57,777)

Revenue

Collaboration revenue for the three and six months ended June 30, 2016 increased by $0.1 million and $0.2 million over the prior year period, respectively. Recorded revenue relates to the revenue contract with Regeneron and represents license and research fees that we recognized over the research term.

Research and Development Expense

Research and development expense increased to $8.0 million for the three months ended June 30, 2016 from $5.1 million for the three months ended June 30, 2015, primarily due to a $2.4 million increase in stock-based compensation expenses, including $0.9 million relating to the accelerated vesting of Annapurna option and shares recorded after the acquisition closing,  the addition of $1.2 million in incremental expenses relating to Annapurna’s operations incurred since the date of acquisition and $0.3 million increase in facility and deprecation charges relating to build out of the laboratory space, partially offset by a $0.5 million decrease in payroll related expenses and a $0.5 million decrease in material production and clinical expenses.

Research and development expense increased to $15.4 million for the six months ended June 30, 2016 from $10.7 million for the six months ended June 30, 2015, primarily due to a $4.3 million increase in stock-based compensation expenses, including $0.9 million relating to the accelerated vesting of Annapurna options and shares recorded after the acquisition closing, the addition of $1.2 million in incremental expenses relating to Annapurna’s operations incurred since date of acquisition , $0.8 million increase for outside services expense relating to toxicology, $0.6 million increase in facility and deprecation charges relating to build out of the laboratory space, partially offset by $1.7 million decrease in material production and clinical expenses and $0.5 million decrease in payroll related expenses.

For the periods presented, substantially all of our research and development expense related to Adverum development activities for AVA-101, for the treatment of wet AMD, and our other potential product candidates in our development program. Upon completion of the Annapurna acquisition in May 2016, we began incurring expenses related to Annapurna’s four development programs. We expect research and development expenses may increase in future periods as we continue to invest in our pipeline products and preclinical studies relating to our gene therapies program.

General and Administrative Expense

General and administrative expense increased to $5.1 million for the three months ended June 30, 2016 from $5.0 million for the three months ended June 30, 2015. The increase in general and administrative expense was primarily due to $0.6 million increase in professional service fees relating to Annapurna acquisition and $0.2 million increase in facility charges relating to office expansion, off-set by $0.3 million decrease in recruiting and travel expenses, $0.2 million decrease in marketing and investor relations and $0.1 million decrease in stock-based compensation expense relating to the timing of the annual employee and director equity awards in the second quarter of 2015 versus the first quarter of 2016.

General and administrative expense increased to $13.4 million for the six months ended June 30, 2016 from $9.1 million for the six months ended June 30, 2015. The increase in general and administrative expense was primarily due to increases of $2.5 million in consulting and professional service expenses relating to Annapurna acquisition, $1.7 million in compensation and benefits, including $1.3 million in related stock-based compensation expense and $0.4 million increase in payroll-related expense, and $0.3 million in facilities allocation relating to new office space, off-set by $0.2 decrease in travel expenses.

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

Goodwill Impairment Charge

During the quarter ended June 30, 2016, we noted a continuing decrease in our stock price that resulted in our market capitalization being less than the carrying value of our net assets as of June 30, 2016. As our operating losses are expected to increase in the following years due to continuing pre-clinical and  expected clinical trials, we concluded that it is more likely than not that the fair value of the Company’s one reporting unit is less than its’ carrying value and concluded to perform a goodwill impairment analysis. We performed a two-step goodwill impairment analysis and recorded a $49.1 million goodwill impairment charge in our condensed consolidated statements of operations and comprehensive loss for the period ended June 30, 2016.

Other income, Net

Other income, net is comprised mainly of interest income on our cash and investment in marketable securities in 2016 and 2015.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and at June 30, 2016, we had an accumulated deficit of $161.2 million, primarily as a result of research and development and general and administration expenses and the goodwill impairment charge. As of June 30, 2016, we had $241.3 million in cash and cash equivalents and no marketable securities. We believe that our existing cash and cash equivalents as of June 30, 2016 will be sufficient to fund our operations for at least the next 36 months.

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

Cash Flows

	Six Month Periods Ended
	June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(20,377)	$(16,992)
Net cash provided by (used in) investing activities	40,061	(80,954)
Net cash provided by financing activities	349	139,085
Net increase in cash and cash equivalents	$19,954	$41,133

During the six months ended June 30, 2016, net cash used in operating activities was $20.4 million, primarily as a result of the net loss of $77.1 million offset by the following non-cash charges: $49.1 million goodwill impairment charge, $6.9 million stock-based compensation expense and $0.6 million depreciation and amortization expense. During the six months ended June 30, 2015, net cash used in operating activities was $17.0 million, primarily as a result of the net loss of $19.3 million offset by the following non-cash charges: $1.3 million stock-based compensation expense, $0.3 million amortization of premium on marketable securities and $0.3 million depreciation and amortization expense.

Net cash provided by investing activities for the six months ended June 30, 2016 was $40.1 million and primarily relates to the maturities of marketable securities of $37.7 million, $3.5 million of cash acquired in the acquisition of Annapurna, offset by $1.1 million purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2015 was $81.0 million and primarily relates to the purchases marketable securities of $88.4 million and the purchases of property and equipment of $1.5 million, offset by cash received from maturities of marketable securities of $9.0 million. The purchases of property and equipment consisted primarily of acquisition of laboratory equipment to support our research and development activities.

The net cash provided by financing activities during the six month period ended June 30, 2016 of $0.3 million relates to the exercise of options for common shares. The net cash provided by financing activities during the six month period ended June 30, 2015 of $139.1 million was primarily related to $130.6 million net proceeds from our follow-on offering and $8.3 million from sale of common shares.

Contractual Obligations and Commitments

In August 2014, as amended in December 2015, Annapurna entered into a master service agreement with Cornell University for assistance in regulatory affairs, overall project management and parameter development. Per the amended agreement, Annapurna will pay Cornell $13.3 million ratably over 4 years for these services.

In August 2015, BPI France granted Annapurna a €750,000 interest free conditional advance, of which €500,000 was received as of December 31, 2015. The remaining €250,000 advance was not and is not expected to be drawn down on. Payments are scheduled in equal quarterly amounts of €25,000 from September 30, 2017 to June 30, 2022. This payment schedule will be modified if the Company will receive revenue from license or product sales before advances are paid in full.  The Company calculated 7% imputed interest expense on these advances that was recorded as a discount at the issuance date and is amortized as an interest expense over the life of. As of June 30, 2016 the carrying value of the conditional advance was $373,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended June 30, 2016. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2015, three putative securities class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, each on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Exchange Act and Securities Act and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs. An amended consolidated complaint was filed in February 2016, and the Company’s motion to dismiss that consolidated complaint is pending.

In December 2015, a putative securities class action lawsuit was filed against us, our board of directors, underwriters of our January 13, 2015, follow-on public stock offering, and two of our institutional stockholders, in the Superior Court of the State of California for the County of San Mateo. The complaint alleges that, in connection with our follow-on stock offering, the defendants violated the Securities Act in essentially the same manner alleged by the consolidated federal action: by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs. The plaintiff has dismissed the two institutional stockholder defendants, and the Company’s motion to stay or to dismiss this action is pending.

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

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, other than as set forth below. The risk factors below, some of which are new and some of which originally appear in our Annual Report on Form 10-K  or our Quarterly Report on Form 10-Q for the period ending March 31, 2016 and have been updated, reflect additional information regarding the transaction with Annapurna and our anti-VEGF program, among other things.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. Annapurna has also incurred significant operating losses since inception. As of June 30, 2016 on a pro forma basis, the combined company had an accumulated deficit of $161.2 million. Our losses have resulted primarily from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses.

In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize any of our product candidates. We do not currently have the required approvals to market any of our other product candidates, and we may never receive such approvals. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

While we expect that our cash and cash equivalents will be sufficient to fund our operations for at least 36 months, we will need to obtain additional capital to fund our operations. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations and we will be unable to successfully develop and commercialize our product candidates.

Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially, particularly if we advance ANN-001, ANN-002, an anti-VEGF candidate or other product candidates into clinical studies.

We expect that our cash and cash equivalents will be sufficient to fund our operations through at least 36 months. However, this estimate is based on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change due to factors currently unknown to us, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings.

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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings. Additional funding may not be available to us on acceptable terms or at all, and given our decision to discontinue development of AVA-101, our ability to obtain funding in the future on favorable terms, or at all, may be substantially impaired. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

Risks Related to the Discovery and Development of Our Product Candidates

As a result of the transaction with Annapurna, we are transforming from a company developing product candidates for the treatment of eye diseases into a gene therapy company with a diverse pipeline of gene therapy product candidates.  We may encounter challenges in implementing this transformation and the integration of Annapurna that could adversely impact our business and operations.

Prior to completion of the transaction with Annapurna, all of our development efforts were focused on developing product candidates for the treatment of eye diseases. The pipeline acquired through the Annapurna transaction includes gene therapy product candidates designed to treat a range of diseases. The most advanced product candidate from the Annapurna pipeline is ANN-001, which is designed to deliver alpha-1 antitrypsin protein, or A1AT, in patients with A1AT, a rare genetic disorder which may result in serious respiratory disease in adults and, less commonly, liver disease at any age. Other product candidates from the Annapurna pipeline are designed to treat patients with hereditary angioedema, Friedreich’s ataxia and severe allergies. We intend to continue to advance both our development programs for the treatment of eye diseases and Annapurna’s development programs.  As a result, we are transforming from a company focused solely on gene therapy treatments for eye diseases to a gene therapy company with a diverse pipeline of product candidates.

This transformation into a diversified gene therapy company poses risks relating to implementing a new business and operational strategy, including the following:

•	the potential disruption of our ongoing development of product candidates for the treatment of eye diseases;
•	demands on our management and our limited resources related to the increase in number and diversification of our product candidates;
•	difficulties in coordinating research and development activities;
•	the establishment of uniform standards, controls, procedures and policies; and
•	uncertainties in the business relationships with our collaborators and suppliers due to the Annapurna transaction and our transformation into a diversified gene therapy company.

Additionally, there can be no guarantee that we and Annapurna will operate successfully as a combined company. Integration of Annapurna and consolidation of its operations into our organization will require considerable time and attention from management, which could result in the diversion of management resources from other important matters. Moreover, Dr. Salzman is based in Philadelphia and certain Annapurna operations will continue to be based in Paris. Their location outside of our Menlo Park headquarters may make their integration into our organization more challenging.

If we are unable to successfully manage these or other risks and uncertainties relating to the integration of Annapurna’s business into our organization, there will likely be adverse impacts on our business and operations.

Our business to date has depended substantially on the success of AVA-101. In the second quarter of 2016, we decided to discontinue development of AVA-101.  As a result, commercialization of our first product candidate may be delayed, and our business may be materially harmed.

We previously focused our advanced development efforts on one product candidate: AVA-101, a recombinant adeno-associated vector type 2 (AAV2) encoding the anti-VEGF protein sFlt-1, and considered successful continued development and ultimate regulatory approval of AVA-101 critical for our future business success.

In the second quarter of 2016, following analysis of the data generated in our Phase 2a clinical study of AVA-101, additional preclinical studies, and analysis of promising preclinical data evaluating different anti-VEGF compounds in non-human primate studies, we decided to discontinue development of AVA-101 and instead continue pre-clinical development of new anti-VEGF candidates focused on intravitreal delivery and utilizing a proprietary vector.

We expect to initiate clinical studies for our most advanced product candidate, ANN-001, in the second half of 2016. Our other product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. As a result of our decision to discontinue AVA-101 and focus on our other, preclinical stage product candidates, commercialization of our first product candidate may be delayed, and we may not be able obtain funding in the future on favorable terms, or at all, that will be necessary to continue our business, or generate sufficient revenue to continue our business.

Our decision to discontinue development of AVA-101 and instead focus on development of new, anti-VEGF candidates may delay our commercialization of an anti-VEGF product. As a result, our business may be materially harmed.

In the second quarter of 2016, following analysis of the data generated in our Phase 2a clinical study of AVA-101, additional preclinical studies, and analysis of promising preclinical data evaluating different anti-VEGF compounds in non-human primate studies, we decided to discontinue development of AVA-101 and instead continue pre-clinical development of new anti-VEGF candidates focused on intravitreal delivery and utilizing a proprietary vector.  We may conduct additional pre-clinical studies on these product candidates, and, if we decide to pursue clinical development of any of these product candidates, we expect we will be required to restart the clinical development process and conduct a Phase 1 or Phase 2a clinical trial to demonstrate safety and tolerability. This restart could result in a significant development delay for an anti-VEGF product candidate. If our development of an anti-VEGF product candidate is delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our anti-VEGF product candidate could be significantly reduced.

Our business will depend substantially on the success of one or more of our product candidates, which are still in preclinical development. If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business may be materially harmed.

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. In the second quarter of 2016, we decided to discontinue development of our one product candidate that had been the focus of advanced development efforts, AVA-101. We expect to initiate clinical studies for our most advanced product candidate, ANN-001, in the second half of 2016, and we are continuing pre-clinical development of our other product candidates. It is critical to our business to successfully develop and obtain ultimate regulatory approval for one or more of these product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

Moreover, of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a Biologics License Application (BLA) to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized. If we decide to invest in the continued development and potential commercialization of any or all of our product candidates and we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, such product candidates, we may not be able to generate sufficient revenue to continue our business.

We have conducted, and may in the future conduct, clinical trials for product candidates in sites outside the United States and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. For example, we conducted a Phase 1/2a trial for AVA-101 with LEI in Australia.

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

Drug development has inherent risk. None of our current product candidates has ever been evaluated in human clinical studies, and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

If our proprietary vectors are not shown to be safe and effective in targeting retinal tissue, we may not realize the value of our investment in directed evolution technology. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, any future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. For example, following analysis of the data generated in our Phase 2a clinical trial of AVA-101, we concluded that, overall, we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered in the Phase 2a study, and we have discontinued development of AVA-101. In addition, only a small percentage of products under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.

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

We intend to initiate clinical trials for Annapurna’s most advanced product candidate, ANN-001, in the second half of 2016 and accordingly we expect ANN-001 to be our next product candidate to enter clinical development. Identifying and qualifying subjects to participate in clinical studies of ANN-001 and our other product candidates will be critical to our success. The timing of future clinical studies will depend on the speed at which we can recruit subjects to participate in future testing of these product candidates.

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of subjects with the relevant disease we are targeting for any future clinical trials for our product candidates. Potential subjects may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our studies. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of subjects, or those with required or desired characteristics to achieve diversity in a study.

In particular, each of the conditions for which we plan to evaluate product candidates acquired in the Annapurna transaction are rare genetic disorders with limited patient pools from which to draw for clinical studies. ANN-001 is focused on the treatment of patients with A1AT deficiency. It is estimated that A1AT deficiency affects approximately 100,000 patients in the United States. ANN-002 is focused on the treatment of patients with hereditary angioedema (HAE). The prevalence of HAE is estimated to be 1 in 10,000 to 1 in 50,000, with approximately 10,000 patients diagnosed across major markets. ANN-003 is focused on the treatment of patients with Friedreich’s Ataxia (FA). It is estimated that FA affects approximately 5,000 people in the United States and approximately 5,000 to 10,000 people in Europe. In addition, we and our collaboration partner, Regeneron, are developing AVA-311 for the treatment of X-linked retinoschisis (XLRS), an orphan indication. Enrollment of eligible subjects with orphan diseases may be limited or slower than we anticipate in light of the small subject populations involved. We plan to seek initial marketing approval of these product candidates in the United States and Europe and we may not be able to initiate clinical studies if we cannot enroll a sufficient number of eligible subjects to participate in the clinical studies required by the FDA or the EMA or other regulatory agencies. In addition, the process of finding and diagnosing subjects may prove costly.

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

If we have difficulty enrolling a sufficient number of subjects to conduct clinical studies on our product candidates as planned, we may need to delay, limit or terminate future clinical studies, any of which would have an adverse effect on our business.

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

Patients given infusions of any protein may develop severe hypersensitivity reactions or infusion reactions. In particular, there are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to successfully develop and/or commercialize our anti-VEGF product candidates. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, stroke and geographic atrophy.

In addition, there are risks in treating patients with gene therapy vectors, including adeno-associated virus (AAV), such as inflammation, cytotoxic T-cell response, anti-AAV antibodies and immune response to the AAV capsid, T-cell responses and/or auto-antibodies against the expressed protein.

Furthermore, there are risks inherent in the administration of drugs like our product candidates. For example, we may elect to pursue intravenous or intrapleural administration of ANN-001, and there are known risks associated with both routes of administration. For intravenous administration, such risks include bleeding and swelling at the site of administration, and, for intrapleural administration, such risks include pneumothorax (collapsed lung) and/or bleeding at the site of administration.

There are also risks inherent in the intravitreal administration of drugs like our anti-VEGF product candidates, which can cause injury to the eye and other complications. Such risks include pain, subconjunctival hemorrhage, vitreous hemorrhage, retinal tear, retinal, detachment, cataracts, endophthalmitis and other side effects.

Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business, prospects’ operating results and financial condition.

Risks Related to Our Reliance on Third Parties

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and may have limited capacity.

We currently have relationships with limited number of suppliers for the manufacturing of our viral vectors and product candidates. These suppliers may require licenses to manufacture such components if such processes are not owned by the suppliers or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities. All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturer for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with current Good Manufacturing Practice (cGMP). These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facilities or those of our third-party contractors involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If the facility does not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

If we or our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, revocation of a pre-existing approval, other civil or criminal penalties or closing one or more manufacturing facilities. As a result, our business, financial condition and results of operations may be materially harmed.

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

Annapurna’s collaboration with Weill Cornell Medicine is crucial to our business. If we are unable to maintain this collaboration, or if this collaboration is not successful, our business could be adversely affected.

Our most advanced product candidate, ANN-001, and two other product candidates acquired in the Annapurna transaction, ANN-002, and ANN-004, are licensed from Weill Cornell Medicine (Weill Cornell). In addition, Annapurna and we rely on Weill Cornell to conduct preclinical development for these product candidates pursuant to a master services agreement. If Annapurna were to fail to comply with its obligations under any of these agreements and Weill Cornell were to terminate these licenses and/or its preclinical development services, then our pipeline of product candidates would be adversely affected.

Furthermore, Weill Cornell may fail to properly maintain or defend the intellectual property Annapurna has licensed from them, leading to the potential invalidation of Annapurna’s intellectual property or subjecting Annapurna or us to litigation or arbitration, any of which would be time-consuming and expensive. Additionally, in the event that Weill Cornell commits a material breach of any of these license or master service agreements, Annapurna’s only recourse is to terminate the agreement. If Annapurna terminates its collaboration with Weill Cornell, especially during its preclinical development phase, the development of the product candidates subject to the Weill Cornell collaboration would be materially delayed or harmed.

If disputes with Weill Cornell prevent or impair Annapurna’s ability to maintain its current licensing and preclinical development arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, and our business could be materially harmed.

Risks Related to Commercialization of Our Product Candidates

Any termination or suspension of, or delays in the commencement or completion of, clinical trials for our product candidates could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

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

•

insp3ections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an IRB that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial or that prohibit us from using some or all of the data in support of our marketing applications;

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

If the market opportunities for our product candidates are smaller than we believe they are, our future revenues may be adversely affected, and our business may suffer.

If the size of the markets for our target diseases are smaller than we anticipate, we may not be able to achieve profitability and growth. Our projections of the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient populations may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

Because the target patient populations of the product candidates acquired in the Annapurna transaction are relatively small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth. If the market opportunities for these product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.

ANN-001 and the other product candidates acquired in the Annapurna transaction are designed to treat rare genetic and orphan diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with these product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with these products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Additionally, because the target patient populations for these product candidates are relatively small, the pricing and reimbursement of these product candidates, if approved, must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell these product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to these product candidates (e.g., for administration of such product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell these products.

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

As a result of legislative proposals and the trend toward managed health care in the United States, third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. By way of example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs, including anti-VEGF therapies currently on the market used by physicians and likely our anti-VEGF product candidate, if approved. As a result of this legislation and the expansion of federal coverage of drug products, there is additional pressure to contain and reduce costs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payers. These cost reduction initiatives and other provisions of the MMA could decrease the coverage and reimbursement that we receive for any approved products, and could seriously harm our business.

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

•

The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor shortages, contaminants, raw materials shortages, natural disasters, power failures and numerous other factors.

•

We and our [contract manufacturer] must comply with the FDA’s cGMP regulations and guidelines. We and our [contract manufacturer] may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our [contract manufacturer] are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products. This may lead to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could be costly and damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions or criminal prosecution.

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

We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates in development for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in our target disease areas, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates. For example, if we seek to commercialize an anti-VEGF product candidate, it will compete with a variety of anti-VEGF therapies currently marketed and in development, using therapeutic modalities such as biologics, small molecules and gene therapy. Lucentis®, EYLEA® and Avastin® are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers. There are also several other companies with marketed anti products or products in development for the treatment of wet AMD, including Allergan, Iconic Therapeutics, Inc., Novartis AG, Ocular Therapeutix, Inc., Ophthotech Corporation, Hoffmann-La Roche Ltd., Neurotech Pharmaceuticals, Inc., Regeneron, Santen Pharmaceuticals Co., Ltd., Valeant Pharmaceuticals North America LLC, R Biosciences LLC, Applied Genetic Technologies Corporation, Oxford Biomedica plc, Ohr Pharmaceuticals, Inc. and Mesoblast Limited.

Our preclinical product candidates are being developed for the treatment of diseases with unmet medical need in ophthalmology, rare disease and allergy, such as the prevention of wet AMD and the treatment of alpha 1 antitrypsin deficiency (A1AT).. However, there are multiple companies developing gene therapies for ophthalmic diseases, including Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical Inc., Eos Neuroscience, Inc., ReGenX Biosciences LLC, GenSight Biologics, Genzyme Corporation, Hemera Biosciences, Inc., RetroSense Therapeutics, LLC, Spark Therapeutics, Inc., Oxford Biomedica plc, Sanofi-Aventis S.A., NightStaRx Limited and 4D Molecular Therapeutics, LLC and Benitec Biopharma Limited.

Risks Related to Our Business Operations

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

Paul B. Cleveland joined as our President and Chief Executive Officer in December 2015. Upon the completion of the transaction with Annapurna in May 2016, Amber Salzman, Ph.D. joined us as our President, with Mr. Cleveland continuing to serve as our Chief Executive Officer. In addition, Leone Patterson joined us as our Chief Financial Officer in June 2016. Our future performance will depend, in part, on our ability to successfully integrate newly hired executive officers, including Mr. Cleveland, Dr. Salzman and Ms. Patterson, into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. Moreover, Dr. Salzman is based in Philadelphia, and her location outside of our Menlo Park headquarters may make her integration into our organization more challenging.

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

Our current management team has only been working together for a relatively short period of time and some of our current management team, including Chief Executive Officer Paul B. Cleveland, President Amber Salzman, Ph.D., and Chief Financial Officer Leone Patterson, have been employed by us for less than a year. In addition, we may continue to expand our management team in the future. Our future performance will depend, in part, on our ability to successfully integrate recently and subsequently hired executive officers into our management team and their ability to develop and maintain an effective working relationship. Our failure to integrate these individuals with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. Moreover, Dr. Salzman is based in Philadelphia, and her location outside of our Menlo Park headquarters may make her integration into our organization more challenging. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

While we have pending patent applications directed at certain of our product candidates in the United States and other countries, filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Known third party patent rights could delay or otherwise adversely affect our planned development and sale of a new anti-VEGF product candidate.

We are aware of patent rights held by third parties that may cover certain compositions within our new anti-VEGF product candidates. A patent holder has the right to prevent others from making, using, or selling a drug that incorporates the patented compositions while the patent remains in force. While we believe that third party patent rights will not affect our planned development, regulatory clearance, and eventual marketing, commercial production, and sale of an anti-VEGF product candidate, there can be no assurance that this will be the case. In each case, the relevant patent expires before we expect to commercially introduce an anti-VEGF product candidate. In addition, the Hatch-Waxman exemption to U.S. patent law permits all uses of compounds in clinical trials and for other purposes reasonably related to obtaining FDA clearance of drugs that will be sold only after patent expiration, so our use of our product candidates in those FDA-related activities does not infringe any patent holder’s rights. However, were a patent holder to assert its rights against us before expiration of such patent holder’s patent for activities unrelated to FDA clearance, the development and ultimate sale of our anti-VEGF product could be significantly delayed, and we could incur the expense of defending a patent infringement suit and potential liability for damages for periods prior to the patent’s expiration.

Risks Related to Our Financial Results

We recognized an impairment in the carrying value of goodwill booked in connection with the Annapurna transaction. Any impairment of our intangible assets in the future could negatively affect our operating results and financial condition.

We recorded goodwill and intangible assets, consisting of in-process research and development (IPR&D) assets related to Annapurna products in development, upon the acquisition of Annapurna. During the second quarter, we noted a continuing decrease in our stock price that resulted in our market capitalization being less than the carrying value of our net assets and less than our cash and cash equivalents balance as of June 30, 2016.  As a result, we are conducting a two-step impairment analysis and, based on the work performed as of the filing date, we recorded a goodwill impairment charge of $49.1 million in our condensed consolidated statements of operations and comprehensive loss for the period ended June 30, 2016.

We will continue to conduct impairment analyses of the IPR&D assets on a regular basis, and we would be required to take impairment charges in the future if any assessments thereof reflect estimated fair values which are less than our recorded values, and such charges could be significant. Any impairment charges with respect to the IPR&D assets could negatively affect our operating results and financial condition.

The purchase price allocation for the Annapurna transaction has not been finalized, and any final adjustment to the valuation could have a material change on what is reported as the fair value assigned to the assets and liabilities.

The final purchase price allocation for the Annapurna transaction depends upon the finalization of asset and liability valuations, among other things. Valuing certain components of the acquisition, primarily intangible assets acquired, deferred taxes and accrued liabilities required us to make significant estimates that may be adjusted in the future; consequently, the fair value of identifiable assets acquired and liabilities assumed are considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. Any resulting change to our condensed consolidated financial statements could be material.

Risks Related to Our Common Stock

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	our plans regarding development of ANN-001, ANN-002, a new anti-VEGF product candidate or our other product candidates;
•	our ability to enroll subjects in any clinical trials that we plan in the future;
•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the United States and foreign countries;
•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to be reimbursed or achieve commercial success;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare
•	system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by our or our licensors to prosecute, maintain or enforce its intellectual property rights;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	the introduction of new products, services or technologies by our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	failure to meet or exceed the expectations of financial or industry analysts;
•	failure to achieve the perceived benefits of the transaction with Annapurna as rapidly or to the extent anticipated by financial or industry analysts;
•	sales of our stock by insiders and stockholders;
•	trading volume of our common stock;
•	period-to-period fluctuations in our financial results;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

If we sell shares of our common stock in future financings or acquisitions, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. Furthermore, we may issue common stock as consideration in acquisitions. For example, in May 2016, we issued 14,087,246 shares of our common stock to Annapurna’s shareholders as consideration for all of the outstanding shares of Annapurna. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our ability to use Annapurna’s net operating loss carryforwards may be limited.

Annapurna has incurred net operating losses in France every year since its inception in 2014, has never generated revenue from product sales, and may never be profitable. To the extent that Annapurna continues to generate taxable losses, unused losses will carry forward to offset future taxable income in France, if any, unless such losses expire. Such losses may expire under certain conditions if, in particular, Annapurna’s activity, assets, revenues or staff change substantially, or if Annapurna becomes a party to certain forms of reorganizations. In any event, Annapurna’s ability to use these losses to offset future income in any given year is limited under current French tax law.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 11, 2016, in connection with the closing of our transaction with Annapurna, we issued 14,087,246 shares of our common stock (the New Shares) to Annapurna’s shareholders in consideration for all of the outstanding shares of Annapurna’s capital stock. The sale and issuance of the New Shares were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, since, among other things, the sale and issuance of the New Shares did not involve a public offering and were acquired by the Annapurna shareholders not with a view to the distribution thereof. The Annapurna shareholders have certain demand and “piggyback” registration rights under the Securities Act with respect to these shares, subject to certain limitations, pursuant to our Amended and Restated Investor Rights Agreement.

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

We have discontinued development of AVA-101, and so we will not use approximately $20 million of our net proceeds from the IPO to fund Phase 3 research and development startup activities for our AVA-101 study, as we had described in our final prospectus filed with the SEC on July 31, 2014 pursuant to Rule 424(b) of the Securities Act. Instead, we plan to reallocate such proceeds to fund research and development expenses for other product candidates in our pipeline.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 4, 2016, our Board of Directors appointed Leone Patterson, our Chief Financial Officer, to also serve as our Principal Accounting Officer. In connection with Ms. Patterson’s appointment, Michael Swartzburg will no longer serve as our Principal Accounting Officer.

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

Date: August 09, 2016	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Paul B. Cleveland
Paul B. Cleveland
Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.2

Amendment No. 1 to Acquisition Agreement, dated as of April 6, 2016, by and among Avalanche Biotechnologies, Inc., Annapurna Therapeutics SAS and the Contributors (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016, and incorporated herein by reference).

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Avalanche Biotechnologies, Inc., filed with the Secretary of State of the State of Delaware on May 11, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 12, 2016, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Adverum Biotechnologies, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 12, 2016, and incorporated herein by reference).

4.1

Second Amended and Restated Investor Rights Agreement, dated as of May 11, 2016, by and among Avalanche Biotechnologies, Inc. and certain of its stockholders (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2016, and incorporated herein by reference).

10.1

Offer Letter, dated June 10, 2016, by and between Adverum Biotechnologies, Inc. and Leone Patterson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016, and incorporated herein by reference).

10.2

Change in Control and Severance Agreement, dated June 10, 2016, by and between Adverum Biotechnologies, Inc. and Leone Patterson (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2016, and incorporated herein by reference).

10.3‡	Amended and Restated Master Service Agreement by and between Annapurna Therapeutics SAS and Cornell University, effective July 15, 2014.

10.4‡	A1AT Deficiency License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.

10.5‡	HAE License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.

10.6‡	Allergy License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.

10.7‡	License Agreement between Annapurna Therapeutics Limited and REGENXBIO Inc., dated October 20, 2015.

10.8‡	License Agreement between AAVLife and REGENXBIO Inc., dated April 10, 2014.

10.9‡	License Agreement between AAVLife and Inserm Transfert, dated July 4, 2014.

10.10‡	Amendment No. 1 to License Agreement between AAVLife and Inserm Transfert, dated October 5, 2015.

31.1	Certification of Chief Executive Officer, as required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, as required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

‡Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.