Form 10-Q
period 2016-09-30
Adverum Biotechnologies, Inc.
filed 2016-11-08
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016 there were 41,718,515 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

(Formerly Avalanche Biotechnologies, Inc.)

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Adverum Biotechnologies, Inc.

(Formerly Avalanche Biotechnologies, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$231,271	$221,348
Marketable securities	—	37,732
Receivable from collaborative partner	1,785	449
Prepaid expenses and other current assets	2,840	1,463
Total current assets	235,896	260,992
Property and equipment, net	4,335	3,187
Intangible assets	16,200	—
Deposit and other long-term assets	140	140
Total assets	$256,571	$264,319
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,067	$605
Restructuring liabilities	25	1,013
Accrued expenses and other current liabilities	5,777	4,007
Deferred rent, current portion	89	66
Deferred revenue, current portion	1,691	883
Total current liabilities	10,649	6,574
Long-term liabilities:
Deferred rent, net of current portion	378	447
Deferred revenue, net of current portion	6,834	4,706
Deferred tax liability	2,025	—
Other noncurrent liabilities	455	—
Total liabilities	20,341	11,727
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2016 and December 31, 2015; 41,718,515 and 25,858,722 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	411,766	336,768
Accumulated other comprehensive loss	(19)	(11)
Accumulated deficit	(175,521)	(84,168)
Total stockholders’ equity	236,230	252,592
Total liabilities and stockholders’ equity	$256,571	$264,319

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

(Formerly Avalanche Biotechnologies, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Collaboration revenue	$395	$953	$967	$1,359
Operating expenses:
Research and development	8,362	7,523	23,772	18,270
General and administrative	6,146	7,631	19,578	16,733
Goodwill impairment charge	394	—	49,514	—
Total operating expenses	14,902	15,154	92,864	35,003
Operating loss	(14,507)	(14,201)	(91,897)	(33,644)
Other income
Other income, net	206	117	544	285
Total other income, net	206	117	544	285
Net loss	$(14,301)	$(14,084)	$(91,353)	$(33,359)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(6)	2	—	12
Foreign currency translation adjustment	(23)	(17)	(13)	(25)
Comprehensive loss	$(14,330)	$(14,099)	$(91,366)	$(33,372)
Net loss per share attributable to common stockholders-basic and diluted	$(0.35)	$(0.55)	$(2.66)	$(1.31)
Weighted-average common shares outstanding-basic and diluted	41,416	25,685	34,382	25,378

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

(Formerly Avalanche Biotechnologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(91,353)	$(33,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,116	506
Stock-based compensation expense	9,852	7,084
Non-cash research and development expense	24	—
Goodwill impairment charge	49,514	—
Amortization of premium on marketable securities	—	570
Changes in operating assets and liabilities:
Receivable from collaborative partner	(532)	—
Prepaid expenses and other current assets	(1,317)	(542)
Deposit and other long-term assets	—	(1)
Accounts payable	817	283
Accrued expenses and other current liabilities	(46)	388
Restructuring liabilities	(988)	—
Deferred revenue	2,936	(1,359)
Deferred rent	(47)	218
Net cash used in operating activities	(30,024)	(26,212)
Cash flows from investing activities:
Purchases of marketable securities	—	(88,427)
Maturities of marketable securities	37,738	19,600
Purchases of property and equipment	(1,488)	(2,804)
Cash acquired in business acquisition	3,449	—
Net cash provided by (used in) investing activities	39,699	(71,631)
Cash flows from financing activities:
Proceeds from sales of common stock, net of offering cost	—	138,954
Proceeds from issuance of common stock pursuant to option exercises	633	181
Taxes paid related to net share settlement of restricted stock units	(493)	—
Proceeds from employee stock purchase plan	113	—
Proceeds from financing arrangement	100	—
Net cash provided by financing activities	353	139,135
Effect of foreign currency exchange rate on cash and cash equivalents	(105)	(20)
Net increase in cash and cash equivalents	9,923	41,272
Cash and cash equivalents at beginning of period	221,348	159,404
Cash and cash equivalents at end of period	$231,271	$200,676

Supplemental schedule of noncash investing and financing information
Issuance of common stock and exchange of stock options for business acquisition	$64,845	—
Fixed assets in accounts payable, accrued expenses and other current liabilities	$771	$182

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

(Formerly Avalanche Biotechnologies, Inc.)

September 30, 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Adverum Biotechnologies, Inc. (the “Company”, “we” or “us”) was incorporated in Delaware on July 17, 2006 as Avalanche Biotechnologies, Inc. and changed its name to Adverum Biotechnologies, Inc. on May 11, 2016. The Company is headquartered in Menlo Park, California. The Company is a gene therapy company committed to discovering and developing novel medicines that can offer potentially life-changing therapeutic benefit to patients suffering from chronic or debilitating and rare diseases. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies, early clinical trials, filing patent applications, obtaining regulatory agreements, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $175.5 million as of September 30, 2016. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations for at least the next 36 months.

On May 11, 2016, the Company completed the acquisition of all the outstanding shares of Annapurna Therapeutics SAS, a French simplified joint stock company (“Annapurna”), in accordance with the terms of the acquisition agreement (the “Agreement”) dated as of January 29, 2016, as amended on April 6, 2016. As a result, Annapurna is now a wholly owned subsidiary of the Company.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

2. Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company added the significant valuation accounting policies below as a result of the Annapurna acquisition in May 2016, and Editas revenue recognition policy related to the new license and collaboration agreement entered in August 2016.

Valuation of Long‑Lived Assets and Purchased Intangible Assets

The Company evaluates the carrying value of amortizable long‑lived assets, whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. If management’s assumptions about future operating results were to change as a result of events or circumstances, the Company may be required to record an impairment loss on these assets. No impairment indicators were noted for the Company’s amortizable long-lived assets, fixed assets, in the periods presented.

The Company also evaluates the carrying value of intangible assets (not subject to amortization) related to in‑process research and development (“IPR&D”) assets, which are considered to be indefinite‑lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D assets will not occur until the product reaches commercialization. During the period the assets are considered indefinite‑lived, they will be tested for impairment on an annual basis, as well as between annual tests if the Company become aware of any events occurring or changes in circumstances that would indicate that the fair values of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D assets would be deemed definite‑lived and would then be amortized based on their estimated useful lives at that point in time based on respective patent terms. If the related project is terminated or abandoned, the Company may have an impairment related to the IPR&D asset, calculated as the excess of its carrying value over fair value. The Company estimated fair value of IPR&D assets acquired in Annapurna transaction at the acquisition closing date, May 11, 2016. No impairment indicators were noted and no impairment charge was recorded at September 30, 2016.

Revenue Recognition

Collaboration and License Revenue - Editas Collaboration, Option and License agreement

In August 2016, the Company entered into a collaboration, option and license agreement with Editas. Refer to Note 6 for details of the agreement.  Under the terms of the agreement, the Company received initial payments of $1.0 million that included $0.5 million for research services.  As the agreement provides for multiple deliverables, the Company accounts for this agreement as a multiple elements revenue arrangement.  At the inception of the agreement, identified deliverables include research services, manufacturing of viral vectors for research, participation in joint research committee and exclusivity during the option period. These deliverables did not appear to have a standalone value and were combined into one unit of accounting. Options for each indication to license the Company’s AAV vector are considered substantive options and do not include significant incremental discounts. Therefore, they are not considered as deliverables under the Agreement.

The Company allocated the $1.0 million received to a single unit of accounting identified in the arrangement.  The Company expects to recognize $1.0 million ratably over the associated period of performance, which is the maximum research period of three years.  As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, the Company will recognize revenue on a straight-line basis. During the three months ended September 30, 2016, the Company recognized $56,000 as collaboration revenue.

Recently-Issued Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standard Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Companies may adopt ASU 2014-09 using a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations, ASU 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. The Company is evaluating the application of this ASU and method of adoption, but has not yet determined the potential effect it may have on the Company’s consolidated financial statements.

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

On May 11, 2016, the Company completed the acquisition of all outstanding equity interests of Annapurna. Annapurna is a privately held French limited liability company and has two wholly-owned subsidiaries, Annapurna, Inc. in the U.S. and Annapurna Therapeutics Limited in Ireland. Annapurna is a biopharmaceutical company focused on discovering and developing novel gene therapy products for people living with severe rare diseases. The primary reasons for the acquisition were to expand the technology platforms within the Company’s research and development portfolio and to apply the Company’s resources and expertise in gene vectors development to advance Annapurna’s programs through development and clinical trials. Annapurna’s results of operations and fair value of assets acquired and liabilities assumed are included in the Company’s condensed consolidated financial statements from the date of acquisition.

The purchase price consideration was estimated to be $64.8 million, which was based on the Company’s common stock closing price on NASDAQ on the acquisition closing date of $4.14 per share. A total of 14,087,246 shares of the Company’s common stock were issued to shareholders of Annapurna in exchange for all common and preferred stock outstanding at the closing date. Annapurna stockholders did not receive any fractional shares of the Company’s common stock in connection with the acquisition. Instead of receiving any fractional shares, each Annapurna stockholder was paid an amount in cash (without interest) equal to such fraction amount multiplied by the average 10 business days sale price of the Company’s common stock on NASDAQ from the acquisition date. Annapurna Series O preferred shares issued to founders were canceled prior to the acquisition date and were not included in the purchase price consideration. Vesting of certain of Annapurna’s options and unvested common stock shares was accelerated at the closing date. The fair value of awards related to the accelerated vesting of options and shares of $0.9 million was excluded from the purchase price consideration and included in the Company’s operating expenses post acquisition. A portion of the purchase price has been attributed to the exchange of Annapurna’s options and other rights to purchase capital stock outstanding at the acquisition closing date for corresponding common stock options of the Company at an exchange ratio of 9.54655.

The Company reserved 3,673,940 shares for the future exercise of the Company’s stock options. The total fair value of assumed Annapurna stock options and stock-based awards was estimated at $14.7 million on the acquisition date, using the Black-Scholes pricing model, assuming no dividends, expected volatilities of 80% and 89%, risk-free interest rates of 1.4% and 1.1%, and expected lives of six and ten years for employees and non-employees awards, respectively. Of the total fair value, $7.4 million has been attributed as pre-combination service and included as part of the total purchase price consideration. The post-combination attribution of $7.2 million will be recognized as compensation expense over the remaining requisite service period. The Company has included $1.1 million in stock-based compensation expense related to the vesting of exchanged stock options and day-one post combination compensation expenses related to the accelerated vesting of options and shares in its condensed consolidated statement of operations during the second quarter 2016.

Total purchase price consideration was estimated as follows (in thousands):

Fair value of common shares issued	$58,321
Fair value of the Company's common share options exchanged for Annapurna stock options and other awards attributable to pre-combination services	7,422
Less: value of common stock and options accelerated vesting at the closing date	(898)
Total purchase price consideration	$64,845

The transaction has been accounted for using the acquisition method based on ASC 805, Business Combinations, with Adverum identified as the acquirer, based on the existence of a controlling financial interest of the combined entities. Under the acquisition method, assets acquired and liabilities assumed were recorded at their estimated fair values as of May 11, 2016. Goodwill, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition closing date. Acquisition costs were expensed as incurred and recorded as general and administrative expenses. The Company recorded zero and $2.5 million of acquisition costs for the three-months and nine-months ended September 30, 2016, respectively.

Valuing certain components of the acquisition, primarily intangible assets acquired, deferred taxes, uncertain tax positions and accrued liabilities required us to make significant estimates that may be adjusted in the future; consequently, the fair value of identifiable assets acquired and liabilities assumed are considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. During the third quarter of 2016, as management continued its review of the valuation model, the Company recorded an adjustment to reduce the fair value of the acquired IPR&D asset by $450,000, to adjust the related deferred tax liability by $56,000, and to adjust recorded goodwill by $394,000. The adjusted preliminary allocation of total purchase price consideration is as follows (in thousands):

Cash	$3,449
Prepaid expenses and other assets	865
Property and equipment	185
Acquired intangible assets	16,200
Goodwill	49,514
Accounts payable	(1,118)
Accrued liabilities	(1,848)
Other noncurrent liabilities	(377)
Deferred tax liabilities	(2,025)
Total purchase price allocation	$64,845

The identifiable intangible assets acquired consist of IPR&D assets related to products in development, as summarized in the table below (in thousands):

IPR&D - Alpha-1 antitrypsin deficiency	$11,700
IPR&D - Hereditary angioedema	4,500
Total acquired intangible assets	$16,200

The fair value of each IPR&D asset is estimated using the income approach and calculated using cash flow projections adjusted for inherent risks regarding regulatory approval, promotion, and distribution, discounted at a rate of approximately 11.0%. The Company acquired two additional intangible assets relating to the Friedreich’s Ataxia (FA) and severe allergy programs, but the fair value of each of these assets was determined to be nominal and is not included in the total acquired intangible assets. All IPR&D intangible assets acquired are currently classified as indefinite-lived and are not currently being amortized. IPR&D asset becomes definite-lived upon the completion or abandonment of the associated research and development efforts, and will be amortized from that time over an estimated useful life based on respective patent terms. The fair value of each IPR&D asset will continue to be evaluated for impairment on an annual basis or more often if the Company identifies impairment indicators that would require earlier testing. Based on the preliminary fair values above, an amount of $49.5 million has been allocated to goodwill, which represents the excess of the purchase price over the fair values assigned to the net assets acquired. The full amount of the preliminary value of goodwill has been assigned to the entire Company, since management has determined that the Company has only one reporting unit. The goodwill is not deductible for tax purposes.

The amount of net loss of Annapurna included in the consolidated statements of operations from the acquisition date through the period ended September 30, 2016 was $1.2 million for the three months and $2.4 million for the nine months ended September 30, 2016. Annapurna did not generate any revenues prior or post acquisition.

The following table presents the unaudited pro forma results for the nine months ended September 30, 2016 and 2015. The pro forma financial information combines the results of operations of Adverum and Annapurna as though the businesses had been combined as of the beginning of fiscal 2015. The pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved in the current or any future periods.

	Nine Months Ended September 30,
	2016	2015
Pro forma information
Collaboration revenue	$967	$1,359
Net loss	$(95,167)	$(38,475)
Basic and diluted loss per share	$(2.31)	$(0.97)
Weighted-average common shares outstanding - basic and diluted	41,118	39,465

Pro-forma adjustments included the following:

•

Actual acquisition-related transaction costs of $2.5 million for nine months ended September 2016 were excluded from the 2016 pro forma results above. As these expenses were incurred prior to the closing of the acquisition, they were not included in the 2015 pro forma results.

•

Stock-based compensation expense related to the accelerated vesting associated with the acquisition of $0.9 million was excluded from the 2016 pro forma results and was recorded in the nine months ended September 30, 2015.

•	Stock-based compensation expense related to options granted to executives upon the acquisition closing of $0.2 million and $0.3 million was included in the 2016 and 2015 pro forma results above.
•

Interest expense related to convertible notes and changes in fair value of preferred stock warrants of $0.5 million for the nine months ended September 30, 2015 and $1.0 million for the nine months ended September 30, 2016, were excluded form 2015 and 2016 pro-forma results above, as the convertible notes and warrants were settled prior to the acquisition closing.

•	Bonuses paid in connection with closing of the acquisition in May 2016 of $0.4 million were excluded from the 2016 pro forma results and were recorded in the nine months ended September 30, 2015.

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

During the second quarter of 2016, the Company noted a continuing decrease in its stock price that resulted in the market capitalization being less than the carrying value of the Company’s net assets as of June 30, 2016. As the operating losses are expected to increase significantly in the following years due to continuing pre-clinical and expected clinical trials, the Company concluded that it is more likely than not that the fair value of the Company’s one reporting unit is less than its carrying value and as a result performed a step one goodwill impairment analysis.

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

The second step of the analysis includes allocating the calculated fair value (determined in the step one analysis) of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in an acquisition. That is, the estimated fair value of the reporting unit was allocated to all of the assets and liabilities as if the Company had been acquired and the estimated fair value was the purchase price paid. As part of this assessment the Company considered the preliminary valuation of Annapurna net assets acquired, excluding goodwill, as their fair value from May 11, 2016, the acquisition closing date, to June 30, 2016 did not change. The Company also noted that the fair value of current assets and liabilities approximates their carrying value due to their short-term nature, the Company’s cash and cash equivalent balance is higher than the fair value estimated in the step one analysis, and the fair value of fixed assets approximates their recorded value as most of the Company’s fixed assets are acquired in the last couple of years. Based on this analysis, the implied fair value of the goodwill was zero. Accordingly, the Company recorded a goodwill impairment charge of $49.1 million in the condensed consolidated statements of operations and comprehensive loss for the six month period ended June 30, 2016. During the third quarter of 2016, the Company recorded changes in acquired intangible assets, deferred tax liability, and goodwill as discussed above. This resulted in the additional goodwill impairment charge of $0.4 million recorded in the three months ended September 30, 2016. Total goodwill impairment charge was $49.5 million for the nine months ended September 30, 2016.

As the Annapurna purchase price allocation is preliminary and the amount of goodwill might change during the measurement period, the recorded impairment charge reflects the Company’s best estimate as of September 30, 2016.

The Company did not impair recorded IPR&D intangible assets, as there were no impairment indicators as of September 30, 2016.

4. Cash Equivalents and Marketable Securities

The Company did not hold any marketable securities as of September 30, 2016, all investments of $225.7 million were held in money market funds and are treated as cash equivalents.

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

As of December 31, 2015, the contractual maturities of the Company’s marketable securities were less than one year. The Company has not sold any securities prior to their maturities and so does not consider any losses on these investments to be other-than-temporarily impaired. There were no sales of available-for-sale securities in any of the periods presented.

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

There were no transfers within the hierarchy during the nine months ended September 30, 2016 and the year ended December 31, 2015. As of September 30, 2016, the Company has no Level 3 assets and one Level 3 liability.  As of December 31, 2015, the Company had no Level 3 assets or liabilities.

The following table summarizes, for assets recorded at fair value on a recurring basis, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

		Quoted Prices	Significant Other	Significant
	Total	In Active Markets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets:
Money market funds - cash equivalent	$225,735	$225,735	$—	$—
Total cash equivalents	$225,735	$225,735	$—	$—
Other noncurrent liability:
Financing arrangement	$74	$—	$—	$74

December 31, 2015
Assets:
Money market funds - cash equivalent	$208,588	$208,588	$—	$—
Certificates of deposit	1,680	—	1,680	—
U.S. treasury securities	15,042	—	15,042	—
U.S. government agency securities	21,010	—	21,010	—
Total cash equivalents and marketable securities	$246,320	$208,588	$37,732	$—

In August 2016, the Company entered into a financing arrangement with an independent third party for a total amount of $0.3 million. Under the terms of the financing arrangement, the Company may be required to repay up to $1.4 million, depending on the achievement of certain development and commercialization milestones.  The Company elected the fair value option to account for this financing arrangement.  The fair value of the financing arrangement was determined based on the expected value approach and is classified as Level 3 within the fair value hierarchy.  The key unobservable inputs in the valuation model include timing of milestones, probability of achievement of development and commercial milestones and a discount factor.

The following table presents quantitative information about the inputs and valuation methodologies used for the fair value measurements classified in Level 3 at the fair value hierarchy at September 30, 2016:

	Fair Value at		Significant
	September 30, 2016	Valuation	Unobservable	Weighted Average
	(in thousands)	Methodology	Input	(range, if applicable)
Financing arrangement	$74	Expected value approach	Milestone dates	2017 to 2023
			Discount rate	5.50%
			Percent probability of milestone achievements	18.2% to 80.0%

Non-financial assets such as intangible assets, property, plant, and equipment are evaluated for impairment and adjusted to their fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization.

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

University of California

In May 2010, the Company entered into a license agreement, as amended, with the Regents of the University of California (Regents) for exclusive rights in the U.S. to certain patents owned by the Regents. Under the terms of the agreement, the Company paid an upfront license fee of $100,000 and agreed to reimburse the Regents for patent-related expenses. The Company is obligated to pay the Regents royalties on net sales, if any, as well as an annual maintenance fee of $50,000 beginning in the calendar year after the first commercial sale of a licensed product and milestone payments related to the achievement of certain clinical and regulatory goals totaling up to $900,000 for the first indication and $500,000 for each additional indication for up to two additional indications. Through September 30, 2016, none of these goals had been achieved, and no milestones were payable.

Cornell University

In August 2014, as amended in December 2015, Annapurna entered into a master service agreement with Cornell University for assistance in regulatory affairs, overall project management and parameter development. Per the amended agreement, Annapurna will pay Cornell $13.3 million ratably over 4 years for these services, as services will be performed.

In December 2015, Annapurna Therapeutics Limited entered into three licensing agreements with Cornell University, pursuant to which Annapurna will advance its ANN-001, ANN-002 and ANN-004 programs, which were each based on gene-therapy programs initiated at the Department of Genetic Medicine at Weill Cornell. Under Adverum these programs will be ADVM-043, ADVM-053 and our program targeting severe allergy, respectively.

A1AT Deficiency License Agreement: Under this agreement, Annapurna Therapeutics Limited holds an exclusive license to certain technology related to alpha-1 antitrypsin (“A1AT”) deficiency and rights to an Investigational New Drug (“IND”) application to initiate clinical studies of gene therapy for A1AT.

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

Across these three license agreements, Cornell University is entitled to receive aggregate annual maintenance fees ranging from $30,000 to $300,000 per year, up to $16.0 million in aggregate milestone payments and royalties on sales in the low single-digits, subject to adjustments and minimum thresholds. In addition, under a master services agreement with Cornell University, Annapurna will utilize the university to scale production of gene therapies by manufacturing processes that the institution has already used to produce Good Manufacturing Practice (GMP) material for other gene-therapy trials. The Company accrued $1.1 million as of September 30, 2016 and recorded research and development expenses of $0.8 million for the three months ended September 30, 2016 and $1.3 million (post Annapurna’s acquisition) for the period from May 11, 2016 through September 30, 2016, related to Cornell agreements. No milestone payments were probable to achieve and none were recorded as of September 30, 2016.

Dr. Crystal, Chairman of Genetic Medicine, the Bruce Webster Professor of Internal Medicine and a Professor of Genetic Medicine and of Medicine at Weill Cornell, served as a consultant to Annapurna since inception and continues to provide services to the Company for the annual compensation of $0.3 million. Dr. Crystal also owns common shares of the Company and he does not have significant influence on the Company’s operations.

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

The Company accrued $75,000 as of September 30, 2016 and recorded expenses of $49,000 (post Annapurna’s acquisition) for the period May 11, 2016 through September 30, 2016, related to REGENXBIO agreements. No milestone payments were probable to achieve and none were recorded as of September 30, 2016.

Inserm Transfert

In July 2014, Annapurna entered into an agreement with Inserm Transfert whereby Annapurna holds an exclusive license to certain patents to develop, make, have made, use, import, offer for sale and sell or otherwise distribute products for the treatment of Friedreich’s ataxia and a non-exclusive license to certain other intellectual property related to the FA program. The Agreement was amended in October 2015 to increase the scope of the intellectual property under the licenses.  Under this agreement, Inserm Transfert is entitled to receive certain de minimis license payments,  certain development milestone payments  of up to approximately  €2.0 million in the aggregate and royalties on sales in the low single-digits, subject to adjustments. The Company accrued $140,000 relating to Inserm as of September 30, 2016 and recorded research and development expenses of $140,000 for the three months ended September 30, 2016 and for the period from May 11, 2016 through September 30, 2016, related to this agreement. No milestone payments were probable to achieve and none were recorded as of September 30, 2016.

Editas Medicine, Inc.

In August 2016, the Company entered into a collaboration, option and license agreement with Editas Medicine, Inc. (“Editas”) pursuant to which the Company and Editas will collaborate on certain studies using adeno-associated viral (AAV) vectors in connection with Editas’ genome editing technology and the Company will grant to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications. The Company received a $1.0 million non-refundable upfront payment, with $0.5 million of such payment to be credited against Editas’ obligation to fund research and development costs. Under the terms of the agreement, both the Company and Editas will be subject to exclusivity obligations.

Editas may exercise the option, with respect to a designated initial Indication, until the first anniversary of the effective date of the agreement.  With respect to the four other Indications, Editas may exercise the option until the third anniversary of the effective date, provided that the option will expire on the second anniversary of the effective date if Editas has not exercised the option with respect to the initial Indication or any other Indication by such date.  Upon each exercise of the option, Editas will pay the Company a $1.0 million fee per Indication.  If Editas elects to develop a product using certain of the Company’s proprietary vectors, the Company will be eligible to receive up to a mid-teen million dollar amount in development and commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

Unless early terminated, the agreement will be in effect until the later of the expiration of the option exercise period or the expiration of the royalty term of the last product.  At any time after the option is first exercised, Editas may terminate the Agreement for convenience in its entirety or on an indication-by indication or country-by-country basis, upon prior written notice to the Company.  The Company may also terminate the agreement if Editas challenges the Company’s patents relating to its proprietary vectors and does not withdraw such challenge within a defined period of time.  In addition, either party may terminate the agreement with written notice upon a bankruptcy of the other party or upon an uncured material breach by the other party.

7. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Computer equipment and software	$274	$234
Laboratory equipment	4,052	3,041
Furniture and fixtures	552	552
Leasehold improvements	1,518	351
Construction in progress	46	—
Total property and equipment	6,442	4,178
Less accumulated depreciation and amortization	(2,107)	(991)
Property and equipment, net	$4,335	$3,187

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2016 and 2015 was $453,000 and $241,000, respectively.  Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2016 and 2015 was $1.1 million and $506,000, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Employees’ compensation expenses	$2,364	$2,047
Accrued professional services	941	1,177
Accrued preclinical costs	1,992	642
Accrued clinical and process development costs	430	101
Other	50	40
Total accrued expenses and other current liabilities	$5,777	$4,007

9. Other non-current liabilities

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

In August 2015, BPI France granted Annapurna a €750,000 interest free conditional advance, of which €500,000 was drawn down as of December 31, 2015. The remaining €250,000 advance was not and is not expected to be drawn down on. Payments are scheduled in equal quarterly amounts of €25,000 from September 30, 2017 to June 30, 2022. This payment schedule will be modified if the Company will receive revenue from license or product sales before advances are paid in full. The Company calculated 7% imputed interest expense on these advances that was recorded as a discount at the issuance date. The discount is amortized as an interest expense over the life of the advances. As of September 30, 2016 the carrying value, which approximates the fair value, of the conditional advance was $381,000 and is recorded in other noncurrent liabilities and the Company recorded $11,000 interest expense from the acquisition closing date to September 30, 2016.

In July 2016, the Company entered into a sponsored research agreement with The Alpha-1 Project, Inc. (TAP) in which TAP will fund the Company’s A1AT research activities of up to $300,000. The Company may repay up to 4.5 times the received amount if and when certain product approval and sales milestones are achieved. During the third quarter, the Company received $100,000 and issued the common stock warrant for 10,000 shares exercisable anytime during five years from the issuance date at an exercise price of $4.33 per share. Warrants were valued at $26,000 at the issuance date and recorded as equity. Financing arrangement was recorded at estimated fair value of $74,000 in other noncurrent liabilities as of September 30, 2016. Refer to Note 5 for valuation details of this financing arrangement.

10. Commitments and Contingencies

Collaborations and License Agreements

In August 2014, as amended December 2015, Annapurna entered into a master service agreement with Cornell University for assistance in regulatory affairs, overall project management and parameter development. Per the amended agreement, Annapurna will pay Cornell $13.3 million ratably over 4 years for these services.

The Company is a party to various agreements, principally relating to licensed technology that requires payment of annual maintenance fees and future payments relating to milestones or royalties on future sales of specified products. Refer to Note 6 for further details. The Company expenses the annual maintenance fees on a straight-line basis and accrues the aggregate balances until invoiced or paid. Through September 30, 2016, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Since the achievement of these milestones is not fixed and determinable, such commitments have not been included in the Company’s condensed consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2016.

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

In July 2015, three securities class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Northern District of California, each on behalf of a purported class of persons and entities who purchased or otherwise acquired its publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Securities Exchange Act of 1934 (Exchange Act) and the Securities Act of 1933, as amended (Securities Act) and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs. An amended consolidated complaint was filed in February 2016. On November 3, 2016, the Court granted the Company’s motion to dismiss the consolidated complaint.  It set a deadline of December 2, 2016 for plaintiffs to file an amended consolidated complaint.

In December 2015, a securities class action lawsuit was filed against the Company, its board of directors, underwriters of its January 13, 2015, follow-on public stock offering, and two of its institutional stockholders, in the Superior Court of the State of California for the County of San Mateo. The complaint alleges that, in connection with the Company’s follow-on stock offering, the defendants violated the Securities Act in essentially the same manner alleged by the consolidated federal action: by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs. The plaintiff has dismissed the two institutional stockholder defendants. In August 2016, the Court denied the Company’s motion to stay without prejudice, denied the Company’s demurrer, and dismissed with leave to amend certain claims against the underwriter defendants.

The Company believes that the claims in the asserted actions are without merit and intends to defend the lawsuits vigorously. The Company expects to incur costs associated with defending the actions. While the Company has various insurance policies related to the risks associated with its business, including directors’ and officers’ liability insurance policies, there is no assurance that the Company will be successful in its defense of the actions, that its insurance coverage, which contains a self-insured retention, will be sufficient, or that its insurance carriers will cover all claims or litigation costs. Due to the inherent uncertainties of litigation, the Company cannot reasonably predict at this time the timing or outcomes of these matters or estimate the amount of losses, or range of losses, if any, or their effect, if any, on its condensed consolidated financial statements.

11. Stock Option Plans

The Company’s  2014 Equity Incentive Award Plan (2014 Plan) permits the issuance of stock options (options), restricted stock units (RSUs) and other types of awards to employees, directors, and consultants.

As of September 30, 2016, a total of 13,162,656 shares of common stock were authorized for issuance and 3,033,936 shares were available for future grants under the 2014 Plan.

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP). During the nine months ended September 30, 2016, 52,002 shares were issued under the 2014 ESPP and no shares were issued in the same period for 2015. A total of 675,383 shares of common stock have been reserved for issuance under the 2014 ESPP and 623,381 were available for issuance under the 2014 ESPP as of September 30, 2016.

The following table summarizes option activity under our stock plans and related information:

			Weighted-
	Number	Weighted-	Average Remaining	Aggregate
	of Options	Average Exercise	Contractual Life	Intrinsic Value (a)
	(in thousands))	Price	(In years)	(in thousands)
Balance at January 1, 2016	5,494	$8.75
Options granted	5,010	$1.27
Options exercised	(1,474)	$0.45
Options cancelled	(1,349)	$12.02
Balance at September 30, 2016	7,681	$4.90	8.3	$17,866
Vested and expected to vest as of September 30, 2016	7,557	$4.85	8.3	$17,838
Exercisable as of September 30, 2016	3,806	$3.89	7.4	$12,136

(a)	The aggregate intrinsic value is calculated as the difference between the option exercise price and the closing price of common stock of $4.11 per share as of September 30, 2016.

Options granted number includes the Company’s stock options for 3,673,940 common stock shares issued in exchange for Annapurna stock options at $0.21 exercise price per share. The weighted-average fair values of options granted and exchanged during the nine months ended September 30, 2016 and 2015 were $1.27 and $23.92, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 were $7.1 million and $11.2 million, respectively.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$1,608	$2,044	$5,748	$1,883
General and administrative	1,334	3,708	4,104	5,201
Total share-based compensation	$2,942	$5,752	$9,852	$7,084

Stock-based compensation expense included additional charges of 0.5 million and $1.5 million, recorded in general and administrative expense, and zero and $1.4 million, recorded in research and development expense, related to stock modifications in connection with separation agreements for four Company’s executive officers for the three and nine-months ended September 30, 2016, respectively.

Restricted Stock Units

Restricted stock units, or RSUs, are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The fair value of RSUs is based upon the closing sales price of our common stock on the grant date. RSUs granted to employees generally vest over a two-to-four year period.

The following table summarizes the RSUs activity under our stock plans and related information:

		Weighted-Average
	Number of	Grant-Date
	Units (in thousands)	Fair Value (in dollars)
Outstanding at December 31, 2015	632	$13.07
Granted	1,159	$4.59
Vested and released	(375)	$12.45
Forfeited	(493)	$7.11
Outstanding at September 30, 2016	923	$5.81

The total fair value of RSUs that vested for the nine months ended September 30, 2016 and 2015 was $4.0 million and $0.1 million, respectively. As of September 30, 2016, there was $3.9 million of unrecognized compensation cost related to unvested RSUs that the Company expects to recognize over a weighted-average period of 3.2 years.

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Option grants:
Expected volatility	81%	75%	81%	77%
Expected term (in years)	6.0	6.1	5.9	6.1
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.4%	1.8%	1.3%	1.7%

As of September 30, 2016, there was $12.6 million of unrecognized stock-based compensation expense related to employees’ awards that the Company expects to recognize over a weighted-average period of 3.1 years.

Stock Options Granted to Non-Employees

Stock-based compensation related to stock options granted to non-employees is measured and recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The following weighted-average assumptions were used in estimating non-employees’ stock-based compensation expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Option grants:
Expected volatility	84%	71%	83%	74%
Expected term (in years)	8.0	2.5	7.5	4.1
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.6%	0.7%	1.6%	1.0%

As of September 30, 2016, there was $2.1 million of unrecognized stock-based compensation expense related to non-employees’ awards that the Company expects to recognize over a weighted-average period of 2.7 years.

12. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the three months ended September 30, 2016 and 2015, the Company contributed $0.1 million and $0 to the 401(k) Plan, respectively. For the nine months ended September 30, 2016 and 2015, the Company contributed $0.2 million and $0.1 million to the 401(k) Plan, respectively.

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

We have excluded issued warrants for common stock, stock options and RSUs to purchase approximately 8.7 million and 5.8 million shares of our common stock that were outstanding as of September 30, 2016 and 2015, respectively, in the computation of diluted net loss per share attributable to common stockholders because their effect was antidilutive.

14. Subsequent Events

In October 2016, the Company announced the appointment of Amber Salzman, Ph.D., formerly the Company’s President and Chief Operating Officer, as Chief Executive Officer. Dr. Salzman joined Adverum as President and Chief Operating Officer in 2016 after the acquisition of Annapurna Therapeutics. Concurrently, Paul Cleveland, the Company’s former Chief Executive Officer, was appointed to Executive Chairman of the Board. Mr. Cleveland will remain the Company’s Principal Executive Officer.

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

Overview

We are a publicly traded gene therapy company committed to discovering and developing novel medicines that can offer potentially life-changing therapeutic benefit to patients living with rare diseases or diseases of the eye, who currently have limited or burdensome treatment options.  We have leveraged our next-generation adeno-associated virus (AAV)-based directed evolution platform to generate product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein after a single administration of therapy.  We have also acquired certain other gene therapy product candidates through our acquisition on May 11, 2016, of Annapurna Therapeutics SAS, a privately-held French gene therapy company (Annapurna).  Our core capabilities include clinical development expertise, vector optimization, process development, manufacturing technology expertise, and assay development.

We are focused on advancing our three lead gene therapy programs to address unmet needs in wet AMD and rare diseases alpha 1 antitrypsin (A1AT) deficiency and hereditary angioedema (HAE).  For wet AMD, we are moving forward with the preclinical development of new anti-VEGF gene therapy candidates, ADVM-022 and ADVM-032.  These intravitreally administered therapies, which utilize a proprietary vector, have the potential to minimize the treatment burden of frequent injections and maximize visual outcomes in patients living with this disease.  At two recent scientific meetings, we presented preclinical proof-of-concept data of these vectors’ anti-angiogenic effect in a laser-induced choroidal neovascularization (CNV) model, the industry standard.  These data are comparable to the anti-VEGF standard of care when evaluated in a model for the treatment of age-related macular degeneration. Based on these data, we plan to initiate toxicology studies for ADVM-022 and ADVM-032 in the first half of 2017.

Before focusing on these two new therapies for wet AMD, we were developing AVA-101 in a Phase 2a clinical trial in 32 patients with wet AMD.  In June 2015, we announced top-line results indicating we did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered (via surgical sub-retinal delivery) in the Phase 2a study.  As a result, we decided not to move forward with the Phase 2b clinical trial for AVA-101 with the current dose and invasive administration procedure and instead decided to move forward with the preclinical development of ADVM-022 and ADVM-032.

For our pipeline of gene therapies for rare diseases, we are advancing ADVM-043 (formerly known as ANN-001) for the treatment of alpha 1 antitrypsin deficiency (A1AT).  ADVM-043 is designed as a single administration treatment and may induce stable, long-term A1AT expression at therapeutic levels, as seen in a preclinical proof-of-concept study.  ADVM-043 has an open IND with the FDA, and we plan to meet with the agency in the first quarter of 2017 to review our development plan.  We plan to initiate patient enrollment in a Phase 1/2 trial in the fourth quarter of 2017.  Concurrently, we are upgrading ADVM-043’s manufacturing process to a baculovirus-based process and plan to transfer our third-party contract manufacturing for this product to a large-scale cGMP contract manufacturer with baculovirus-based manufacturing capabilities.

We are also advancing ADVM-053 (formerly known as ANN-002) to treat hereditary angioedema (HAE).  We plan to initiate toxicology studies for ADVM-053 in the first half of 2017. Our research programs include gene therapies targeting cardiomyopathy associated with Friedreich’s ataxia and severe allergy.  We also are developing other product candidates for the treatment of ophthalmic diseases, including AVA-311 for the treatment of juvenile X-linked retinoschisis (XLRS) as part of our research collaboration with Regeneron.

On May 11, 2016, we completed the acquisition of all of the outstanding shares of Annapurna and, as a result, Annapurna is now our wholly owned subsidiary.  At the closing of the acquisition, we issued 14,087,246 shares of our common stock to the shareholders of Annapurna, and the outstanding options or other rights to purchase capital stock of Annapurna were exchanged for options relating to shares of our common stock.

Upon completion of the Annapurna transaction, we changed our name to “Adverum Biotechnologies, Inc.”

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at September 30, 2016, we had an accumulated deficit of $175.5 million, primarily as a result of research and development, general and administrative expenses and the goodwill impairment charge.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from approved product sales, we have not yet generated any revenue from approved therapeutic product candidates.

We entered into our first license and development revenue generating agreement with Regeneron in May 2014. We entered into the collaboration, option and license agreement with Editas in August 2016 that also is a revenue agreement as discussed in Note 6, Significant Agreements, in the condensed consolidated financial statements included in this Form 10-Q.  We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we have used third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have a sales organization.

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

As of September 30, 2016, we had $231.3 million in cash and cash equivalents.  We believe that we have sufficient funds to continue operations for at least the next 36 months.

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

In August 2016, the Company entered into a collaboration, option and license agreement with Editas. Refer to Note 6 for details of the agreement.  Under the terms of the agreement, the Company received initial payments of $1.0 million that included $0.5 million for research services.  As the agreement provides for multiple deliverables, the Company accounts for this agreement as a multiple elements revenue arrangement.  At the inception of the agreement, identified deliverables include research services, manufacturing of viral vectors for research, participation in joint research committee and exclusivity during the option period. These deliverables did not appear to have a standalone value and were combined into one unit of accounting. Options for each indication to license the Company’s AAV vector are considered substantive options and do not include significant incremental discounts. Therefore, they are not considered as deliverables under the Agreement.

The Company allocated the $1.0 million received to a single unit of accounting identified in the arrangement.  The Company expects to recognize $1.0 million ratably over the associated period of performance, which is the maximum research period of three years.  As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, the Company will recognize revenue on a straight-line basis.  During the three months ended September 30, 2016, the Company recognized $56,000 as collaboration revenue.  The Company recognized $395,000 and $953,000 as revenue during the three months ended September 30, 2016 and 2015, respectively, and $967,000 and $1,359,000 as revenue during the nine months ended September 30, 2016 and 2015, respectively.  The Company recorded $8.5 million of deferred revenue, including $1.7 million as current deferred revenue, and $1.8 million as a receivable from collaborative partner as of September 30, 2016.

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

We received refundable tax credits from the Australian and French tax authorities in connection with certain research costs incurred by our subsidiaries conducting research in Australia and France. These refunds do not depend on our taxable income or tax position and therefore we do not account for them under an income tax accounting model. We recognize such refunds as government grants in the period when qualified expenses are incurred as a reduction of research expenses. We have recorded the reimbursement from the Australian and French tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss for the applicable period.  The Company recorded tax credits of $187,000 and $252,000 for the three and nine months ended September 30, 2016, respectively, and $17,000 and $113,000 for the three and nine months ended September 30, 2015, respectively.

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

Goodwill Impairment

As the Company recorded goodwill and IPR&D intangible assets upon the acquisition of Annapurna, the Company is required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently if indicators of impairment exist.  The Company operates as one reporting unit and goodwill was recorded to this reporting unit. The Company recorded goodwill impairment charge of $0.4 million and $49.5 million for the three and nine months ended September 30, 2016.

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

Refer to Note 2, Summary of Significant Accounting Policies of the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q for our significant valuation accounting policy as a result of the Annapurna acquisition in May 2016, and our revenue recognition policy related to the new collaboration, option and license agreement with Editas in August 2016.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015 (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Collaboration revenue	$395	$953	$(558)	$967	$1,359	$(392)
Operating expenses:
Research and development	8,362	7,523	839	23,772	18,270	5,502
General and administrative	6,146	7,631	(1,485)	19,578	16,733	2,845
Goodwill impairment charge	394	—	394	49,514	—	49,514
Total operating expenses	14,902	15,154	(252)	92,864	35,003	57,861
Operating loss	(14,507)	(14,201)	(306)	(91,897)	(33,644)	(58,253)
Other income, net	206	117	89	544	285	259
Total other income, net	206	117	89	544	285	259
Net loss	$(14,301)	$(14,084)	$(217)	$(91,353)	$(33,359)	$(57,994)

Revenue

Collaboration revenue decreased to $0.4 million for the three months ended September 30, 2016, from $1.0 million for the three months ended September 30, 2015, primarily due to the recognition of $0.8 million of revenue related to the delivery of the data package to Regeneron in the third quarter of 2015 off-set by $0.2 million related to license and research services that are deferred and recognized over maximum research terms under Regeneron and Editas agreements.

Collaboration revenue decreased to $1.0 million for the nine months ended September 30, 2016, from $1.4 million for the nine months ended September 30, 2015, primarily due to the recognition of $0.8 million of revenue related to the delivery of the data package to Regeneron in the third quarter of 2015 off-set by $0.4 million related to license and research services that are deferred and recognized over maximum research terms under Regeneron and Editas agreements.

Research and Development Expense

Research and development expense increased to $8.4 million for the three months ended September 30, 2016, from $7.5 million for the three months ended September 30, 2015, primarily due to $1.1 million increase in material production and preclinical expense as well as $0.2 million increase for outside services expense relating to toxicology, off-set by a $0.5 million decrease in stock-based compensation expense.

Research and development expense increased to $23.8 million for the nine months ended September 30, 2016, from $18.3 million for the nine months ended September 30, 2015, primarily due to a $3.8 million increase in stock-based compensation expenses, including $0.9 million relating to the accelerated vesting of Annapurna options and shares recorded after the acquisition closing and $1.4 million related to the accelerated vesting of executive stock options, $1.2 million increase for outside services expense related to toxicology studies expenses, $0.9 million increase in lab, material production and preclinical expenses, $0.7 million increase in facility and deprecation charges relating to build out of the laboratory space, partially offset by $0.6 million decrease in consulting and recruiting expenses and $0.5 million decrease in payroll related expenses.

For the periods presented, substantially all of our research and development expense related to Adverum development activities for AVA-101, for the treatment of wet AMD, and our other potential product candidates in our development program. Upon completion of the Annapurna acquisition in May 2016, we began incurring expenses related to Annapurna’s four development programs. We expect that research and development expenses will increase in future periods as we continue to invest in our pipeline products and preclinical studies relating to our gene therapies program.

General and Administrative Expense

General and administrative expense decreased to $6.1 million for the three months ended September 30, 2016, from $7.6 million for the three months ended September 30, 2015. The decrease in general and administrative expense was primarily due to $2.4 million decrease in stock-based compensation expense as a result of additional stock options modification expense recorded in the third quarter of 2015 and no such expense recorded in the comparable period of 2016, off-set by $0.6 million increase in severance-related expenses, and a $0.3 million increase in professional service fees.

General and administrative expense increased to $19.6 million for the nine months ended September 30, 2016, from $16.7 million for the nine months ended September 30, 2015. The increase in general and administrative expense was primarily due to increases of $2.4 million in consulting and professional service expenses relating to the Annapurna acquisition, $1.1 million in compensation and benefits, and $0.5 million in facilities allocation relating to new office space, off-set by $1.1 million decrease in stock-based compensation due to lower stock price.

We expect general and administrative expenses may increase in future periods if and to the extent we elect to increase our investment in infrastructure to support continued research and development activities and potential commercialization of our product candidates. We will continue to assess such expenses in conjunction with ongoing consideration of our pipeline of product candidates.

Goodwill Impairment Charge

During the quarter ended June 30, 2016, we noted a continuing decrease in our stock price that resulted in our market capitalization being less than the carrying value of our net assets as of June 30, 2016. As our operating losses are expected to increase in the following years due to continuing pre-clinical and  expected clinical trials, we concluded that it is more likely than not that the fair value of the Company’s one reporting unit is less than its carrying value and concluded to perform a goodwill impairment analysis. We performed a two-step goodwill impairment analysis and recorded a preliminary $0.4 million and $49.5 million goodwill impairment charge in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016.

Other income, Net

Other income, net is comprised mainly of interest income on our cash and investment in marketable securities in 2016 and 2015.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and at September 30, 2016, we had an accumulated deficit of $175.5 million, primarily as a result of research and development and general and administration expenses and the goodwill impairment charge. As of September 30, 2016, we had $231.3 million in cash and cash equivalents and no marketable securities. We believe that our existing cash and cash equivalents as of September 30, 2016, will be sufficient to fund our operations for at least the next 36 months.

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
•

the outcome, timing of and costs involved in, seeking and obtaining approvals from the U.S. Food and Drug Administration (FDA) and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies than those that we currently expect;

•	the ability of our product candidates to progress through clinical development activities successfully;
•	our need to expand our research and development activities;
•	the cost of preparing to manufacture our products on a larger scale;
•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;
•	the degree and rate of market acceptance of any products launched by us or future partners;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	our ability to hire and retain current additional personnel;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and any clinical trials. We may also be required to sell or license other technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(30,024)	$(26,212)
Net cash provided by (used in) investing activities	39,699	(71,631)
Net cash provided by financing activities	353	139,135
Effect of foreign currency exchange rate	(105)	(20)
Net increase in cash and cash equivalents	$9,923	$41,272

Cash Used in Operating Activities

During the nine months ended September 30, 2016, net cash used in operating activities was $30.0 million, primarily as a result of the net loss of $91.4 million offset by the following non-cash charges: $49.5 million goodwill impairment charge, $9.9 million stock-based compensation expense, $1.1 million depreciation and amortization expense and $0.8 million for net increase in operating assets and liabilities.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016, was $39.7 million and primarily relates to the maturities of marketable securities of $37.7 million, $3.5 million of cash acquired in the acquisition of Annapurna, offset by $1.5 million purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2015, was $71.6 million and primarily relates to the purchases marketable securities of $88.4 million and the purchases of property and equipment of $2.8 million, offset by cash received from maturities of marketable securities of $19.6 million. The purchases of property and equipment consisted primarily of acquisition of laboratory equipment to support our research and development activities.

Cash Provided by Financing Activities

The net cash provided by financing activities during the nine months ended September 30, 2016, of $0.4 million relates to $0.7 million from proceeds relating to the exercise of options for common shares and ESPP purchase, off-set by $0.5 million in taxes paid relating to net share settlement of restricted stock units and $0.1 million relating to funds received from financing arrangement.

The net cash provided by financing activities during the nine months ended September 30, 2015, of $139.1 million was primarily related to $130.6 million net proceeds from our follow-on offering and $8.3 million from sale of common shares.

Contractual Obligations and Commitments

In August 2014, as amended in December 2015, Annapurna entered into a master service agreement with Cornell University for assistance in regulatory affairs, overall project management and parameter development. Per the amended agreement, Annapurna will pay Cornell $13.3 million ratably over 4 years for these services.

In August 2015, BPI France granted Annapurna a €750,000 interest free conditional advance, of which €500,000 was received as of December 31, 2015. The remaining €250,000 advance was not and is not expected to be drawn down on. Payments are scheduled in equal quarterly amounts of €25,000 from September 30, 2017 to June 30, 2022. This payment schedule will be modified if the Company will receive revenue from license or product sales before advances are paid in full.  The Company calculated 7% imputed interest expense on these advances that was recorded as a discount at the issuance date and is amortized as an interest expense over the life of the advances. As of September 30, 2016 the carrying value of the conditional advance was $381,000.

In July 2016, the Company entered into a sponsored research agreement with The Alpha-1 Project, Inc. (TAP) in which TAP will fund the Company’s A1AT research activities of up to $300,000. The Company may repay up to 4.5 times the received amount for which the Company may make contingent milestone payments up to $1.4 million in the future. The Company accounted for the TAP agreement as a debt financial instrument at fair value of $74,000.  During the third quarter, the Company received $100,000 and the estimated fair value of $74,000 was recorded as other noncurrent liabilities as of September 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended September 30, 2016. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including the Principal Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Principal Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2015, three securities class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California, each on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Exchange Act and Securities Act and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs. An amended consolidated complaint was filed in February 2016. On November 3, 2016, the Court granted the Company’s motion to dismiss the consolidated complaint.  It set a deadline of December 2, 2016 for plaintiffs to file an amended consolidated complaint.

In December 2015, a securities class action lawsuit was filed against us, our board of directors, underwriters of our January 13, 2015, follow-on public stock offering, and two of our institutional stockholders, in the Superior Court of the State of California for the County of San Mateo. The complaint alleges that, in connection with our follow-on stock offering, the defendants violated the Securities Act in essentially the same manner alleged by the consolidated federal action: by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs. The plaintiff has dismissed the two institutional stockholder defendants. In August 2016, the Court denied the Company’s motion to stay without prejudice, denied the Company’s demurrer, and dismissed with leave to amend certain claims against the underwriter defendants.

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

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and all information set forth in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2016 and June 30, 2016, and this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Reports on Form 10-Q for the periods ending March 31, 2016, and June 30, 2016, other than as set forth below. The below risk factors originally appeared in our Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q for the periods ending March 31, 2016 and June 30, 2016, and have been updated.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. Annapurna has also incurred significant operating losses since inception. As of September 30, 2016, on a pro forma basis, the combined company had an accumulated deficit of $175.5 million. Our losses have resulted primarily from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses.

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

In the second quarter of 2016, following analysis of the data generated in our Phase 2a clinical study of AVA-101, additional preclinical studies, and analysis of promising preclinical data evaluating different anti-VEGF compounds in non-human primate studies, we decided to discontinue development of AVA-101 and instead continue pre-clinical development of new anti-VEGF candidates, ADVM-022 and ADVM-032, focused on intravitreal delivery and utilizing a proprietary vector.

We expect to initiate clinical studies for ADVM-043 (formerly ANN-001), in the fourth quarter of 2017. Our other product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. As a result of our decision to discontinue AVA-101 and focus on our other, preclinical stage product candidates, commercialization of our first product candidate may be delayed, and we may not be able obtain funding in the future on favorable terms, or at all, that will be necessary to continue our business, or generate sufficient revenue to continue our business.

Our business will depend substantially on the success of one or more of our product candidates, which are still in preclinical development. If we are unable to commercialize our product candidates or if we experience significant delays in obtaining regulatory approval for, or commercializing, any or all of our product candidates, our business may be materially harmed.

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, manufacturing bridging studies and process validation and regulatory approval prior to commercialization. In the second quarter of 2016, we decided to discontinue development of our one product candidate that had been the focus of advanced development efforts, AVA-101. We expect to initiate clinical studies for our most advanced product candidate, ADMV-043, in the fourth quarter of 2017, and we are continuing pre-clinical development of our other product candidates. It is critical to our business to successfully develop and obtain ultimate regulatory approval for one or more of these product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

We intend to initiate clinical trials for Annapurna’s most advanced rare disease product candidate, ADVM-043, in the fourth quarter of 2017 and accordingly we expect this to be our next product candidate to enter clinical development. Identifying and qualifying subjects to participate in clinical studies of ADVM-043 and our other product candidates will be critical to our success. The timing of future clinical studies will depend on the speed at which we can recruit subjects to participate in future testing of these product candidates.

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

In particular, each of the conditions for which we plan to evaluate product candidates acquired in the Annapurna transaction are rare genetic disorders with limited patient pools from which to draw for clinical studies. ADVM-043 is focused on the treatment of patients with A1AT deficiency. It is estimated that A1AT deficiency affects approximately 100,000 patients in the United States. ADVM-053 (formerly ANN-002) is focused on the treatment of patients with hereditary angioedema (HAE). The prevalence of HAE is estimated to be 1 in 10,000 to 1 in 50,000, with approximately 10,000 patients diagnosed across major markets. ADVM-063 (formerly ANN-003) is focused on the treatment of patients with Friedreich’s Ataxia (FA). It is estimated that FA affects approximately 5,000 people in the United States and approximately 5,000 to 10,000 people in Europe. In addition, we and our collaboration partner, Regeneron, are developing AVA-311 for the treatment of X-linked retinoschisis (XLRS), an orphan indication. Enrollment of eligible subjects with orphan diseases may be limited or slower than we anticipate in light of the small subject populations involved. We plan to seek initial marketing approval of these product candidates in the United States and Europe and we may not be able to initiate clinical studies if we cannot enroll a sufficient number of eligible subjects to participate in the clinical studies required by the FDA or the EMA or other regulatory agencies. In addition, the process of finding and diagnosing subjects may prove costly.

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

We currently have relationships with limited number of suppliers for the manufacturing of our viral vectors and product candidates. Our suppliers may require licenses to manufacture such components if such processes are not owned by the suppliers or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities. All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturer for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with current Good Manufacturing Practice (cGMP). These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facilities or those of our third-party contractors involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If the facility does not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

In addition, we recently decided to upgrade the ADVM-043 manufacturing process by implementing our proprietary baculovirus-based production system and transferring the third-party contract manufacturing for ADVM-043 to a large-scale contract manufacturer.  If we have difficulties or experience delays in transferring manufacturing to such third-party contract manufacturer, the planned initiation of our Phase 1/2 clinical trial for ADVM-043 in the fourth quarter of 2017 could be delayed.

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

Paul B. Cleveland was appointed Executive Chairman of the Board in October 2016 after joining as our President and Chief Executive Officer in December 2015. Amber Salzman, Ph.D. was appointed as our Chief Executive Officer in October 2016 after joining as our President and Chief Operating Officer, following the completion of the transaction with Annapurna in May 2016. In addition, Leone Patterson joined us as our Chief Financial Officer in June 2016. Our future performance will depend, in part, on our ability to successfully transition Mr. Cleveland and Dr. Salzman into their new roles, otherwise integrate newly hired executive officers, including Dr. Salzman and Ms. Patterson, into our management team and develop an effective working relationship among senior management. Our failure to transition and integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. Moreover, Dr. Salzman is based in Philadelphia, and her location outside of our Menlo Park headquarters may make her integration into our organization more challenging.

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

Our current management team has only been working together for a relatively short period of time and some of our current executive team, including Executive Chairman of the Board Paul B. Cleveland, Chief Executive Officer Amber Salzman, Ph.D., and Chief Financial Officer Leone Patterson, have been employed by us for less than a year. In addition, we may continue to expand our management team in the future. Our future performance will depend, in part, on our ability to successfully integrate recently and subsequently hired executive officers into our management team and their ability to develop and maintain an effective working relationship. Our failure to integrate these individuals with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. Moreover, Dr. Salzman is based in Philadelphia, and her location outside of our Menlo Park headquarters may make her integration into our organization more challenging. In addition to the competition for personnel, the San

Francisco Bay Area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

We have discontinued development of AVA-101, and so we will not use approximately $20 million of our net proceeds from the IPO to fund Phase 3 research and development startup activities for our AVA-101 study, as we had described in our final prospectus filed with the SEC on July 31, 2014 pursuant to Rule 424(b) of the Securities Act. Instead, we have reallocated such proceeds to fund research and development expenses for other product candidates in our pipeline.

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

Date: November 08, 2016	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Paul B. Cleveland
Paul B. Cleveland
Executive Chairman of the Board and Principal Executive Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1‡	Collaboration, Option and License Agreement with Editas Medicine, Inc., dated August 8, 2016.

31.1	Certification of Principal Executive Officer, as required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, as required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Chief Financial Officer, as required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

‡	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.