Form 10-Q/A
period 2016-09-30
Adverum Biotechnologies, Inc.
filed 2017-04-05
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Adverum Biotechnologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) for the quarter ended September 30, 2016 (the “Original 10-Q”), originally filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 8, 2016, as an exhibit-only filing in response to comments received from the staff of the SEC regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Original 10-Q. This Amendment is being filed solely to refile Exhibit 10.1 to the Original 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment, and because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment is limited in scope to the items identified above. This Amendment does not reflect events occurring after the filing of the Original 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure in the Original 10-Q, including those that may have been affected by subsequent events. This Amendment should be read in conjunction with the Original 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Original 10-Q.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1‡	Collaboration, Option and License Agreement with Editas Medicine, Inc., dated August 8, 2016.

31.1	Certification of Principal Executive Officer, as required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, as required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer, as required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

‡	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the SEC.
*	Previously filed with the Original 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2017	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Leone Patterson
Leone Patterson
Chief Financial Officer (Principal Financial and Accounting Officer)