Form 10-Q
period 2017-03-31
Adverum Biotechnologies, Inc.
filed 2017-05-09
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017 there were 42,869,161 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,569	$222,170
Short-term investments	137,934	—
Receivable from collaborative partner	—	886
Prepaid expenses and other current assets	3,137	2,218
Total current assets	212,640	225,274
Property and equipment, net	4,149	4,169
Deposit and other long-term assets	140	140
Intangible assets	5,000	5,000
Total assets	$221,929	$234,583
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,383	$1,474
Restructuring liabilities	—	25
Accrued expenses and other current liabilities	6,630	6,451
Deferred rent, current portion	103	96
Deferred revenue, current portion	1,850	1,850
Total current liabilities	11,966	9,896
Long-term liabilities:
Deferred rent, net of current portion	325	352
Deferred revenue, net of current portion	6,637	7,099
Deferred tax liability	1,250	1,250
Other noncurrent liabilities	370	386
Total liabilities	20,548	18,983
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2017 and December 31, 2016; 42,780,255 and 41,805,009 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	415,603	413,518
Accumulated other comprehensive loss	(212)	(7)
Accumulated deficit	(214,014)	(197,915)
Total stockholders’ equity	201,381	215,600
Total liabilities and stockholders’ equity	$221,929	$234,583

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Collaboration revenue	$462	$265
Operating expenses:
Research and development	9,061	7,455
General and administrative	7,989	8,318
Total operating expenses	17,050	15,773
Operating loss	(16,588)	(15,508)
Other income (expense), net
Other income (expense), net	489	116
Total other income (expense), net	489	116
Net loss	$(16,099)	$(15,392)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(88)	6
Foreign currency translation adjustment	(118)	14
Comprehensive loss	$(16,305)	$(15,372)
Net loss per share attributable to common stockholders-basic and diluted	$(0.38)	$(0.57)
Weighted-average common shares outstanding-basic and diluted	42,144	27,095

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(16,099)	$(15,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	516	320
Stock-based compensation expense	1,896	4,084
Non-cash research and development expense	2	—
Amortization of premium and accrued interest on marketable securities	87	—
Changes in operating assets and liabilities:
Receivable from collaborative partner	886	(668)
Prepaid expenses and other current assets	(437)	441
Accounts payable	1,610	(140)
Accrued expenses and other current liabilities	229	(676)
Restructuring liabilities	(25)	(964)
Deferred revenue	(462)	853
Deferred rent	(20)	(11)
Net cash used in operating activities	(11,817)	(12,153)
Cash flows from investing activities:
Maturities of investments	—	37,738
Purchases of investments	(138,591)	—
Purchases of property and equipment	(263)	(122)
Net cash provided by (used in) investing activities	(138,854)	37,616
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to option exercises	187	262
Net cash provided by financing activities	187	262
Effect of foreign currency exchange rate on cash and cash equivalents	(117)	9
Net increase (decrease) in cash and cash equivalents	(150,601)	25,734
Cash and cash equivalents at beginning of period	222,170	221,348
Cash and cash equivalents at end of period	$71,569	$247,082

Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$413	$576

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

March 31, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Adverum Biotechnologies, Inc. (the “Company”, “we” or “us”) was incorporated in Delaware on July 17, 2006 as Avalanche Biotechnologies, Inc. and changed its name to Adverum Biotechnologies, Inc. on May 11, 2016. The Company is headquartered in Menlo Park, California. The Company is a gene therapy company advancing novel medicines that can offer life-changing benefits to patients living with serious rare and ocular diseases. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies and, early clinical trials, filing patent applications, obtaining regulatory agreements, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $214.0 million as of March 31, 2017. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations through the end of 2019.

On May 11, 2016, the Company completed the acquisition of all the outstanding shares of Annapurna Therapeutics SAS, a French simplified joint stock company (“Annapurna”). As a result, Annapurna is now a wholly owned subsidiary of the Company.

Upon completion of the acquisition of Annapurna, the Company changed its name to “Adverum Biotechnologies, Inc.”. The Company’s shares of common stock listed on The NASDAQ Global Market, previously trading through the close of business on Wednesday, May 11, 2016 under the ticker symbol “AAVL,” commenced trading on The NASDAQ Global Market under the ticker symbol “ADVM” on Thursday, May 12, 2016.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

2. Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting Standard Update Recently Adopted — In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-9, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification in the consolidated statement of cash flows. During the three months ended March 31, 2017, the Company adopted ASU 2016-09. The Company elected to account for forfeitures as they occur using a modified retrospective transition method, which requires the Company to record cumulative-effect adjustment to accumulated deficit, and determined that the cumulative impact associated with this election was immaterial and that the adoption of other provisions within ASU 2016-09 did not have significant impact on the condensed consolidated financial statements.

Recently-Issued and Not Yet Adopted Accounting Pronouncements — In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern and to provide disclosures if necessary. Management will be required to perform the evaluation within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The accounting standard update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. This ASU is effective for the Company in the first quarter of 2017. The adoption of this standard did not materially impact the Company’s condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations, ASU 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 Technical Corrections and Improvement to Topic 606 – Revenue from Contracts with Customers, respectively. The ASU will be effective for the Company in the first quarter of 2018. Preliminarily, the Company intends to adopt the new standard in the first quarter of 2018 using the retrospective approach noted in (ii) above. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the current guidance on the classification and measurement of financial instruments. Although this ASU retains many current requirements, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. This ASU will be effective for the Company in the first quarter of 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. The adoption of this standard is not expected to have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases, which amends the current guidance on leasing activities to provide more transparency and comparability, and requires that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, which are currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. This ASU will be effective for the Company in the first quarter of 2019 and early adoption is permitted. The ASU requires adoption based upon a modified retrospective transition approach. The company has not yet selected a transition method, has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. The new standard is effective for fiscal years beginning after December 15, 2020 and interim periods beginning after December 15, 2021 with early adoption permitted. This ASU will be effective for the Company in the first quarter of 2021 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. This ASU will be effective for the Company in the first quarter of 2018 and early adoption is permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. This ASU will be effective for the Company in the first quarter of 2018 and early adoption is permitted. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of these standards on its condensed consolidated financial statements and related disclosures.

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

The purchase price consideration was $64.8 million, which was based on the Company’s common stock closing price on NASDAQ on the acquisition closing date of $4.14 per share. A total of 14,087,246 shares of the Company’s common stock were issued to shareholders of Annapurna in exchange for all common and preferred stock outstanding at the closing date. Annapurna stockholders did not receive any fractional shares of the Company’s common stock in connection with the acquisition. Instead of receiving any fractional shares, each Annapurna stockholder was paid an amount in cash (without interest) equal to such fraction amount multiplied by the average 10 business days sale price of the Company’s common stock on NASDAQ from the acquisition date. Annapurna Series O preferred shares issued to founders were canceled prior to the acquisition date and were not included in the purchase price consideration. Vesting of certain of Annapurna’s options and unvested common stock shares was accelerated at the closing date. The fair value of awards related to the accelerated vesting of options and shares of $0.9 million was excluded from the purchase price consideration and included in the Company’s operating expenses post acquisition.

A portion of the purchase price was attributed to the exchange of Annapurna’s options and other rights to purchase capital stock outstanding at the acquisition closing date for corresponding common stock options of the Company at an exchange ratio of 9.54655.

The Company reserved 3,673,940 shares for the future exercise of the Company’s stock options. The total fair value of assumed Annapurna stock options and stock-based awards was estimated at $14.7 million on the acquisition date, using the Black-Scholes pricing model, assuming no dividends, expected volatilities of 80% and 89%, risk-free interest rates of 1.4% and 1.1%, and expected lives of six and ten years for employees and non-employees awards, respectively. Of the total fair value, $7.4 million was attributed as pre-combination service and included as part of the total purchase price consideration. The post-combination attribution of $7.2 million is recognized as compensation expense over the remaining requisite service period. The Company included $0.9 million in stock-based compensation expense related to the vesting of exchanged stock options and day-one post combination compensation expenses related to the accelerated vesting of options and shares in its condensed consolidated statement of operations during the three months ended June 30, 2016.

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

The transaction was accounted for using the acquisition method based on ASC 805, Business Combinations, with Adverum identified as the acquirer, based on the existence of a controlling financial interest of the combined entities. Under the acquisition method, assets acquired and liabilities assumed were recorded at their estimated fair values as of May 11, 2016. Goodwill, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition closing date. Goodwill represented expected synergies of two combined companies. Acquisition costs of $2.5 million were expensed as incurred and recorded as general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2016.

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

The fair value of each IPR&D asset is estimated using the income approach and calculated using cash flow projections adjusted for inherent risks regarding regulatory approval, promotion, and distribution, discounted at a rate of approximately 11.0%. The Company acquired two additional intangible assets relating to the Friedreich’s Ataxia (FA) and severe allergy programs, but the fair value of each of these assets was determined to be nominal and is not included in the total acquired intangible assets. All IPR&D intangible assets acquired are currently classified as indefinite-lived and are not currently being amortized. During the year ended December 31, 2016, the Company recorded $11.2 million of IPR&D impairment charge related to these intangible assets.

Goodwill, which represents the excess of the purchase price over the fair values assigned to the net assets acquired, was estimated in the amount of $49.5 million on the acquisition date. The full amount of the preliminary value of goodwill has been assigned to the entire Company, since management has determined that the Company has only one reporting unit. The goodwill is not deductible for tax purposes. During the three months ended June 30, 2016, goodwill was fully impaired.

The pro forma financial information combines the results of operations of Adverum and Annapurna as though the businesses had been combined as of the beginning of fiscal 2016. The pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved in the current or any future periods. The following table presents the unaudited pro forma results for the three months ended March 31, 2016 (in thousands, except per share data).

Three Months Ended March 31,
2016
Pro forma information
Collaboration revenue	$265
Net loss	$(18,265)
Basic and diluted loss per share	$(0.45)
Weighted-average common shares outstanding - basic and diluted	40,693

Pro-forma adjustments included the following:

•

Actual acquisition-related transaction costs of $1.9 million for the three months ended March 31, 2016 were excluded from pro forma results above as these expenses were incurred prior to the closing of the acquisition.

•	Stock-based compensation expense related to options granted to executives upon the acquisition closing of $0.1 million was included in the pro forma results above.
•

Interest expense related to convertible notes and changes in fair value of preferred stock warrants of $0.5 million for the three months ended March 31, 2016 were excluded from the pro-forma results above, as the convertible notes and warrants were settled prior to the acquisition closing.

The unaudited condensed pro forma information does not include any anticipated synergies that may be achievable subsequent to the date of acquisition.

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s available-for-sale securities as of March 31, 2017 (in thousands):

	March 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
Money market funds	$10,871	$—	$—	$10,871
Certificates of deposit	12,215	—	—	12,215
Commercial paper	53,750	—	—	53,750
U.S. government agency	56,504	2	(43)	56,463
Corporate bonds	73,352	5	(51)	73,306
Total cash equivalents and short-term investments	206,692	7	(94)	206,605
Less: cash equivalents	(68,673)	—	2	(68,671)
Total short-term investments	$138,019	$7	$(92)	$137,934

The following table is a summary of the cost and estimated fair value of the Company’s available-for-sale securities based on stated effective maturities as of March 31, 2017 (in thousands):

	March 31, 2017
	Amortized Cost Basis	Estimated Fair Value
Mature within one year	$161,234	$161,182
Mature after one year to three years	45,458	45,423
Total cash equivalents and short-term investments	$206,692	$206,605

As of December 31, 2016, all of the Company’s investments were held in money market funds and were treated as cash equivalents. Management determined that the gross unrealized losses of $0.1 million on the Company’s available-for-sale securities as of March 31, 2017 were temporary in nature. Therefore, none of the Company’s available-for-sale securities were other-than-temporarily impaired as of March 31, 2017.

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

The fair value of Level 1 securities are determined using quoted prices in active markets for identical assets. Level 1 securities consist of highly liquid money market funds. Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. government and agency securities, commercial paper, corporate bonds and certificate of deposit are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of a financing arrangement entered in 2016.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three months ended March 31, 2017.

The following table summarizes, for assets recorded at fair value on a recurring basis, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

		Quoted Prices	Significant Other	Significant
	Total	In Active Markets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets:
Money market funds	$10,871	$10,871	$—	$—
Certificates of deposit	12,215	—	12,215	—
Commercial paper	53,750	—	53,750	—
U.S. government agency	56,463	—	56,463	—
Corporate bonds	73,306	—	73,306	—
Total cash equivalents and short term investments	$206,605	$10,871	$195,734	$—

Other noncurrent liability:
Financing arrangement	$74	$—	$—	$74

December 31, 2016
Assets:
Money market funds	$215,916	$215,916	$—	$—
Total cash equivalents	$215,916	$215,916	$—	$—

Other noncurrent liability:
Financing arrangement	$74	$—	$—	$74

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

The Company has paid the Regents a license fee of $100,000. The Company is also obligated to make milestone payments totaling up to $900,000 upon reaching certain stages of development of the licensed products for one indication, and totaling up to $500,000 for each subsequent indication for which licensed products are developed, for up to a maximum of two additional indications. Through March 31, 2017, none of these goals had been achieved, and no milestones were payable. The Company must pay the Regents a low single-digit royalty on net sales of the licensed products by the Company or its sublicensees, subject to a minimum annual royalty payment of $50,000 beginning in the calendar year after the first commercial sale of a licensed product, until the patent rights upon which such royalties are based expire or are held invalid, which is currently expected to occur in 2020, subject to any potential patent term extensions. The Company is obligated to reimburse the Regents for expenses associated with the prosecution and maintenance of the licensed patents. Finally, the Company is obligated to pay the Regents a mid-teen percentage of non-royalty licensing revenue that the Company receives from sublicensees.

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

On February 23, 2017, Regeneron notified us that, pursuant to the terms of the research collaboration and license agreement, it is extending the research term of the collaboration for an additional three years, through May 1, 2020.

Under our research, collaboration and license agreement with Regeneron, we are required to have a mutually agreed-on research plan with Regeneron in order to invoice Regeneron for services performed. We do not currently have a research plan in place, and, consequently, we are not currently receiving any reimbursements from Regeneron.

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

Editas may exercise the option, with respect to a designated initial Indication, until the first anniversary of the effective date of the agreement. With respect to the four other Indications, Editas may exercise the option until the third anniversary of the effective date, provided that the option will expire on the second anniversary of the effective date if Editas has not exercised the option with respect to the initial Indication or any other Indication by such date. Upon each exercise of the option, Editas will pay the Company a $1.0 million fee per Indication. If Editas elects to develop a product using certain of the Company’s proprietary vectors, the Company will be eligible to receive up to $15.5 million in development and commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

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

Cornell University—The Company had been a party to a master service agreement (MSA) with Cornell University (Cornell) originally established in August 2014 and amended in December 2015. In December 2016, the Company informed Cornell that the Company decided to terminate the MSA for material breach, effective January 6, 2017. Cornell has informed the Company that it disputes the validity of the Company’s termination of the MSA. Although the Company intends to defend the validity of its termination of the MSA, the Company is recording $2.3 million of estimated costs associated with the termination of the MSA. This MSA included services relating to the Company’s gene therapy programs ADVM-043, ADVM-053 and severe allergy. The Company’s three licensing agreements with Cornell for these programs remain unchanged.

The decision to terminate the MSA is a result of Cornell’s failure to deliver therapeutic material of ADVM-043 suitable for use in human patients. As a result of this decision, the Company has contracted with a large-scale contract manufacturing organization that complies with current good manufacturing practice industry standards and can produce product quantities for both the Company’s planned clinical trials and potential commercial supply. This is part of the Company’s planned upgrade of the manufacturing process for ADVM-043, implementing its proprietary, highly-scalable baculovirus-based production system, in advance of the Company’s plans to begin patient enrollment in a Phase 1/2 clinical trial for ADVM-043 in the fourth quarter of 2017.

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

Unless earlier terminated, this license agreement will be in effect on a country-by-country, licensed product-by-licensed product basis until the expiration, lapse, abandonment, or invalidation of the last claim of the licensed intellectual property to expire, lapse, or become abandoned or unenforceable for the applicable licensed product. Annapurna Therapeutics Limited may terminate this license agreement for any reason upon six months’ prior written notice. REGENXBIO may terminate this license agreement if Annapurna Therapeutics Limited is a specified number of days late in paying money due under the license agreement, or if Annapurna Therapeutics Limited, its affiliates, or any sublicensees become insolvent or, effective immediately, if they commence any action against REGENEXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate this license agreement for material breach if such breach is not cured within a specified number of days.

In April 2017, the Company notified REGENXBIO that Annapurna Therapeutics Limited has exercised its right to terminate the license agreement for any reason upon six months’ prior written notice. The termination will be effective in October 2017.

Friedreich’s Ataxia License Agreement: In April 2014, Annapurna entered into an exclusive worldwide license to certain intellectual property related to the Friedreich’s Ataxia (FA) program to make, have made, use, import, sell and offer for sale licensed products using AAVrh10 for FA where the vector is administered by any route except directly to the central nervous system (FA Systemic). Under the terms of this license agreement, Annapurna also had an option to obtain a non-exclusive worldwide license to make, have made, use, import, sell and offer for sale licensed products using a single vector for each of FA where the vector is administered directly to the central nervous system (FA CNS) and FA Systemic. Under this license agreement, REGENXBIO is eligible to receive annual maintenance fees, up to $13.85 million in combined milestone fees and royalties in the mid-to-high single digits. The option to obtain a non-exclusive license to FA Systemic expired in April 2015 and the option to obtain a non-exclusive license for FA CNS expired in April 2016. Annapurna is obligated to achieve certain development milestones with respect to each licensed disease indication, including the filing of an Investigational New Drug application (IND) for each licensed disease indication within a specified time period, which Annapurna may extend for additional time for a specified number of extensions upon the payment of a fee.

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

As of March 31, 2017, the Company had accrued $0.1 million of maintenance fees related to REGENXBIO agreements. During the three months ended March 31, 2017, expenses associated with the REGENXBIO agreements were immaterial.

Inserm Transfert—In July 2014, Annapurna entered into an agreement with Inserm Transfert (Inserm) whereby Annapurna holds an exclusive license to certain patents to develop, make, have made, use, import, offer for sale and sell or otherwise distribute products for the treatment of Friedreich’s ataxia and a non-exclusive license to certain other intellectual property related to the FA program. The agreement was amended in October 2015 to increase the scope of the intellectual property under the licenses. Under this agreement, Inserm is entitled to receive certain de minimis license payments, certain development milestone payments of up to approximately €2.0 million in the aggregate and royalties on sales in the low single-digits, subject to adjustments. No milestone payments were probable to achieve and none were recorded as of March 31, 2017.

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

Pursuant to the terms of the agreement with Inserm, our acquisition of Annapurna triggered a one-time payment to Inserm of €250,000, which was recorded to research and development expense in the Company’s consolidated statement of operations during the year ended December 31, 2016.

7. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer equipment and software	$408	$300
Laboratory equipment	4,739	4,285
Furniture and fixtures	552	552
Leasehold improvements	1,522	1,522
Construction in progress	38	104
Total property and equipment	7,259	6,763
Less accumulated depreciation and amortization	(3,110)	(2,594)
Property and equipment, net	$4,149	$4,169

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.3 million, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Employees’ compensation expenses	$982	$2,570
Accrued preclinical costs	700	1,683
Accrued clinical and process development costs	1,428	1,142
Accrued professional services	1,146	894
Accrued contract settlement	2,250	—
Other	124	162
Total accrued expenses and other current liabilities	$6,630	$6,451

During the three months ended March 31, 2017, the Company accrued approximately $2.3 million of estimated costs associated with the termination of its MSA with Cornell University (see Note 6, “Significant Agreements”).

9. Other non-current liabilities

In August 2015, Banque Publique d’Investissement (“BPI France”) granted Annapurna a €0.5 million interest free conditional advance. Payments are scheduled in equal quarterly amounts of €25,000 from September 30, 2017 to June 30, 2022. This payment schedule will be modified if the Company will receive revenue from license or product sales before advances are paid in full. The Company calculated 7% imputed interest expense on these advances that was recorded as a discount at the issuance date. The discount is amortized as an interest expense over the life of the advances. As of March 31, 2017 the carrying value, which approximates the fair value, of the conditional advance was $0.4 million of which $0.3 million is recorded in other non-current liabilities and $0.1 million is recorded in accrued expenses and other current liabilities. Interest expense relating to this loan was immaterial for the three months ended March 31, 2017.

In July 2016, the Company entered into a sponsored research agreement with The Alpha-1 Project, Inc. (“TAP”) to fund the Company’s A1AT research activities of up to $0.3 million, of which $0.1 million was received in 2016. The Company may repay up to 4.5 times the received amount if and when certain product approval and sales milestones are achieved. As of March 31, 2017, the estimated fair value of the financing arrangement associated with TAP was $0.1 million, which was recorded within other noncurrent liabilities in the Company’s condensed consolidated balance sheets.

10. Commitments and Contingencies

Facility Lease Agreement

The Company leases its office building under a non-cancelable lease agreement, which expires on May 8, 2020. The Company may extend this lease for up to four years. The lease agreement provides for an escalation of rent payments each year. The Company records rent expense on a straight-line basis over the term of the lease.

Rent expense recognized under the operating lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes was $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Collaborations and License Agreements

The Company is a party to various agreements, principally relating to licensed technology that requires payment of annual maintenance fees and future payments relating to milestones or royalties on future sales of specified products. The Company expenses the annual maintenance fees on a straight-line basis and accrues the aggregate balances until invoiced or paid. Through March 31, 2017, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Since the achievement of these milestones is not fixed and determinable, such commitments have not been included in the Company’s condensed consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2017.

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

On March 16, 2017, the Company reached an agreement to settle the asserted actions. The proposed aggregate amount of the settlement is $13.0 million, of which $1.0 million would be contributed by the Company to cover its indemnification obligations to the underwriters, and the remainder would be contributed by the Company’s insurers. The settlement is subject to definitive documentation, shareholder notice and court approval. The Company and the defendants have denied and continue to deny each and all of the claims alleged in the actions, and the settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. If final court approval is not obtained with respect to the settlement or the settlement otherwise does not become effective and litigation resumes, adverse outcomes in the actions could result in substantial damages. The Company recorded $1.0 million as general and administrative expense in the first quarter of 2017, when the amount and time of settlement became estimable and probable.

11. Stock Plans

The Company’s  2014 Equity Incentive Award Plan (2014 Plan) permits the issuance of stock options (options), restricted stock units (RSUs) and other types of awards to employees, directors, and consultants.

As of March 31, 2017, a total of 14,834,856 shares of common stock were authorized for issuance and 2,400,053 shares were available for future grants under the 2014 Plan.

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP).  During the three months ended March 31, 2017 and 2016, no shares were issued under the 2014 ESPP.  A total of 1,036,737 shares of common stock were reserved for issuance under the 2014 ESPP and were available for issuance under the 2014 ESPP as of March 31, 2017.

The following table summarizes option activity under our stock plans and related information:

			Weighted-
	Number	Weighted-	Average Remaining	Aggregate
	of Options	Average Exercise	Contractual Life	Intrinsic Value (a)
	(in thousands)	Price	(In years)	(in thousands)
Balance at December 31, 2016	7,449	$4.46
Options granted	1,141	2.81
Options exercised	(888)	0.21
Options cancelled	(73)	8.44
Balance at March 31, 2017	7,629	$4.67	8.2	$8,633
Vested and expected to vest as of March 31, 2017	7,629	$4.67	8.2	$8,633
Exercisable as of March 31, 2017	3,411	$4.43	7.2	$6,084

(a)	The aggregate intrinsic value is calculated as the difference between the option exercise price and the closing price of common stock of $2.70 per share as of March 31, 2017.

The options granted during 2016, include the Company’s stock options for 3,673,940 common stock shares issued in exchange for Annapurna stock options at $0.21 exercise price per share. In May and June 2016, the Company granted stock options to purchase an aggregate of 418,000 shares of common stock to its new President and Chief Operating Officer and to its new Chief Financial Officer. In December 2015, the Company granted a stock option to purchase 910,000 shares of common stock to its new Chief Executive Officer. These options were granted outside of the 2014 Plan and are not included in the table above.

The weighted-average fair values of options granted during the three months ended March 31, 2017 and 2016 were $1.97 and $3.29, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 were $2.3 million and $6.0 million, respectively.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$1,242	$2,228
General and administrative	654	1,856
Total share-based compensation	$1,896	$4,084

During the three months ended March 31, 2016, stock-based compensation expense included additional charges of $ 1.4 million and $0.8 million, which is recorded within research and development expense and general and administrative expense, respectively, in the Company’s condensed consolidated statements of operations and comprehensive loss, related to stock modifications in connection with the separation agreements for two of the Company’s executive officers.

As of March 31, 2017, unrecognized compensation cost related to unvested options was $12.8 million, which is expected to be recognized over a weighted-average remaining period of 2.8 years.

Restricted Stock Units

Restricted stock units, or RSUs, are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The fair value of RSUs is based upon the closing sales price of our common stock on the grant date. RSUs granted to employees generally vest over a two to four year period.

The following table summarizes the RSUs activity under our stock plans and related information:

		Weighted-Average	Weighted-Average
	Number of	Grant-Date	Remaining
	Units (in thousands)	Fair Value (in dollars)	Contractual Term (in years)
Outstanding at December 31, 2016	1,049	$5.47	1.7
Granted	1,394	2.71
Vested and released	(139)	4.67
Forfeited	(109)	4.33
Outstanding at March 31, 2017	2,195	$3.83	2.1

The total fair value of RSUs that vested for the three months ended March 31, 2017 and 2016 was $0.6 million and $1.1 million, respectively. As of March 31, 2017, unrecognized compensation cost related to unvested RSUs was $7.1 million, which is expected to be recognized over a weighted-average remaining period of 3.5 years. In June 2016, the Company granted RSUs to purchase 100,000 shares of common stock to its new Chief Financial Officer. These RSUs were granted outside of the 2014 Plan and are not included in the table above.

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2017	2016
Option grants:
Expected volatility	81%	80%
Expected term (in years)	6.1	6.0
Expected dividend yield	—	—
Risk-free interest rate	2.0%	1.4%

Stock Options Granted to Non-Employees

Stock-based compensation related to options granted to non-employees is measured and recognized as the options are earned. The Company believes that the estimated fair value of the options is more readily measurable than the fair value of the services rendered. The following weighted-average assumptions were used in estimating non-employees’ stock-based compensation expenses:

	Three Months Ended
	March 31,
	2017	2016
Option grants:
Expected volatility	82%	89%
Expected term (in years)	9.0	3.3
Expected dividend yield	—	—
Risk-free interest rate	2.4%	1.1%

As of March 31, 2017, unrecognized stock-based compensation expense related to non-employees’ options was $0.9 million, which was expected to be recognized over a weighted-average remaining period of 2.3 years.

12. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the three months ended March 31, 2017 and 2016, the Company contributed $0.1 million and $0.3 million to the 401(k) Plan, respectively.

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

We have excluded warrants and equity awards to purchase approximately 9.9 million and 5.7 million shares of our common stock that were outstanding as of March 31, 2017 and 2016, respectively, in the computation of diluted net loss per share attributable to common stockholders because their effect was antidilutive.

14. Subsequent Events

In April 2017, the Company decided to exercise its right to terminate for any reason the license agreement with REGENXBIO related to A1AT deficiency (see Note 6, “Significant Agreements”). The termination will be effective in October 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 9, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a gene therapy company advancing novel medicines that can offer life-changing benefits to patients living with serious rare and ocular diseases. We are leveraging our next-generation adeno-associated virus (AAV)-based directed evolution platform to generate gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. We have also acquired certain other gene therapy product candidates through our acquisition of Annapurna Therapeutics SAS (Annapurna), a privately-held French gene therapy company, on May 11, 2016. Our core capabilities include clinical development and in-house manufacturing expertise, specifically in process development, assay development, and novel vector development, and we are led by a team with significant drug development and gene therapy expertise.

We are focused on advancing our three lead gene therapy programs to address unmet needs in wet age-related macular degeneration (wAMD) and in rare diseases alpha-1 antitrypsin (A1AT) deficiency and hereditary angioedema (HAE). For wAMD, we are advancing a new anti-VEGF gene therapy candidate, ADVM-022 (AAV.7m8-aflibercept). This therapy utilizes a proprietary vector and is administered intravitreally for this indication. Preclinical data demonstrate that ADVM-022 has the potential to minimize the treatment burden of frequent injections and maximize visual outcomes in patients living with this disease.

At 2016 scientific meetings, we presented preclinical proof-of-concept data of ADVM-022 anti-angiogenic effect in a laser-induced choroidal neovascularization (CNV) model in non-human primates, the industry standard for testing new wAMD therapies. The data from a single injection of ADVM-022 showed efficacy that was comparable to the anti-VEGF standard of care, the positive control in the CNV model. We held a pre-IND meeting with the U.S. Food and Drug Administration (FDA) in the first quarter of 2017 and are preparing to file an IND.

Before focusing on our new therapy for wAMD, we were developing AVA-101 in a Phase 2a clinical trial in 32 patients with wAMD. In June 2015, we announced top-line results, and although we did not observe any serious safety issues, we also did not observe evidence of a complete and/or durable anti-VEGF response in the majority of subjects treated with AVA-101 as administered (via surgical sub-retinal delivery) in the Phase 2a study. As a result, in July 2016, we announced our decision to discontinue development of AVA-101.

With our pipeline of gene therapies for rare diseases, we are advancing ADVM-043 (formerly known as ANN-001) for the treatment of A1AT deficiency. ADVM-043 is a product candidate designed to be a single-administration treatment. This therapy has the potential to induce stable, long-term A1AT expression at therapeutic levels, as seen in preclinical proof-of-concept studies. ADVM-043 has an open IND with the FDA, and we plan to engage with the agency in the first half of 2017 to review our development plan. We are upgrading ADVM-043’s manufacturing process to a commercial-grade baculovirus-based process and plan to transfer this process to a contract manufacturing organization to produce clinical materials for our trials. We plan to begin patient enrollment in a Phase 1/2 trial in the fourth quarter of 2017.

We are also advancing ADVM-053 (formerly known as ANN-002) to treat HAE. We are working to transfer our manufacturing process to a contract manufacturing organization to produce clinical materials for our future ADVM-053 studies. We held a pre-IND meeting with the FDA in the first quarter of 2017 and are preparing to file an IND.

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

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, at March 31, 2017, we had an accumulated deficit of $214.0 million, primarily as a result of research and development, general and administrative expenses, impairment of goodwill and intangible assets, and restructuring charges. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval and prepare for, and if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from approved product sales, we have not yet generated any revenue from approved therapeutic product candidates.

We entered into our first research, collaboration and license revenue generating agreement with Regeneron in May 2014. We entered into the collaboration, option and license agreement with Editas in August 2016 that also is a revenue agreement as discussed in Note 6, Significant Agreements, of the notes to condensed consolidated financial statements included in this Form 10-Q. We have no clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are contracted out to third parties. Additionally, we plan to use third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have a sales organization.

We expect to incur substantial and increasing expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We will need substantial additional funding in the future to support our operating activities as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, or to do so on acceptable terms, when needed, or to form additional collaboration partnerships to support our efforts, we could be forced to delay, reduce or eliminate our research and development programs or potential commercialization efforts.

As of March 31, 2017, we had $209.5 million in cash and cash equivalents and short-term investments. We believe that we have sufficient funds to continue operations through the end of 2019.

Revenue

To date we have not generated any revenue from the sale of our products. In May 2014, we entered into a research, collaboration and license agreement with Regeneron. Under the terms of the agreement, we received initial payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the right of first negotiation for a potential license to develop and commercialize AVA-101. As the agreement provides for multiple deliverables, we account for this agreement as a multiple elements revenue arrangement. If deliverables do not appear to have a standalone fair value, they were combined with other deliverables into a unit of accounting with standalone fair value. We allocated the $8.0 million received to the fair values of the two units of accounting identified in the arrangement. We expect to recognize $6.5 million for research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, we will recognize revenue on a straight-line basis over the eight-year performance period. The remaining $1.5 million allocated to the second unit of accounting for the time-limited right of first negotiation for AVA-101 was deferred. On November 2, 2015, Regeneron notified the management that it was not exercising this right of first negotiation and we recognized the entire $1.5 million as revenue in 2015. On February 23, 2017, Regeneron notified us that pursuant to the terms of the research, collaboration and license agreement, it is extending the research term of the license and development agreement for an additional three years, through May 1, 2020.

The portion of the upfront payment that was applied to the original research budget was fully used in the fourth quarter of 2015, and Adverum and Regeneron, through a joint review committee, are to agree annually on an updated research and development services budget through the research period. We invoice Regeneron quarterly for services, if any, performed in the prior quarter. These additional research fees are added to the research licenses and related research and development services unit of accounting, recorded as deferred revenue and recognized to revenue over the remaining maximum research term.

Under our research, collaboration and license agreement with Regeneron, we are required to have a mutually agreed-on research plan with Regeneron in order to invoice Regeneron for services performed. We do not currently have a research plan in place, and, consequently, we are not currently receiving any reimbursements from Regeneron.

In August 2016, we entered into a collaboration, option and license agreement with Editas. Under the terms of the agreement, we received initial payments of $1.0 million that included $0.5 million for research services. As the agreement provides for multiple deliverables, we accounted for this agreement as a multiple elements revenue arrangement. At the inception of the agreement, identified deliverables include research services, manufacturing of viral vectors for research, participation in the joint research committee and exclusivity during the option period. These deliverables did not appear to have a standalone value and were combined into one unit of accounting. Options for each indication to license our AAV vector are considered substantive options and do not include significant incremental discounts. Therefore, they are not considered as deliverables under the agreement. We allocated the $1.0 million received to a single unit of accounting identified in the arrangement. We expect to recognize $1.0 million ratably over the associated period of performance, which is the maximum research period of three years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, we will recognize revenue on a straight-line basis.

As of March 31, 2017, we had total deferred revenue of $8.5 million. The Company recognized $0.5 million and $0.3 million of revenue during the three months ended March 31, 2017 and 2016, respectively.

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

At this time, we cannot reasonably estimate the nature, timing or aggregate costs of the efforts that will be necessary to complete the development of any of our product candidates. The successful development and commercialization of a product candidate is highly uncertain, and clinical development timelines, the probability of success, and development and commercialization costs can differ materially from expectations.

We have received refundable tax credits from the Australian and French tax authorities in connection with certain research costs incurred by our subsidiary conducting research in Australia and France. These refunds do not depend on our taxable income or tax position and therefore we do not account for them under an income tax accounting model. We recognize such refunds as government grants in the period when qualified expenses are incurred as a reduction of research expenses. We have recorded the reimbursement from the Australian and French tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss for the applicable period. The Company recorded $12,000 and $33,000 refundable tax credits for the three months ended March 31, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, stock-based compensation, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development expenses. Our general and administrative expenses may increase in future periods if and to the extent we elect to increase our investment in infrastructure to support continued research and development activities and potential commercialization of our product candidates. We will continue to evaluate the need for such investment in conjunction with our ongoing consideration of our pipeline of product candidates. We anticipate increased expenses related to audit, legal and regulatory functions, as well as director and officer insurance premiums and investor relations costs associated with being a public reporting company.

Other Income (Expense), Net

Other income (expense), net is comprised mainly of interest income on our cash equivalents and investments in marketable securities in 2017 and 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.  Our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K (Annual Report) as filed with the SEC, on March 9, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016 (in thousands)

	Three Months Ended March 31,
	2017	2016	Change
Collaboration revenue	$462	$265	$197
Operating expenses:
Research and development	9,061	7,455	1,606
General and administrative	7,989	8,318	(329)
Total operating expenses	17,050	15,773	1,277
Operating loss	(16,588)	(15,508)	(1,080)
Other income, net	489	116	373
Net loss	$(16,099)	$(15,392)	$(707)

Revenue

Collaboration revenue increased to $0.5 million for the three months ended March 31, 2017, from $0.3 million for the three months ended March 31, 2016, primarily due to the $0.2 million of amortization of additional billings related to our agreements with Regeneron and Editas.

Research and Development Expense

Research and development expense increased to $9.1 million for the three months ended March 31, 2017, from $7.5 million for the three months ended March 31, 2016. This increase was primarily due to an overall increase in research and development activity, including $1.3 million of higher material production and outside services costs relating to toxicology lot production, $0.9 million for consulting and lab expense relating to development programs acquired in the Annapurna acquisition and $0.2 million increases in depreciation and allocation. These increases were partially offset by $1.0 million of lower stock-based compensation expense mainly attributable to a one-time stock-based compensation charge related to the accelerated vesting of an executive officer’s stock-based awards during the three months ended March 31, 2016.

For the periods presented, substantially all of our research and development expense related to Adverum development activities for our wAMD program and our other potential product candidates. Upon completion of the Annapurna acquisition in May 2016, we began incurring expenses related to Annapurna’s four rare disease development programs. We expect that research and development expenses will increase in future periods as we continue to invest in our three lead gene therapy programs and earlier-stage research programs.

General and Administrative Expense

General and administrative expense decreased to $8.0 million for the three months ended March 31, 2017, from $8.3 million for the three months ended March 31, 2016. The decrease in general and administrative expense was primarily due to  $1.6 million of reduced compensation expense partially as a result of a one-time stock-based compensation charge related to the accelerated vesting of an executive officer’s stock-based awards and severance pay during the three months ended March 31, 2016 and $2.3million of lower outside professional and consulting services mainly attributable to the acquisition of Annapurna during the three months ended March 31, 2016. The reductions were partially offset by $1.0 million related to the settlement of the federal and state securities class actions and approximately $2.3 million of estimated termination costs associated with our master service agreement with Cornell University.

We expect general and administrative expenses will increase in future periods to support continued research and development initiatives and potential commercialization of our product candidates. We will continue to assess such expenses as we advance our three lead gene therapy programs and earlier-stage research programs. Other Income, Net

The increase in other income, net was primarily due to $0.4 million of higher interest income from our investments in marketable securities.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and at March 31, 2017, we had an accumulated deficit of $214.0 million, primarily as a result of research and development and general and administration expenses. As of March 31, 2017, we had $209.5 million in cash and cash equivalents and short-term investments. We believe that our existing cash and cash equivalents and short-term investments as of March 31, 2017 will be sufficient to fund our operations through the end of 2019.

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

If and when we seek additional funding, we will do so through equity or debt financings, collaborative or other arrangements with corporate sources or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. In order to complete development and commercialization of any of our product candidates, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•

the outcome, timing of and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies than those that we currently expect;

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

Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(11,817)	$(12,153)
Net cash provided by (used in) investing activities	(138,854)	37,616
Net cash provided by financing activities	187	262
Effect of foreign currency exchange rate	(117)	9
Net increase in cash and cash equivalents	$(150,601)	$25,734

Cash Used in Operating Activities

During the three months ended March 31, 2017, net cash used in operating activities was $11.8 million, primarily as a result of the net loss of $16.1 million, partially offset by $2.5 million of non-cash charges related to stock-based compensation expense and depreciation and amortization expense and $1.8 million of net increase in operating assets and liabilities.

During the three months ended March 31, 2016, net cash used in operating activities was $12.2 million, primarily as a result of the net loss of $15.4 million and $1.2 million for net decrease in operating assets and liabilities, partially offset by $4.4 million of non-cash charge related to stock-based compensation, and depreciation and amortization.

Cash Provided by (Used in) Investing Activities

Net cash used investing activities for the three months ended March 31, 2017, was $138.9 million, primarily due to purchases of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2016 primarily relates to $37.7 million from the maturities of marketable securities, partially offset by $0.1 million of purchases of property and equipment.

Purchases of property and equipment primarily consisted of the acquisition of laboratory equipment to support our research and development activities.

Cash Provided by Financing Activities

The net cash provided by financing activities during three months ended March 31, 2017 of $0.2 million was the proceeds from the exercises of stock options.

The net cash provided by financing activities during the three months ended March 31, 2016 of $0.3 million was the proceeds from exercises of stock options.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in 2020. Additionally, we have contractual obligations to vendors.

The lease agreement provides for an escalation of rent payments each year and will expire on May 8, 2020. We may extend the lease term for up to four years.

In December 2016, the Company informed Cornell University (Cornell) that the Company decided to terminate its master services agreement (MSA) with Cornell effective January 6, 2017. Cornell has informed the Company that it disputes the validity of the Company’s termination of the MSA. Although the Company intends to defend the validity of its termination of the MSA, the Company recorded $2.3 million of estimated costs associated with the termination of the MSA, which is recorded within accrued expenses and other current liabilities in our consolidated balance sheet as of March 31, 2017 and within general and administrative expenses in our consolidated statement of operations for the three months ended March 31, 2017.

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

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2017.  For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Principal Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

On March 16, 2017, the Company reached an agreement to settle the asserted actions. The proposed aggregate amount of the settlement is $13 million, of which $1 million would be contributed by the Company to cover its indemnification obligations to the underwriters, and the remainder would be contributed by the Company’s insurers. The settlement is subject to definitive documentation, shareholder notice and court approval. The Company and the defendants have denied and continue to deny each and all of the claims alleged in the actions, and the settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. If final court approval is not obtained with respect to the settlement or the settlement otherwise does not become effective and litigation resumes, adverse outcomes in the actions could result in substantial damages.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, other than as set forth below. The below risk factors originally appeared in our Annual Report on Form 10-K, and have been updated.

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

Research activities under our collaboration agreements are subject to mutually agreed-on research plans and budgets, and if we and our strategic partners are unable to agree on the research plan or research budget in a timely fashion or at all, performance of research activities will be delayed. In addition, some of our strategic partners may terminate any agreements they enter into with us or allow such agreements to expire by their terms. Furthermore, our strategic partners have negotiated for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do.

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

On March 16, 2017, the Company reached an agreement in principle to settle the asserted actions. The proposed aggregate amount of the settlement is $13.0 million, of which $1.0 million would be contributed by the Company to cover its indemnification obligations to the underwriter defendants, and the remainder would be contributed by the Company’s insurers. The settlement is subject to definitive documentation, shareholder notice and court approval.  If the settlement does not receive court approval or otherwise does not become effective and litigation resumes, adverse outcomes in the actions could result in substantial damages and may divert management’s time and attention from our business.

If the settlement does not become effective, we continue to believe that we have meritorious defenses and intend to continue to defend these lawsuits vigorously. However, the outcomes of these lawsuits are necessarily uncertain, and we may not prevail. In addition, while we have various insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies, there is no assurance that our insurance coverage, which contains a self-insured retention, will be sufficient or that our insurance carriers will cover all claims or litigation costs. Accordingly, we could be forced to expend significant resources in the defense of these suits. Decisions adverse to our interests in these actions could subject us to significant liabilities and could have a material adverse effect on our business, financial condition and results of operations. In addition, failure of the settlement to become effective, and the resulting uncertainty of the litigation, could lead to more volatility in our stock price. If our stock price continues to experience volatility, we may be the subject of additional securities litigation in the future.

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

The remainder of the information required by this item regarding the use of our initial public offering proceeds has been omitted pursuant to SEC rules because such information has not changed since the date of our last periodic report.

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

Date: May 9, 2017	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Paul B. Cleveland
Paul B. Cleveland
Executive Chairman of the Board and Principal Executive Officer

By:	/s/ Leone Patterson
Leone Patterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer, as required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, as required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Chief Financial Officer, as required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for thethree months ended March 31, 2017 and 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.