Form 10-Q
period 2017-06-30
Adverum Biotechnologies, Inc.
filed 2017-08-08
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017 there were 43,286,786 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,523	$222,170
Short-term investments	157,895	—
Receivable from collaborative partner	—	886
Prepaid expenses and other current assets	2,223	2,218
Total current assets	199,641	225,274
Property and equipment, net	3,798	4,169
Deposit and other long-term assets	140	140
Intangible assets	5,000	5,000
Total assets	$208,579	$234,583
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,125	$1,474
Restructuring liabilities	—	25
Accrued expenses and other current liabilities	5,226	6,451
Deferred rent, current portion	112	96
Deferred revenue, current portion	1,850	1,850
Total current liabilities	8,313	9,896
Long-term liabilities:
Deferred rent, net of current portion	293	352
Deferred revenue, net of current portion	6,174	7,099
Deferred tax liability	1,250	1,250
Other noncurrent liabilities	369	386
Total liabilities	16,399	18,983
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2017 and December 31, 2016; 43,201,786 and 41,805,009 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5	4
Additional paid-in capital	418,022	413,518
Accumulated other comprehensive loss	(403)	(7)
Accumulated deficit	(225,444)	(197,915)
Total stockholders’ equity	192,180	215,600
Total liabilities and stockholders’ equity	$208,579	$234,583

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Collaboration revenue	$463	$307	$925	$572
Operating expenses:
Research and development	8,492	7,955	17,553	15,410
General and administrative	4,064	5,114	12,053	13,432
Goodwill impairment charge	—	49,120	—	49,120
Total operating expenses	12,556	62,189	29,606	77,962
Operating loss	(12,093)	(61,882)	(28,681)	(77,390)
Other income (expense), net
Other income (expense), net	663	222	1,152	338
Total other income (expense), net	663	222	1,152	338
Net loss	$(11,430)	$(61,660)	$(27,529)	$(77,052)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(49)	—	(137)	6
Foreign currency translation adjustment	(141)	(4)	(259)	10
Comprehensive loss	$(11,620)	$(61,664)	$(27,925)	$(77,036)
Net loss per share attributable to common stockholders-basic and diluted	$(0.27)	$(1.76)	$(0.65)	$(2.50)
Weighted-average common shares outstanding-basic and diluted	43,009	35,044	42,579	30,825

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(27,529)	$(77,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,056	663
Stock-based compensation expense	4,139	6,903
Goodwill impairment charge	—	49,120
Amortization of premium and accrued interest on marketable securities	203	—
Non-cash research and development expense	24	—
Changes in operating assets and liabilities:
Receivable from collaborative partner	886	(580)
Prepaid expenses and other current assets	576	1,069
Accounts payable	(334)	646
Accrued expenses and other current liabilities	(1,266)	(1,706)
Restructuring liabilities	(25)	(988)
Deferred revenue	(925)	1,575
Deferred rent	(43)	(27)
Net cash used in operating activities	(23,238)	(20,377)
Cash flows from investing activities:
Purchases of investments	(172,788)	—
Maturities of investments	14,000	37,738
Purchases of property and equipment	(732)	(1,126)
Cash acquired in business acquisition	—	3,449
Net cash provided by (used in) investing activities	(159,520)	40,061
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to option exercises	342	349
Net cash provided by financing activities	342	349
Effect of foreign currency exchange rate on cash and cash equivalents	(231)	(79)
Net increase (decrease) in cash and cash equivalents	(182,647)	19,954
Cash and cash equivalents at beginning of period	222,170	221,348
Cash and cash equivalents at end of period	$39,523	$241,302
Supplemental schedule of noncash investing and financing information
Issuance of common stock and exchange of stock options for business combination	$-	$64,845
Fixed assets in accounts payable, accrued expenses and other current liabilities	$124	$153

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

June 30, 2017

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Adverum Biotechnologies, Inc. (the “Company”, “we” or “us”) was incorporated in Delaware on July 17, 2006 as Avalanche Biotechnologies, Inc. and changed its name to Adverum Biotechnologies, Inc. on May 11, 2016. The Company is headquartered in Menlo Park, California. The Company is a gene therapy company advancing novel medicines that may offer life-changing benefits to patients living with serious rare and ocular diseases. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies and, early clinical trials, filing patent applications, obtaining regulatory agreements, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $225.4 million as of June 30, 2017. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue its operations through the end of 2019.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

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

Recently-Issued and Not Yet Adopted Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. In July 2015, the FASB voted to approve a one-year deferral of the effective date to

December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations, ASU 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 Technical Corrections and Improvement to Topic 606 – Revenue from Contracts with Customers, respectively. The ASU will be effective for the Company in the first quarter of 2018. Preliminarily, the Company intends to adopt the new standard in the first quarter of 2018 using the retrospective approach noted in (ii) above. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases, which amends the current guidance on leasing activities to provide more transparency and comparability, and requires that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, which are currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. This ASU will be effective for the Company in the first quarter of 2019 and must be adopted using a modified retrospective transition approach. The company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments. This ASU requires measurement and recognition of expected credit losses for financial assets held. The new standard is effective for fiscal years beginning after December 15, 2020 and interim periods beginning after December 15, 2021 with early adoption permitted beginning in the first quarter of 2019. This ASU will be effective for the Company in the first quarter of 2021 and must be adopted using a modified retrospective approach, with certain exceptions. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. This ASU will be effective for the Company in the first quarter of 2018. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. This ASU will be effective for the Company in the first quarter of 2018. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of these standards on its condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which provides amendments to the current guidance for modification accounting. This ASU clarifies that an entity should account for the effects of a modification unless all the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. This ASU will be effective for the Company in the first quarter of 2018. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of these standards on its condensed consolidated financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoption.

3. Acquisition of Annapurna

(a)	Purchase Price Allocation

On May 11, 2016, the Company completed the acquisition of all outstanding equity interests of Annapurna. Annapurna was a privately held French limited liability company with two wholly-owned subsidiaries, Annapurna, Inc. in the U.S. and Annapurna Therapeutics Limited in Ireland. Annapurna is a biopharmaceutical company focused on discovering and developing novel gene therapy products for people living with severe rare diseases. The primary reasons for the acquisition were to expand the technology platforms within the Company’s research and development portfolio and to apply the Company’s resources and expertise in gene vectors development to advance Annapurna’s programs through development and clinical trials. Annapurna’s results of operations and fair value of assets acquired and liabilities assumed are included in the Company’s condensed consolidated financial statements from the date of acquisition.

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

The transaction was accounted for using the acquisition method based on ASC 805, Business Combinations, with Adverum identified as the acquirer, based on the existence of a controlling financial interest of the combined entities. Under the acquisition method, assets acquired and liabilities assumed were recorded at their estimated fair values as of May 11, 2016. Goodwill, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition closing date. Goodwill represented expected synergies of two combined companies. Acquisition costs of $0.6 million and $2.5 million for the three and six months ended June 30, 2016, respectively, were expensed as incurred and recorded as general and administrative expenses in the Company’s consolidated statement of operations.

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

The pro forma financial information combines the results of operations of Adverum and Annapurna as though the businesses had been combined as of the beginning of fiscal 2016. The pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved in the current or any future periods. The following table presents the unaudited pro forma results for the three and six months ended June 30, 2016 (in thousands, except per share data).

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Pro forma information
Collaboration revenue	$307	$572
Net loss	$(62,572)	$(80,846)
Basic and diluted loss per share	$(1.52)	$(1.97)

Pro-forma adjustments included the following:

•

Actual acquisition-related transaction costs of $0.6 million and $2.5 million for the three and six months ended June 30, 2016, respectively were excluded from pro forma results above as these expenses were incurred prior to the closing of the acquisition.

•	Stock-based compensation expense related to accelerated vesting associated with the acquisition of $0.9 million was excluded from the pro forma results above.
•

Stock-based compensation expense related to options granted to executives upon the acquisition closing of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively ,was included in pro forma results above.

•

Interest expense related to convertible notes and changes in fair value of preferred stock warrants of $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively, were excluded from the pro-forma results above, as the convertible notes and warrants were settled prior to the acquisition closing.

•	$0.4 million bonuses paid in connection with the closing of the acquisition in May 2016 were excluded from the pro forma results above.

The unaudited condensed pro forma information does not include any anticipated synergies that may be achievable subsequent to the date of acquisition.

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s available-for-sale securities as of June 30, 2017 (in thousands):

	June 30, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
Money market funds	$3,003	$—	$—	$3,003
Certificates of deposit	11,967	—	—	11,967
Commercial paper	50,947	—	—	50,947
U.S. government agency	63,262	1	(76)	63,187
Corporate bonds	66,142	—	(62)	66,080
Total cash equivalents and short-term investments	195,321	1	(138)	195,184
Less: cash equivalents	(37,289)	—	—	(37,289)
Total short-term investments	$158,032	$1	$(138)	$157,895

The following table is a summary of the cost and estimated fair value of the Company’s available-for-sale securities based on stated effective maturities as of June 30, 2017 (in thousands):

	June 30, 2017
	Amortized Cost Basis	Estimated Fair Value
Mature within one year	$160,946	$160,870
Mature after one year to three years	34,375	34,314
Total cash equivalents and short-term investments	$195,321	$195,184

As of December 31, 2016, all of the Company’s investments were held in money market funds and were treated as cash equivalents. Management determined that the gross unrealized losses of $0.1 million on the Company’s available-for-sale securities as of June 30, 2017 were temporary in nature. Therefore, none of the Company’s available-for-sale securities were other-than-temporarily impaired as of June 30, 2017.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of a financing arrangement entered into during the year ended December 31, 2016.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three and six months ended June 30, 2017.

The following table summarizes, for assets recorded at fair value on a recurring basis, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

		Quoted Prices	Significant Other	Significant
	Total	In Active Markets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Assets:
Money market funds	$3,003	$3,003	$—	$—
Certificates of deposit	11,967	—	11,967	—
Commercial paper	50,947	—	50,947	—
U.S. government agency	63,187	—	63,187	—
Corporate bonds	66,080	—	66,080	—
Total cash equivalents and short term investments	$195,184	$3,003	$192,181	$—

Other noncurrent liability:
Financing arrangement	$74	$—	$—	$74

December 31, 2016
Assets:
Money market funds	$215,916	$215,916	$—	$—
Total cash equivalents	$215,916	$215,916	$—	$—

Other noncurrent liability:
Financing arrangement	$74	$—	$—	$74

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

6. Significant Agreements

University of California— In May 2010, the Company entered into a license agreement with the Regents of University of California (“Regents”), as amended in September 2013. Under the license agreement, the Regents have granted to the Company an exclusive (even as to the Regents) license, with the right to grant sublicenses, under the Regents’ undivided interest in patent rights covering a method of using recombinant gene delivery vectors for treating or preventing diseases of the eye, to develop, make, have made, use offer for sale, import, export and sell products covered by such patent rights in all fields of use in the United States. The licensed patent rights are jointly owned by the Regents and Chiron Corporation, but the Company’s license extends only to the Regents’ interest in such patent rights.

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

The Company has paid the Regents a license fee of $100,000. The Company is also obligated to make milestone payments totaling up to $900,000 upon reaching certain stages of development of the licensed products for one indication, and totaling up to $500,000 for each subsequent indication for which licensed products are developed, for up to a maximum of two additional indications. Through June 30, 2017, none of these goals had been achieved, and no milestones were payable. The Company must pay the Regents a low single-digit royalty on net sales of the licensed products by the Company or its sublicensees, subject to a minimum annual royalty payment of $50,000 beginning in the calendar year after the first commercial sale of a licensed product, until the patent rights upon which such royalties are based expire or are held invalid, which is currently expected to occur in 2020, subject to any potential patent term extensions. The Company is obligated to reimburse the Regents for expenses associated with the prosecution and maintenance of the licensed patents. Finally, the Company is obligated to pay the Regents a mid-teen percentage of non-royalty licensing revenue that the Company receives from sublicensees.

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

Regeneron—In May 2014, the Company entered into a research collaboration and license agreement with Regeneron to discover, develop and commercialize novel gene therapy products for the treatment of ophthalmologic diseases. The collaboration covers up to eight distinct therapeutic targets (“collaboration targets”). The Company and Regeneron collaborate during the initial research period of three years that can be extended by Regeneron for up to an additional five years. During the research period, Regeneron has the option to obtain an exclusive worldwide license for a collaboration target’s further development by giving written notice to the Company and paying $2.0 million per target. If Regeneron exercises its option, it will be responsible for all further development and commercialization of the target. The Company is then eligible to receive contingent payments of up to $80.0 million upon achievement of certain development and regulatory milestones for product candidates directed toward each collaboration target, for a combined total of up to $640.0 million in potential milestone payments for product candidates directed toward all eight collaboration targets, plus a royalty in the low- to mid-single-digits on worldwide net sales of collaboration products.

For any two collaboration targets, the Company has an option to share up to 35% of the worldwide product candidate development costs and profits. If the Company exercises this option, the Company will not be eligible for milestone and royalty payments as discussed above but rather the Company will share development costs and profits with Regeneron.

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

On February 23, 2017, Regeneron notified Adverum that, pursuant to the terms of the research collaboration and license agreement, it extended the research term of the collaboration for an additional three years, through May 1, 2020.

Under the Company’s research, collaboration and license agreement with Regeneron, the Company is required to have a mutually agreed-on research plan with Regeneron in order to invoice Regeneron for services performed. The Company does not currently have a research plan in place, and, consequently, we are not currently receiving any reimbursements from Regeneron.

Editas—In August 2016, the Company entered into a collaboration, option and license agreement with Editas Medicine, Inc. (“Editas”) pursuant to which the Company and Editas will collaborate on certain studies using adeno-associated viral (“AAV”) vectors in connection with Editas’ genome editing technology and the Company will grant to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications (“Indications”). The Company received a $1.0 million non-refundable upfront payment during the year ended December 31, 2016, with $0.5 million of such payment to be credited against Editas’ obligation to fund research and development costs. Under the terms of the agreement, both the Company and Editas will be subject to exclusivity obligations.

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

Cornell University—The Company had been a party to a master service agreement (“MSA”) with Cornell University (“Cornell”) originally established in August 2014 and amended in December 2015. In December 2016, the Company informed Cornell that the Company decided to terminate the MSA for material breach, effective January 6, 2017. Subsequently, Cornell informed the Company that it disputes the validity of the Company’s termination of the MSA. Although the Company intends to defend the validity of its termination of the MSA, the Company recorded $2.0 million of estimated costs associated with the termination of the MSA during the six months ended June 30, 2017. This MSA included services relating to the Company’s gene therapy programs ADVM-043, ADVM-053 and severe allergy. The Company’s three licensing agreements with Cornell for these programs remain unchanged.

The decision to terminate the MSA was due to Cornell’s failure to deliver therapeutic material of ADVM-043 suitable for use in human patients. As a result of this decision, the Company has contracted with a large-scale contract manufacturing organization that complies with current good manufacturing practice industry standards and can produce product quantities for both the Company’s planned clinical trials and potential commercial supply. This is part of the Company’s planned upgrade of the manufacturing process for ADVM-043, implementing its proprietary, highly-scalable baculovirus-based production system, in advance of the Company’s plans to begin patient enrollment in a Phase 1/2 clinical trial for ADVM-043 in the fourth quarter of 2017.

Under the MSA, Cornell provided assistance in regulatory affairs, overall project management, and parameter development. The MSA, as amended, provided for Annapurna to pay Cornell $13.3 million ratably over 4 years for these services as services were performed.

In December 2015, Annapurna entered into three licensing agreements with Cornell, pursuant to which Annapurna will advance its gene therapy programs ADVM-043, ADVM-053, and severe allergy, which originally were initiated at the Department of Genetic Medicine at Weill Cornell.

A1AT Deficiency License Agreement: Under this agreement, Annapurna holds an exclusive license to certain technology related to alpha-1 antitrypsin (A1AT) deficiency and rights to an Investigational New Drug (IND) application to initiate clinical studies of gene therapy for A1AT.

HAE License Agreement: Under this agreement, Annapurna holds an exclusive license to certain technology related to hereditary angioedema (HAE) and a non-exclusive license to certain other intellectual property related to the HAE program.

Allergy License Agreement: Under this agreement, Annapurna holds an exclusive license to certain patents related to allergens and a non-exclusive license to certain other technology related to allergens.

Across these three license agreements, Cornell is entitled to receive aggregate annual maintenance fees ranging from $30,000 to $300,000 per year, up to $16.0 million in aggregate milestone payments and royalties on sales in the low single-digits, subject to adjustments and minimum thresholds.

Annapurna may terminate any of these license agreements for convenience upon ninety days written notice. Cornell may terminate any of the license agreements for material breach if such breach is not cured within a specified number of days. Cornell may also terminate the HAE License Agreement and/or the Allergy License Agreement if Annapurna commences any action and files a written claim asserting that any portion of the licensed patent rights is invalid or unenforceable.

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

REGENXBIO—A1AT Deficiency/Allergy License Agreement: In October 2015, Annapurna entered into an exclusive worldwide license to certain intellectual property in order to make, have made, use, import, sell and offer for sale certain licensed products for the treatment of A1AT deficiency. Under this agreement, Annapurna has an option to be granted an exclusive worldwide license to certain intellectual property related to the treatment of severe allergies, which option expired in October 2016. Under this license agreement, REGENXBIO, Inc. (“REGENXBIO”) is eligible to receive annual maintenance fees, up to approximately $20.0 million in combined milestone payments and royalties in the mid-to-high single digits.

Unless earlier terminated, this license agreement will be in effect on a country-by-country, licensed product-by-licensed product basis until the expiration, lapse, abandonment, or invalidation of the last claim of the licensed intellectual property to expire, lapse, or become abandoned or unenforceable for the applicable licensed product. Annapurna may terminate this license agreement for any reason upon six months’ prior written notice. REGENXBIO may terminate this license agreement if Annapurna is a specified number of days late in paying money due under the license agreement, or if Annapurna, its affiliates, or any sublicensees become insolvent or, effective immediately, if they commence any action against REGENEXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate this license agreement for material breach if such breach is not cured within a specified number of days.

In April 2017, the Company notified REGENXBIO that Annapurna exercised its right to terminate the license agreement for any reason upon six months’ prior written notice. The termination will be effective in October 2017.

Friedreich’s Ataxia License Agreement: In April 2014, Annapurna entered into an exclusive worldwide license to certain intellectual property related to the Friedreich’s Ataxia (“FA”) program to make, have made, use, import, sell and offer for sale licensed products using AAVrh10 for FA where the vector is administered by any route except directly to the central nervous system (“FA Systemic”). Under the terms of this license agreement, Annapurna also had an option to obtain a non-exclusive worldwide license to make, have made, use, import, sell and offer for sale licensed products using a single vector for each of FA where the vector is administered directly to the central nervous system (“FA CNS”) and FA Systemic. Under this license agreement, REGENXBIO is eligible to receive annual maintenance fees, up to $13.85 million in combined milestone fees and royalties in the mid-to-high single digits. The option to obtain a non-exclusive license to FA Systemic expired in April 2015 and the option to obtain a non-exclusive license for FA CNS expired in April 2016. Annapurna is obligated to achieve certain development milestones with respect to each licensed disease indication, including the filing of an Investigational New Drug application (“IND”) for each licensed disease indication within a specified time period, which Annapurna may extend for additional time for a specified number of extensions upon the payment of a fee.

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

During the six months ended June 30, 2017, expenses associated with the REGENXBIO agreements were $0.2 million.

Inserm Transfert—In July 2014, Annapurna entered into an agreement with Inserm Transfert (Inserm) whereby Annapurna holds an exclusive license to certain patents to develop, make, have made, use, import, offer for sale and sell or otherwise distribute products for the treatment of Friedreich’s ataxia and a non-exclusive license to certain other intellectual property related to the FA program. The agreement was amended in October 2015 to increase the scope of the intellectual property under the licenses. Under this agreement, Inserm is entitled to receive certain de minimis license payments, certain development milestone payments of up to approximately €2.0 million in the aggregate and royalties on sales in the low single-digits, subject to adjustments. No milestone payments were probable to achieve and none were recorded as of June 30, 2017.

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

Pursuant to the terms of the agreement with Inserm, the Company’s acquisition of Annapurna triggered a one-time payment to Inserm of €250,000, which was recorded to research and development expense in the Company’s consolidated statement of operations during the year ended December 31, 2016.

7. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment and software	$447	$300
Laboratory equipment	4,838	4,285
Furniture and fixtures	552	552
Leasehold improvements	1,541	1,522
Construction in progress	64	104
Total property and equipment	7,442	6,763
Less accumulated depreciation and amortization	(3,644)	(2,594)
Property and equipment, net	$3,798	$4,169

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2017 and 2016 was $0.6 million and $0.3 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2017 and 2016 was $1.1 million and $0.7 million, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Employees’ compensation expenses	$1,363	$2,570
Accrued preclinical costs	676	1,683
Accrued clinical and process development costs	424	1,142
Accrued professional services	501	894
Accrued contract settlement	2,000	—
Other	262	162
Total accrued expenses and other current liabilities	$5,226	$6,451

During the six months ended June 30, 2017, the Company accrued approximately $2.0 million of estimated costs associated with the termination of its MSA with Cornell University (see Note 6, “Significant Agreements”).

9. Other non-current liabilities

In August 2015, Banque Publique d’Investissement (“BPI France”) granted Annapurna a €0.5 million interest free conditional advance. Payments are scheduled in equal quarterly amounts of €25,000 from September 30, 2017 to June 30, 2022. This payment schedule will be modified if the Company will receive revenue from license or product sales before advances are paid in full. The Company calculated 7% imputed interest expense on these advances that was recorded as a discount at the issuance date. The discount is amortized as an interest expense over the life of the advances. As of June 30, 2017 the carrying value of this interest-free conditional advance, which approximates its fair value, was $0.4 million, of which $0.3 million is recorded within other non-current liabilities and $0.1 million within accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. Interest expense for this interest-free conditional advance was immaterial for the three and six months ended June 30, 2017.

In July 2016, the Company entered into a sponsored research agreement with The Alpha-1 Project, Inc. (“TAP”) to fund the Company’s A1AT research activities of up to $0.3 million, of which $0.1 million was received during the year ended December 31, 2016 (“TAP financing arrangement”). The Company may repay up to 4.5 times the received amount if and when certain product approval and sales milestones are achieved. As of June 30, 2017, the estimated fair value of the TAP financing arrangement was $0.1 million, which was recorded within other noncurrent liabilities in the Company’s condensed consolidated balance sheets.

10. Commitments and Contingencies

Facility Lease Agreement

The Company leases its office building under a non-cancelable lease agreement, which expires on May 8, 2020. The Company may extend this lease for up to four years. The lease agreement provides for an escalation of rent payments each year. The Company records rent expense on a straight-line basis over the term of the lease.

Rent expense recognized under the operating lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes was $1.0 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

Collaborations and License Agreements

The Company is a party to various agreements, principally relating to licensed technology that requires payment of annual maintenance fees and future payments relating to milestones or royalties on future sales of specified products. The Company expenses the annual maintenance fees on a straight-line basis and accrues the aggregate balances until invoiced or paid. Through June 30, 2017, none of the goals had been achieved under the license agreements and no cash milestones were accrued or payable. Since the achievement of these milestones is not fixed and determinable, such commitments have not been included in the Company’s condensed consolidated balance sheets.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2017.

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

On March 16, 2017, the Company reached an agreement to settle the asserted actions. The proposed aggregate amount of the settlement is $13.0 million, of which $1.0 million would be contributed by the Company to cover its indemnification obligations to the underwriters, and the remainder would be contributed by the Company’s insurers. The settlement is subject to definitive documentation, shareholder notice and court approval. The Company and the defendants have denied and continue to deny each and all of the claims alleged in the actions, and the settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. If final court approval is not obtained with respect to the settlement or the settlement otherwise does not become effective and litigation resumes, adverse outcomes in the actions could result in substantial damages. The Company recorded $1.0 million as general and administrative expense during the three months ended March 31, 2017, when the amount and time of settlement became estimable and probable.

11. Stock Plans

The Company’s  2014 Equity Incentive Award Plan (2014 Plan) permits the issuance of stock options (options), restricted stock units (RSUs) and other types of awards to employees, directors, and consultants.

As of June 30, 2017, a total of 14,834,856 shares of common stock were authorized for issuance and 1,662,588 shares were available for future grants under the 2014 Plan.

In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (2014 ESPP).  During the three and six months ended June 30, 2017 and 2016, 35,954 shares and 32,425 shares, respectively, were issued under the 2014 ESPP.  A total of 1,000,783 shares of common stock were reserved for issuance under the 2014 ESPP and were available for issuance under the 2014 ESPP as of June 30, 2017.

The following table summarizes option activity under our stock plans and related information:

			Weighted-
	Number	Weighted-	Average Remaining	Aggregate
	of Options	Average Exercise	Contractual Life	Intrinsic Value (a)
	(in thousands)	Price	(In years)	(in thousands)
Balance at December 31, 2016	7,449	$4.46
Options granted	1,716	2.81
Options exercised	(1,235)	0.21
Options cancelled	(262)	12.24
Balance at June 30, 2017	7,668	$4.51	8.3	$7,037
Vested and expected to vest as of June 30, 2017	7,668	$4.51	8.3	$7,037
Exercisable as of June 30, 2017	3,404	$4.52	7.5	$5,045

(a)	The aggregate intrinsic value is calculated as the difference between the option exercise price and the closing price of common stock of $2.50 per share as of June 30, 2017.

The options granted during 2016, include the Company’s stock options for 3,673,940 common stock shares issued in exchange for Annapurna stock options at $0.21 exercise price per share.

The weighted-average fair values of options granted during the six months ended June 30, 2017 and 2016 were $1.96 and $1.62, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 were $3.2 million and $6.3 million, respectively.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock awards to employees and nonemployees in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$1,395	$1,912	$2,637	$4,140
General and administrative	848	914	1,502	2,770
Total share-based compensation	$2,243	$2,826	$4,139	$6,910

During the three and six months ended June 30, 2016, respectively, stock-based compensation expense included additional charges of $0.3 million, which was recorded within general and administrative expense, and $2.5 million, of which $1.4 million was recorded within research and development expense and $1.1 million within general and administrative expense, in the Company’s condensed consolidated statements of operations and comprehensive loss, related to stock modifications in connection with the separation agreements for two of the Company’s executive officers.

As of June 30, 2017, unrecognized compensation cost related to unvested employee options was $12.5 million, which is expected to be recognized over a weighted-average remaining period of 2.6 years.

Restricted Stock Units

Restricted stock units, or RSUs, are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The fair value of RSUs is based upon the closing sales price of our common stock on the grant date. RSUs granted to employees generally vest over a two to four year period.

The following table summarizes the RSUs activity under our stock plans and related information:

		Weighted-Average	Weighted-Average
	Number of	Grant-Date	Remaining
	Units (in thousands)	Fair Value (in dollars)	Contractual Term (in years)
Outstanding at December 31, 2016	1,049	$5.47	1.7
Granted	1,966	2.72
Vested and released	(191)	5.28
Forfeited	(331)	3.69
Outstanding at June 30, 2017	2,493	$3.56	1.9

The total fair value of RSUs that vested for the six months ended June 30, 2017 and 2016 was $1.0 million and $2.2 million, respectively. As of June 30, 2017, unrecognized compensation cost related to unvested RSUs was $7.3 million, which is expected to be recognized over a weighted-average remaining period of 3.2 years.

Stock Options Granted to Employees

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Option grants:
Expected volatility	81%	81%	81%	81%
Expected term (in years)	5.7	5.9	6.0	5.9
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.9%	1.3%	1.9%	1.3%

Stock Options Granted to Non-Employees

Stock-based compensation related to options granted to non-employees is measured and recognized as the options are earned. The Company believes that the estimated fair value of the options is more readily measurable than the fair value of the services rendered. The following weighted-average assumptions were used in estimating non-employees’ stock-based compensation expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Option grants:
Expected volatility	82%	84%	82%	83%
Expected term (in years)	9.0	8.0	9.0	7.5
Expected dividend yield		—		—
Risk-free interest rate	2.2%	1.6%	2.3%	1.6%

As of June 30, 2017, unrecognized stock-based compensation expense related to non-employees’ options was $0.6 million, which was expected to be recognized over a weighted-average remaining period of 1.9 years.

12. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the 401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. For the six months ended June 30, 2017 and 2016, the Company contributed $0.2 million and $0.2 million to the 401(k) Plan, respectively.

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

We have excluded warrants and equity awards to purchase approximately 10.3 million and 9.9 million shares of our common stock that were outstanding as of June 30, 2017 and 2016, respectively, in the computation of diluted net loss per share attributable to common stockholders because their effect was antidilutive.

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

Overview

We are a gene therapy company advancing novel medicines that may offer life-changing benefits to patients living with serious rare and ocular diseases. We are leveraging our next-generation adeno-associated virus (AAV)-based directed evolution platform to generate gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. We have also acquired certain other gene therapy product candidates through our acquisition of Annapurna Therapeutics SAS (Annapurna), a privately-held French gene therapy company, on May 11, 2016. Our core capabilities include clinical development and in-house manufacturing expertise, specifically in process development, assay development, and novel vector development, and we are led by a team with significant drug development and gene therapy expertise.

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

With our pipeline of gene therapies for rare diseases, we are advancing ADVM-043 (formerly known as ANN-001) for the treatment of A1AT deficiency. ADVM-043 is a product candidate designed to be a single-administration treatment. This therapy has the potential to induce stable, long-term A1AT expression at therapeutic levels, as seen in preclinical proof-of-concept studies. ADVM-043 has an open IND with the FDA, and we met with the agency in 2017 to review our development plan. We are upgrading ADVM-043’s manufacturing process to a commercial-grade baculovirus-based process and are transferring this process to a contract manufacturing organization to produce clinical materials for our trials. We plan to begin patient enrollment in a Phase 1/2 trial in the fourth quarter of 2017.

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

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2017, we had an accumulated deficit of $225.4 million, primarily as a result of research and development, general and administrative expenses, impairment of goodwill and intangible assets, and restructuring charges. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval and prepare for, and if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

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

As of June 30, 2017, we had $197.4 million in cash, cash equivalents and short-term investments. We believe that we have sufficient funds to continue our operations through the end of 2019.

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

As of June 30, 2017, we had total deferred revenue of $8.0 million. The Company recognized $0.5 million and $0.3 million of revenue during the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.6 million of revenue during the six months ended June 30, 2017 and 2016, respectively.

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

We have received refundable tax credits from the Australian and French tax authorities in connection with certain research costs incurred by our subsidiary conducting research in Australia and France. These refunds do not depend on our taxable income or tax position and therefore we do not account for them under an income tax accounting model. We recognize such refunds as government grants in the period when qualified expenses are incurred as a reduction of research expenses. We have recorded the reimbursement from the Australian and French tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss for the applicable period. During the six months ended June 30, 2017 and 2016, tax credits received were immaterial.

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

Other Income (Expense), Net

Other income (expense), net is comprised mainly of interest income on our cash equivalents and investments in marketable securities.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016 (dollars in in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Collaboration revenue	$463	$307	$156	$925	$572	$353
Operating expenses:
Research and development	8,492	7,955	537	17,553	15,410	2,143
General and administrative	4,064	5,114	(1,050)	12,053	13,432	(1,379)
Goodwill impairment charge	—	49,120	(49,120)	—	49,120	(49,120)
Total operating expenses	12,556	62,189	(49,633)	29,606	77,962	(48,356)
Operating loss	(12,093)	(61,882)	49,789	(28,681)	(77,390)	48,709
Other income, net	663	222	441	1,152	338	814
Net loss	$(11,430)	$(61,660)	$50,230	$(27,529)	$(77,052)	$49,523

Revenue

Collaboration revenue increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2017 as compared to the same periods last year, primarily due to amortization of additional billings related to our collaboration agreements with Regeneron and Editas.

Research and Development Expense

Research and development expenses increased by $0.5 million and $2.1 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods last year, primarily due to an overall increase in research and development activity. For the three months ended June 30, 2017, the increase was primarily due to higher professional fees related to development programs acquired in the Annapurna acquisition. For the six months ended June 30, 2017, the increase was primarily due to $1.6 million of higher material production and outside service costs related to toxicology lot production and $1.1 million of higher professional fees, lab expenses and depreciation expense associated with lab equipment to support our ongoing research and development activity, partially offset by lower stock-based compensation expense mainly attributable to a one-time charge of stock-based compensation expense related to accelerated vesting of one of our executive employees’ stock awards during the six months ended June 30, 2016.

For the periods presented, substantially all of our research and development expense related to Adverum development activities for our A1AT and wAMD programs and our other potential product candidates. Upon completion of the Annapurna acquisition in May 2016, we began incurring expenses related to Annapurna’s four rare disease development programs. We expect that research and development expenses will increase in future periods as we continue to invest in our three lead gene therapy programs and earlier-stage research programs.

General and Administrative Expense

General and administrative expenses decreased by $1.1 million and $1.4 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods last year. For the three months ended June 30, 2017, the decrease was primarily due to lower professional fees mainly attributable to the Annapurna acquisition activity. For the six months ended June 30, 2017, the decrease was primarily due to $1.6 million of lower compensation expense mainly attributable to one-time charges of stock-based compensation expense related to accelerated vesting of our executive employees’ stock awards and $2.8 million of lower consulting and professional fees mainly attributable to the Annapurna acquisition activity, partially offset by $2.0 million of estimated termination costs associated with our master service agreement with Cornell University and $1.0 million litigation expenses related to the settlement of federal and state securities class actions.

We expect general and administrative expenses will increase in future periods to support continued research and development initiatives and potential commercialization of our product candidates. We will continue to assess such expenses as we advance our three lead gene therapy programs and earlier-stage research programs.

Goodwill Impairment Charge

As we recorded goodwill and IPR&D intangible assets upon the acquisition of Annapurna, we are required to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently if indicators of impairment exist. We operate as one reporting unit and goodwill was recorded to this reporting unit. We fully impaired our goodwill from the Annapurna acquisition and recorded a goodwill impairment charge of $49.1 million for the three and six months ended June 30, 2016. There were no impairment charges during the three and six months ended June 30, 2017.

Other Income, Net

Other income, net increased by $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods last year, primarily due to higher interest income as we increased our investments in marketable securities.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2017, we had an accumulated deficit of $225.4 million, primarily as a result of research and development and general and administration expenses. As of June 30, 2017, we had $197.4 million in cash, cash equivalents and short-term investments. We believe that our existing cash and cash equivalents and short-term investments as of June 30, 2017 will be sufficient to fund our operations through the end of 2019.

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

Cash Flows

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(23,238)	$(20,377)
Net cash provided by (used in) investing activities	(159,520)	40,061
Net cash provided by financing activities	342	349
Effect of foreign currency exchange rate	(231)	(79)
Net increase (decrease) in cash and cash equivalents	$(182,647)	$19,954

Cash Used in Operating Activities

During the six months ended June 30, 2017, net cash used in operating activities was $23.2 million, primarily as a result of the net loss of $27.5 million and $1.1 million of net decrease in operating assets and liabilities, partially offset by $5.4 million of non-cash charges mainly related to stock-based compensation expense and depreciation and amortization expense.

During the six months ended June 30, 2016, net cash used in operating activities was $20.4 million, primarily as a result of the net loss of $77.1 million, partially offset by $56.7 million of non-cash charges related to goodwill impairment charge, stock-based compensation expense and depreciation and amortization.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017, was $159.5 million, primarily due to 172.8 million of purchases of marketable securities and $0.7 million of purchases of property and equipment, partially offset by $14.0 million of maturities of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2016 was $40.1 million, primarily a result of $37.7 million from the maturities of marketable securities and $3.4 million of cash acquired in a business combination, partially offset by $1.1 million of purchases of property and equipment.

Purchases of property and equipment primarily consisted of the acquisition of laboratory equipment to support our research and development activities.

Cash Provided by Financing Activities

The net cash provided by financing activities of $0.3 million for both the six months ended June 30, 2017 and 2016 was a result of the proceeds from exercises of stock options.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in 2020. Additionally, we have contractual obligations to vendors.

The lease agreement provides for an escalation of rent payments each year and will expire on May 8, 2020. We may extend the lease term for up to four years.

In December 2016, we informed Cornell University, or Cornell, that we decided to terminate our master services agreement, or MSA, with Cornell effective January 6, 2017. Subsequently, Cornell informed us that it disputes the validity of our termination of the MSA. Although we intend to defend the validity of our termination of the MSA, we recorded $2.0 million of estimated costs associated with the termination of the MSA, which is recorded within accrued expenses and other current liabilities in our condensed consolidated balance sheet as of June 30, 2017 and within general and administrative expenses in our condensed consolidated statement of operations for the six months ended June 30, 2017.

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

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2017.  For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Principal Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the period ended March 31, 2017. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, except as set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017.

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

Date: August 8, 2017	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Amber Salzman
Amber Salzman
President and Chief Executive Officer

By:	/s/ Leone Patterson
Leone Patterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1

Offer Letter, dated June 15, 2017, by and between Adverum Biotechnologies, Inc. and Athena Countouriotis, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017, and incorporated herein by reference).

10.2

Change in Control and Severance Agreement, dated June 15, 2017, by and between Adverum Biotechnologies, Inc. and Athena Countouriotis, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017, and incorporated herein by reference).

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.