Form 10-K
period 2017-12-31
Adverum Biotechnologies, Inc.
filed 2018-03-06
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $87.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2017 of $2.50 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 28, 2018, the registrant had 62,173,278 shares of common stock, par value $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the Proxy Statement) for the 2018 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

In this report, unless otherwise stated or the context otherwise indicates, references to “Adverum,” “Adverum Biotechnologies,” “the Company,” “we,” “us,” “our” and similar references refer to Adverum Biotechnologies, Inc., a Delaware corporation.

Adverum, the Adverum logo and other trademarks or service marks of Adverum that may appear in this Annual Report on Form 10-K are the property of the Company. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies. The Company does not intend its use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of the Company by, these other companies, and all such third-party trade names, trademarks, and service marks are the property of their respective owners.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, progress, timing, costs and results of preclinical studies and any clinical trials for our product candidates;
•	our ability to advance our viral vector manufacturing and delivery capabilities;
•	the timing or likelihood of regulatory filings, designations and approvals;
•	our plans to explore potential applications of our gene therapy platform in other indications in ophthalmology and rare diseases;
•	our expectations regarding the clinical effectiveness of our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	our expectation regarding the potential market sizes for our product candidates;
•	our intellectual property position;
•	the potential benefits of our strategic collaborations and our ability to enter into strategic arrangements;
•	developments and projections relating to our competitors and our industry;
•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	the safety, efficacy and projected development timeline and commercial potential of any product candidates.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

ii

PART 1.

Item 1. Business

Overview

We are a clinical-stage gene therapy company targeting unmet medical needs in serious rare and ocular diseases. Leveraging our next-generation adeno-associated virus (“AAV”)-based directed evolution platform, we generate gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include clinical development and in-house manufacturing expertise, specifically in process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control. Our leadership team has significant drug development and gene therapy expertise.

We are advancing our robust pipeline of gene therapy product candidates designed to treat rare diseases, alpha-1 antitrypsin (“A1AT”) deficiency and hereditary angioedema (“HAE”), as well as wet age-related macular degeneration (“wAMD”). Our pipeline of lead and partnered gene therapy programs is shown below.

For the treatment of A1AT deficiency, we are advancing our gene therapy product candidate ADVM-043, AAVrh.10-A1AT, in an ongoing Phase 1/2 clinical trial (the “ADVANCE trial”). The ADVANCE trial is a multi-center, open-label, dose-escalation study. The primary endpoint is safety and tolerability and secondary endpoints include changes in plasma concentrations of both total and M-specific A1AT levels. The study will include up to 20 patients across up to four planned dosing cohorts of up to 5 patients each. The first three cohorts of patients will receive a single intravenous (“IV”) administration of ADVM-043 and the fourth cohort of patients will receive a single intrapleural (“IP”) administration of ADVM-043. In the first cohort, patients (n=2) have been dosed and evaluated following a single administration of ADVM-043 at a dose of ~1E12 vg/kg (8E13 total vg). Based on a review of the preliminary safety data, the independent data monitoring committee (“DMC”) has recommended escalating to the intermediate dose (~5E12 vg/kg (4E14 total vg) of ADVM-043, which will be utilized in the second cohort of patients, which is open for enrollment. Further details about the study can be found at ClinicalTrials.gov under trial identifier number NCT02168686. We expect to report preliminary data from this trial in the second half of 2018.

* Based on an 80kg patient

ADVM-043 is designed as a potential single-administration treatment to induce stable, long-term A1AT protein levels, or expression. In a preclinical proof-of-concept study, ADVM-043 demonstrated robust protein expression above therapeutic levels in mice following either IV or IP administration. In another study in non-human primates, evidence of stable long-term expression of hA1AT was observed out to one year following IP administration of ADVM-043.

For treatment of the rare disease HAE, we are advancing our preclinical gene therapy product candidate ADVM-053, AAVrh.10-C1EI. ADVM-053 is designed as a potential single-administration treatment to provide sustained expression of the C1 esterase inhibitor (“C1EI”) protein to eliminate protein level variability and to prevent breakthrough edema attacks. In preclinical studies, a single IV administration of ADVM-053 increased C1EI protein expression above therapeutic levels and decreased vascular permeability. We plan to submit an Investigational New Drug (“IND”) application for ADVM-053 for HAE with the U.S. Food and Drug Administration (“FDA”) in the second half of 2018.

For wAMD, we are advancing our preclinical gene therapy product candidate ADVM-022, AAV.7m8-aflibercept. Comprising a proprietary vector capsid (“AAV.7m8”) and a proprietary expression cassette, ADVM-022 is administered as a single intravitreal injection and is designed to minimize the treatment burden of anti-Vascular Endothelial Growth Factor (“VEGF”) injections, which is the current standard of care for treatment of wAMD. We have presented preclinical proof-of-concept data of ADVM-022’s anti-angiogenic effect in the laser-induced choroidal neovascularization (“CNV”) model in non-human primates (“NHP”), the industry standard for testing new wAMD therapies. The data from a single injection of ADVM-022 showed efficacy that was comparable to the anti-VEGF standard of care, which was used as positive control in the CNV study. At scientific meetings in September 2017, we presented additional long-term data, which continued to demonstrate sustained expression of anti-VEGF protein following a single intravitreal injection of ADVM-022. Pharmacokinetic data on one non-human primate demonstrated sustained expression for 52 weeks. In a separate ongoing study, sustained expression for at least seven months has been observed in seven non-human primates. In this ongoing preclinical study, we continue to assess the durability of protein expression in non-human primates and expect to report 12-month efficacy data in the NHP CNV model in the first half of 2018. We plan to submit an IND application for ADVM-022 for wAMD with the FDA in the second half of 2018.

Our earlier-stage research programs include gene therapy product candidates targeting cardiomyopathy associated with Friedreich’s ataxia (“FA”) and severe allergy.

Our partnered programs include vectors we are developing under collaboration agreements. Under an agreement with Editas Medicine, Inc. (“Editas”) we are leveraging our AAV-vectors for use with Editas’ leading Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”)-based genome editing technologies to treat up to five inherited retinal diseases. Our agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) provides for development of up to eight distinct ocular therapeutic targets, and includes AVA-311 for the treatment of juvenile X-Linked Retinoschisis (“XLRS”).

On May 11, 2016, we completed the acquisition of all of the outstanding shares of Annapurna Therapeutics SAS (“Annapurna”), a privately-held French gene therapy company, (the “Annapurna acquisition”) and, as a result, Annapurna became our wholly-owned subsidiary. At the closing of the Annapurna acquisition, we issued 14,087,246 shares of our common stock to the shareholders of Annapurna, and the outstanding stock options or other rights to purchase capital stock of Annapurna were exchanged for our stock options or other rights to purchase capital stock of our common stock.

We changed our name from “Avalanche Biotechnologies, Inc.” to “Adverum Biotechnologies, Inc.” upon completion of the Annapurna acquisition.

Our Strengths

We believe we have the capabilities, resources, and expertise to enable Adverum to become a leading gene therapy company. These strengths include:

•	industry-leading capabilities in AAV technology;
•	a robust pipeline of gene therapy product candidates targeting the treatment of serious rare and ocular diseases;
•	a robust patent portfolio;
•	proprietary vectors; and
•	an experienced leadership team with expertise in developing gene therapies.

Our Strategy

Our goal is to discover, develop, and commercialize novel gene therapies with the potential to treat patients living with serious rare diseases or diseases of the eye. The key elements of our strategy to achieve this goal are to:

•

Target large patient populations impacted by wAMD and well-established orphan indications offering significant market potential. For wAMD, there are an estimated 1.2 million individuals in the U.S. and 3 million on a worldwide basis living with this disease, and the incidence of new cases is expected to continue to grow significantly from an aging population. The standard-of-care therapies generated approximately $9.2 billion in sales in 2017. For A1AT deficiency, approximately 100,000 individuals in the U.S. are affected. The therapeutic market for patients with A1AT deficiency was estimated at approximately $575 million in the U.S., $700 million in North America, and $1.2 billion worldwide in 2016. For HAE, there are approximately 8,000 individuals in the U.S. impacted by this disease. The therapeutic market for HAE was approximately $1.7 billion worldwide in 2016.

•

Address unmet needs in serious rare and ocular diseases. Our gene therapies are designed as single-administration treatments to address the unmet needs of patients with serious rare and ocular diseases. Currently, patients living with A1AT deficiency, HAE and wAMD are treated with therapies that require frequent IV, subcutaneous injection (“SQ”), or intravitreal administration and have significant limitations. As an example, for patients with emphysema due to A1AT deficiency, the current standard-of-care treatment is weekly IV infusions of A1AT. This treatment regimen can be difficult for patients to comply with and underdosing can lead to worsening lung function. For HAE, the current standard-of-care treatment is IV or SQ infusions of C1EI 2-3 times a week, which offer limited efficacy as patients can still have breakthrough attacks, which can be fatal. For wAMD, the current standard-of-care treatment requires patients to receive intravitreal injections of anti-VEGF proteins every 4-8 weeks, which can be difficult for patients to comply with and leads to loss of vision from underdosing.

•

Pursue indications with well-defined clinical and regulatory paths to mitigate the risk of the development of our novel gene therapies. We have selected indications that have prior clinical validation, including established endpoints, and defined regulatory paths. For example, in A1AT deficiency, published clinical data demonstrate the correlation of patients’ serum A1AT protein levels with the risk for emphysema, and four plasma derived protein products have been approved by the FDA based on demonstrating an increase in the A1AT protein levels. Similarly, data show that augmenting serum A1AT protein levels can slow the loss of lung parenchyma. In HAE, there are several therapies approved for routine prophylaxis on the basis of reducing breakthrough attacks by elevating C1-esterase inhibitor levels to an established threshold. For wAMD, anti-VEGF proteins are the approved standard-of-care, and our gene therapy utilizes a proprietary vector designed to deliver an anti-VEGF protein through an intravitreal injection.

•

Accelerate the clinical development of our pipeline of gene therapies toward near-term milestones. To accelerate the development of our pipeline, we are executing our clinical and regulatory plans to have three gene therapy programs in the clinic in the near term. We are advancing ADVM-043 for the treatment of patients with A1AT deficiency in the ADVANCE trial, which began patient dosing in December 2017. We expect to report preliminary data from the ADVANCE trial in the second half of 2018. For ADVM-022 for wAMD, we are conducting IND-enabling studies as well as an ongoing preclinical study to assess the durability of protein expression in non-human primates and long-term efficacy of ADVM-022 in the laser induced CNV model in NHPs. We expect to report the 12-month efficacy data in the first half of

2018. In addition, we plan to submit an IND application for ADVM 022 for wAMD with the FDA in the second half of 2018. For ADVM-053 for HAE, IND-enabling studies are ongoing and we also plan to submit an IND application with the FDA in the second half of 2018.

•

Advance our earlier-stage research initiatives and leverage our industry-leading capabilities in novel vector development. We plan to continue to leverage our next-generation AAV-based directed evolution platform to engineer AAV capsid and discover novel vectors with potential enhanced tropism for certain tissues and/or improved antibody neutralization profile over currently existing AAV variants. Combining our vectorology and manufacturing expertise, we have the capability to generate large amounts of high-throughput recombinant AAV capsid libraries that can be screened in large animals rather than rodents in order to maximize chances of applicability to human subjects. We are also focused on discovering improved ubiquitous and cell-specific promoters and expression cassettes to offer optimal transgene expression target tissue. We plan to use this expertise to expand our pipeline and manage and potentially extend the life cycle of our novel gene therapies.

•

Collaborate with partners to leverage our industry-leading AAV vector expertise and ophthalmic vector development and product delivery capabilities. Under a collaboration agreement with Editas Medicine, we are leveraging our proprietary AAV vectors for use with Editas’ leading CRISPR-based genome editing technologies to treat up to five inherited retinal diseases. Our collaboration agreement with Regeneron provides for the development of up to eight distinct ocular therapeutic targets and, includes AVA-311 for the treatment of juvenile XLRS. We plan to continue to explore ways to work collaboratively with these and potential new partners who may benefit from our capabilities and expertise in AAV vector development and product delivery.

•

Prepare manufacturing capabilities for late-stage clinical trials and commercialization. We plan to begin the initial stage of investing in a manufacturing facility to build on our internal process development capabilities. Our in-house manufacturing process is based on the Baculovirus/Sf9 production system, which has been used for a number of FDA and EMA-approved products and is capable of producing large quantities of AAVs. Currently, we utilize our process development capabilities to deliver scalable processes to GMP contract manufacturers. As we prepare for larger, late-stage clinical trials and potential commercialization, we plan to invest in stages in a manufacturing facility to meet our product production requirements.

Gene Therapy Background

Gene therapy is a powerful treatment modality to address disease biology in a targeted and efficient way. With gene therapy, affected individuals are administered vectors encoding therapeutic genes, expressing for example the functional version of a mutated protein (e.g., A1AT or C1EI) or a therapeutic protein (e.g. anti-VEGF). Instead of providing proteins or other therapies externally and dosing them over a long period, gene therapy offers the possibility of dosing once, or a very limited number of times, to achieve a long-term, durable benefit. Once a patient’s cells have incorporated the therapeutic gene, the cells are potentially able to continue to produce the therapeutic protein for years.

Similar to existing classes of protein or biologic therapies such as monoclonal antibodies and drug-antibody conjugates, gene therapy has taken a number of years to evolve from a research tool into a viable and compelling treatment modality. There have been several recent advances in gene therapy, including the following:

•

Compelling clinical data. Positive data from gene therapy clinical trials have been reported in a variety of indications, including adrenoleukodystrophy, beta-thalassemia, chronic lymphoid leukemia, hemophilia, Spinal Muscular Atrophy, HIV infection and Parkinson’s disease, as well as several ophthalmic diseases including biallelic RPE65 mutation-associated retinal dystrophy, Choroideremia and Leber’s Hereditary Optic Neuropathy.

•

Increased investment by biopharmaceutical companies. The modality of gene therapy has been further validated by growing interest and investments by biopharmaceutical companies. Large, global biopharmaceutical companies, such as BioMarin Pharmaceutical Inc., Biogen Idec Inc., Celgene Corporation, GlaxoSmithKline plc, Novartis, Sanofi, Regeneron and Shire Pharmaceuticals Group Plc, have increased their investment in the gene therapy field. Additionally, pure-play gene therapy companies, such as Applied Genetic Technologies Corporation, Audentes Therapeutics, Inc., bluebird bio, Inc., REGENXBIO Inc. (“REGENXBIO”), Spark Therapeutics, Inc., uniQure N.V. and Voyager Therapeutics, have attracted recent investment in this growing field.

•

Approval of gene therapy products by regulatory authorities. The FDA recently approved its first AAV vector-based gene therapy product, LUXTURNA™ (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy.

Our Novel AAV Vector Discovery and Optimization System

Our next-generation discovery platform is based on vectors derived from AAV, which is a small, non-pathogenic virus, encoding a therapeutic DNA instead of the viral protein genes. The resulting vector is used to deliver a functional gene into a desired cell population, which when expressed, will result in continuous protein production. We believe AAV vectors offer numerous advantages over other viral and non-viral vector technologies used for gene therapy. These advantages, highlighted below, have the potential to allow AAVs to be safe, to be applicable for a variety of indications and to exhibit long-term efficacy.

•	Highly-efficient transfer of DNA. AAV vectors offer highly-efficient transfer of DNA to the patient.
•	Non-pathogenic. Parental AAV virus is not known to cause any disease in humans.
•	Non-replicating. Parental AAV virus is naturally replication deficient. Once inside the host cell, AAV vectors do not replicate, and cannot spread.
•

Long-term expression. Once incorporated into the host cell, AAV vectors can continue to drive expression of a therapeutic protein for years. This may avoid the need for frequent treatments, that are the standard of care for the treatment of A1AT deficiency, HAE and wAMD.

•	Low-integrating potential. AAV vector genomes remain mainly as a stable non-integrated episome in the host cell nucleus, mitigating the risk of potential safety concerns.
•	Low inflammatory potential. Compared to other vectors used in direct gene therapy approaches, AAV vectors elicit only mild inflammatory reactions.
•

Ability to transduce non-dividing cells. AAV vectors are able to efficiently transduce non-dividing cells or slow-dividing cells such as retinal cells and hepatocytes which allow production of the therapeutic protein at the site of the disease (wAMD) or its natural organ of production (A1AT).

•	Tested in humans. AAV vectors have been used safely in more than 130 gene therapy trials to date.

AAV is naturally occurring and has become a leading vector used in gene therapy. According to the Journal of Gene Medicine, AAV has been used in over 130 clinical trials as of August 2016. The most frequently studied variant of AAV is AAV2, which can preferentially infect a number of cell types, including those found in the retina.

As effective as existing AAV vectors are in gene therapy, we believe there is an opportunity to advance vector capabilities beyond those currently available. Naturally occurring AAV variants have evolved with particular characteristics, some of which pose limitations to their use in gene therapy.

In order to create next-generation vectors, we use a multi-step process known as directed evolution. Our directed evolution technology uses a library of engineered AAV capsid genes, which exhibit different properties and capabilities than naturally occurring AAVs. Once we have created an initial pool of millions of different AAVs, each with distinct genetic and chemical composition, we screen the AAVs in the pool for novel properties, e.g., specific transduction of a particular cell type of interest or the capability to evade pre-existing neutralizing immune response. After isolating engineered capsids with potentially desirable properties from the target tissue, a smaller pool of optimized vectors from this screening process is further generated and screened until we have identified a select number of engineered AAVs with the characteristics we seek.

Our Product Candidates

We have a pipeline of gene therapy product candidates in development for the treatment of patients with serious rare and ocular diseases.

ADVM-043 for Treatment of A1AT Deficiency

Market for A1AT Deficiency

A1AT deficiency is an orphan disease affecting approximately 100,000 individuals in the United States (the “U.S.”). The disease is caused by mutations in the SERPINA1 gene, resulting in very low levels of A1AT. A1AT deficiency is associated with the development of emphysema and premature death.

The market for A1AT deficiency therapy was approximately $575 million in the U.S., $700 million in North America and $1.2 billion worldwide in 2016. The current standard-of-care treatment for patients with this disease who have developed emphysema includes weekly IV infusions of a plasma derived A1AT, at an estimated cost of $100,000 annually per patient. This current treatment regimen is burdensome and can result in underdosing, which in turn can lead to worsening lung function.

Our Approach for A1AT Deficiency

ADVM-043 is our gene therapy candidate that has the potential to induce stable, long-term A1AT protein expression. In a preclinical proof-of-concept study, ADVM-043 demonstrated robust protein expression in mice, with protein levels 2.5 times above normal levels of A1AT. Data showed that hA1AT was present in the serum following either IV or IP administration of ADVM-043. In another study in non-human primates, evidence of stable long-term expression of hA1AT was observed out to one year following IP administration of ADVM-043.

ADVM-043 utilizes AAVrh.10, a vector selected based on peer-reviewed published research which compared 25 different vectors used in the lung showing superiority of protein expression from AAVrh.10 over other serotypes. In addition, AAVrh.10 has been shown to transduce the liver, which is the organ that naturally produces A1AT with high efficiency. Our biodistribution and preclinical data on this vector lead us to believe there is potential for AAVrh.10-A1AT, when administered intravenously, to provide therapeutic levels of A1AT.

We are advancing ADVM-043 in the ADVANCE trial in A1AT deficiency patients and we expect to report preliminary data from this trial in the second half of 2018.

ADVM-053 for Treatment of HAE

Market for HAE

HAE is an orphan disease affecting approximately 8,000 individuals in the U.S. This disease is caused by a genetic mutation that results in low levels of C1EI. Low C1EI levels can be associated with sudden swelling and edema of respiratory airways, gastrointestinal tract, and extremities.

The current standard-of-care prophylaxis treatment regimen generally requires IV infusions or subcutaneous injections of C1EI 2-3 times a week, at an estimated cost of $0.5 million – $0.6 million annually per patient in the U.S. This treatment regimen can be burdensome for patients and their caregivers, and patients may still experience breakthrough edema attacks despite treatment.

A prior study demonstrated that patients treated with more frequent infusions of C1EI can significantly decrease and, in some patients, eliminate breakthrough attacks. However, a daily infusion treatment regimen is not clinically practical and, therefore, there is an unmet medical need for sustained C1EI delivery to patients in order to prevent breakthrough edema attacks.

Our Approach for HAE

ADVM-053 is our preclinical gene therapy product candidate that has the potential to be a prophylactic treatment of HAE. ADVM-053 is designed to be administered as a single IV injection to prevent HAE attacks.

ADVM-053 also utilizes an AAVrh.10-based vector, which has been shown to target the liver, which is the natural source of C1EI. In prior preclinical studies, a single IV administration of ADVM-053 showed robust C1EI protein expression. In a proof-of-concept study, ADVM-053 increased C1EI protein expression above anticipated therapeutic levels. An additional study, in a mouse model of the disease, demonstrated that ADVM-053 decreased vascular permeability.

We are advancing ADVM-053 for HAE and plan to submit an IND with the FDA in the second half of 2018.

ADVM-022 for Treatment of wAMD

Market for wAMD

Age-related macular degeneration (“AMD”) is a progressive disease affecting the retinal cells in the macula, the region of the eye responsible for central vision. Disease progression results in the death of retinal cells and the gradual loss of vision.

Approximately 10% of patients living with AMD have an advanced form of the disease called wAMD, in which blood vessels begin to invade the cellular space between layers of cells in the retina. These new blood vessels are often leaky, which results in fluid and blood in the retina and causes vision loss.

wAMD is a leading cause of vision loss in subjects over 60 years of age. A significant number of individuals are impacted by this disease, which has a prevalence of approximately 1.2 million individuals in the U.S. and 3 million on a worldwide basis. The incidence of new cases of wAMD in the U.S. is approximately 150,000 to 200,000 annually, and this number is expected to grow significantly based on the country’s aging population.

Although the underlying molecular causes of AMD are not completely known, VEGF is known to play a central role in the growth of new blood vessels in wAMD. The standard-of-care therapies for wAMD include Lucentis® and EYLEA®, which together generated annual sales of approximately $9.2 billion in 2017, in addition to off-label use of Avastin®.

•

Lucentis, a recombinant humanized monoclonal antibody fragment that binds to and inhibits VEGF proteins in the eye, was approved in the U.S. in 2006 and in Europe in 2007. In 2017, Lucentis achieved worldwide sales of approximately $3.3 billion.

•

EYLEA, a recombinant fusion protein containing portions of the human VEGF receptors that binds to VEGF, was approved in the U.S. in 2011. EYLEA has exhibited strong adoption in the market due to its more convenient dosing regimen compared to Lucentis and in 2017, EYLEA® achieved worldwide sales of approximately $5.9 billion.

•

Avastin is a recombinant human monoclonal antibody that binds to VEGF and is approved as an anti-cancer agent. Avastin is widely prescribed off-label in ophthalmic diseases such as wAMD and makes up approximately 60% of the wAMD market by volume.

The current treatment regimen can be burdensome, as patients generally require intravitreal injections with anti-VEGF proteins every 4-8 weeks. Compliance with this regimen can be difficult for patients and their caregivers, leading to compliance deficiencies and loss of vision from underdosing.

Our Approach for wAMD

ADVM-022 is our preclinical gene therapy product candidate for the treatment of wAMD. With AAV.7m8 and a proprietary expression cassette, ADVM-022 is administered as a single intravitreal injection and is designed to minimize the treatment burden of the standard of care frequent injections. At scientific meetings, we have presented preclinical proof-of-concept data of ADVM-022’s anti-angiogenic effect in the laser-induced CNV model in non-human primates, the industry standard for testing new wAMD therapies. The data from a single injection of ADVM-022 showed efficacy that was comparable to the anti-VEGF standard of care, which was the positive control in the CNV model. We presented additional long-term data at scientific meetings in September 2017, which continued to demonstrate sustained expression of anti-VEGF protein following a single intravitreal injection of ADVM-022. Pharmacokinetic data on one non-human primate demonstrated sustained expression for 52 weeks. In a separate ongoing study, sustained expression for at least seven months has been observed in seven non-human primates. In this ongoing preclinical study, we continue to assess the durability of protein expression in non-human primates and expect to report 12-month efficacy data for ADVM-022 in the laser induced CNV model in the first half of 2018.

We are advancing ADVM-022 and plan to submit an IND application with the FDA in the second half of 2018.

GenSight Biologics has also obtained a license from us to use AAV.7m8 for GS030 gene therapy encoding channelrhodopsin protein. GenSight has received MHRA approval to initiate a Phase 1/2 trial in retinitis pigmentosa, which is expected to begin in 2018.

Other Preclinical Product Candidates

In addition to our lead programs, we are developing a gene therapy product candidate for the treatment of cardiomyopathy associated with FA, a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. It affects approximately 5,000 people in the U.S. and approximately 5,000 to 10,000 people in Europe. Currently, we are conducting observational studies and are in the early stages of preclinical development.

Manufacturing

Our AAV vector manufacturing process is based on the Baculovirus Expression Vector System (“BEVS”), which has been used in a number of FDA- and EMA-approved products. This approach is well suited for the production of large quantities of AAVs, as it takes advantage of the efficiency of viral infection coupled with the high density and scalability of insect cells grown in serum-free suspension cultures. Compared to the mammalian cell-based approaches commonly used in the field, our manufacturing process is designed to produce higher yields of vectors per manufacturing campaign in a cost-effective manner.

Our BEVS manufacturing process, using the eye as an example, is presented in the figure below.

1)	The process begins with two DNA constructs, one encoding the therapeutic protein and the other encoding AAV helper components for the AAV capsid and replication of vectors.
2)	Each DNA construct is inserted into the genome of a baculovirus to create two types of recombinant baculoviruses.
3)	The two baculoviruses are used to transduce Sf9 insect cells, which in turn produce large amounts of AAV vectors containing the therapeutic gene of interest.
4)	The transduced Sf9 insect cells are then harvested and treated with a lysis buffer solution to burst the insect cells and release the AAV vectors.
5)	Recovered AAV vectors are then purified to remove unwanted debris.
6)	Following purification, the vectors are formulated in a physiological solution and placed in vials.
7)	The resulting drug product is ready for use as a therapeutic treatment for the targeted disease (e.g., injection in the eye to treat wAMD).

BEVS Manufacturing Process

Our AAV manufacturing method is industrialized, highly scalable and ready for adaptation for commercial stage. We believe our process provides the following advantages over competing systems:

•

Industrial-scale biologics production. Our BEVS system can produce quantities of product required at commercial stage by incorporating scalable, well-established process steps used throughout the industry for biologic products.

•

Safety advantages. Our BEVS system does not use mammalian cell cultures or tumorigenic cell lines, and the DNA sequences used to allow AAV vector production are inactive in mammalian cells, which lowers the risk of off-target expression from our products.

•

High yield and low cost. Because of its scalability, our BEVS system allows the production of large quantities of AAV vectors up to one hundred times greater per manufacturing campaign than those obtained using conventional AAV production systems. This lowers the unit cost of goods and may enable us to meet global demand for large markets, such as wAMD.

•	High purity. Our BEVS system coupled with our proprietary downstream purification process produces a highly pure drug substance.
•	Precedent regulatory framework. Several FDA- and EMA-approved vaccines and gene therapy products including FluBlok, Cervarix and Glybera are manufactured using similar BEVS technology.

Our products are manufactured using proprietary cell banks and a scalable process developed internally that is transferred to approved Contract Manufacturing Organizations (“CMOs”). These CMOs produce investigational drugs under cGMP conditions to support our clinical trials. Raw materials of highest quality are purchased from various suppliers and are used throughout the manufacturing process.

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

We continue to evaluate new raw material suppliers as well as CMOs with available manufacturing slots in order to provide manufacturing flexibility. As we prepare for larger, late-stage clinical trials and potential commercialization, we plan to begin the initial stage of investing in a manufacturing facility to build on our internal process development capabilities.

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

Our wAMD gene therapy ADVM-022 utilizes a proprietary vector and is administered through an intravitreal injection and will compete with a variety of therapies currently marketed and in development, including biologics, small molecules and gene therapy. Existing anti-VEGF therapies, Lucentis, EYLEA and Avastin, are well-established therapies and are widely accepted by physicians, patients and third-party payers as the standard-of-care treatment of patients with wAMD. To date, we are not aware of any treatment that has demonstrated a better benefit to patients than regular anti-VEGF protein delivery.

We know of a significant number of product candidates in development for wAMD, and we group them into four main categories:

•	biosimilar anti-VEGFs
•	combination / add-on therapy for efficacy improvement (for example, Anti-angiopoietin-2)
•	next generation anti-VEGF with quarterly injection
•	long acting delivery device / gene therapy to lower treatment frequency

There are several other companies with marketed products or products in development for the treatment of wAMD. These companies include Alcon, Allergan, Allegro Ophthalmics, LLC, Apellis Pharmaceuticals, Applied Genetic Technologies Corporation, Bayer, Hoffmann-La Roche Ltd., Iconic Therapeutics, Inc., Novartis, Ocular Therapeutix, Inc., Ohr Pharmaceuticals, Inc., Ophthotech Corporation, Opthea Limited, PanOptica Pharma, Quark Pharmaceuticals, SciFluor Life Science, LLC, Regeneron and REGENXBIO.

For the treatment of A1AT deficiency and HAE, we know of a number of products currently in development that aim to reduce the frequency of administration, improve the route of administration, and deliver better efficacy compared to the standard-of-care treatments available today. There are several companies with marketed products or products in clinical development for A1AT deficient patients with emphysema including Kamada Ltd., Shire and Grifols Therapeutics. For the treatment of HAE, there are several companies with marketed products or products in clinical development, including CSL Behring, Biocryst Pharmaceuticals, Ionis Pharmaceuticals, and Shire.

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

Research and Development Expense

Our research and development expenses were $39.8 million, $31.7 million and $25.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

License and Collaboration Agreements

Regeneron

In May 2014, we entered into a collaboration agreement with Regeneron for an initial period of three years to research, develop and commercialize novel gene therapy products for the treatment of ophthalmologic diseases. These products are based on our proprietary viral vectors that express transgenes encoding molecules that modulate up to a total of eight specified targets, and encoding certain endogenous molecules known to bind to and modulate such targets (such products, including AVA-311, collectively the “Products”). In February 2017, Regeneron exercised its option to extend the research term of the collaboration agreement for an additional three years, through May 1, 2020.

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

Regeneron has an option, exercisable with respect to all Products containing transgenes expressing molecules that modulate one of the specified targets, to obtain an exclusive, worldwide license to research, develop and commercialize such Products for the treatment, prevention or diagnosis of human disease or other medical disorders. Regeneron may exercise this option prior to the expiration of the term of the research program, within a certain time period after the acceptance for filing with the FDA of the IND for such Products. Regeneron must pay us an option fee each time it exercises an option.

Regeneron has the right to submit an IND with the FDA for Products prior to exercising its option. If Regeneron exercises its option for specified Products, Regeneron will be primarily responsible for developing, obtaining and maintaining regulatory approval for, and commercializing such Products.

We have a right to co-fund costs of developing, manufacturing and commercializing Products containing transgenes encoding molecules capable of modulating a target with respect to which Regeneron has exercised its option, subject to certain exceptions. We may exercise this co-funding right up to two times. If we exercise such right, we may elect to bear up to 35% of all development costs incurred for such Products. For any co-funded Products, Regeneron’s payment obligations extend until the Products are no longer sold in the applicable territory. For those Products for which we exercise this option, either party may opt out of sharing development costs for all Products containing transgenes encoding molecules capable of modulating a protein target, in which case the other party may continue to develop and commercialize such Products, subject to the payment of a royalty to the other party ranging from low-single digit to low double-digit royalties. While Regeneron will record all revenue from sales of the co-funded Products, Regeneron will share in the net profits and losses of sales of any Products for which we exercised our co-funding right, with each party receiving a share of profits and bearing its share of losses in accordance with the share of development costs borne by each party for such Product, provided that neither party exercises its opt-out right for such Products.

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

The collaboration agreement will expire with respect to each collaboration target upon expiration of all payment obligations by Regeneron. The collaboration agreement may also be terminated (i) by Regeneron at will, either in its entirety or on a target by target basis, upon 30 days’ prior written notice to us, (ii) by either party, upon written notice in connection with a material breach remaining uncured 60 days after initial written notice, (iii) by us, if Regeneron challenges the patent rights licensed by us under the collaboration agreement or (iv) by either party, for insolvency of the other party.

Under our research, collaboration and license agreement with Regeneron, we are required to have a mutually agreed-on research plan with Regeneron in order to invoice Regeneron for services performed. We do not currently have a research plan in place, and, consequently, we are not currently receiving any reimbursements from Regeneron.

Editas

In August 2016, we entered into a collaboration, option, and license agreement with Editas pursuant to which we and Editas collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology and we grant to Editas an exclusive option to obtain certain exclusive rights to use our proprietary vectors in up to five ophthalmic indications. We received a $1.0 million non-refundable upfront payment, with $0.5 million of such payment to be credited against Editas’ obligation to fund research and development costs during the year ended December 31, 2016. Under the terms of the agreement, both we and Editas are subject to exclusivity obligations. In January 2018, we and Editas extended the collaboration, option and license agreement. In consideration of extending the agreement, Editas made a one-time payment of $0.5 million to us in February 2018.

Under the terms of the agreement, as amended, Editas may exercise the option with respect to a designated initial indication until September 30, 2018. With respect to the four other indications, Editas may exercise the option until the fourth anniversary of the effective date, provided that the option will expire on the third anniversary of the effective date if Editas has not exercised the option with respect to the initial indication or any other indication by such date. Upon Editas’ timely exercise of the option with respect to the designated initial indication, Editas will pay us a $1.3 million fee. For the first additional indication for which Editas timely exercises its option, Editas will pay us a $1.5 million fee. Upon each subsequent exercise of the option, Editas will pay us a $1.0 million fee per indication. If Editas elects to develop a product using certain of our proprietary vectors, we will be eligible to receive up to $15.5 million in development and commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

Unless earlier terminated, the agreement will be in effect until the later of the expiration of the option exercise period or the expiration of the royalty term of the last product. At any time after the option is first exercised, Editas may terminate the Agreement for convenience in its entirety or on an indication-by-indication or country-by-country basis, upon prior written notice to us. We may also terminate the agreement if Editas challenges our patents relating to its proprietary vectors and does not withdraw such challenge within a defined period of time. In addition, either party may terminate the agreement with written notice upon a bankruptcy of the other party or upon an uncured material breach by the other party.

University of California

In May 2010, we entered into a license agreement with the Regents of University of California (“Regents”), as amended in September 2013. Under the license agreement, the Regents have granted to us an exclusive, even as to the Regents, license, with the right to grant sublicenses, under the Regents’ undivided interest in patent rights covering a method of using recombinant gene delivery vectors for treating or preventing diseases of the eye, to develop and commercialize products covered by such patent rights in all fields of use in the U.S. The licensed patent rights are jointly owned by the Regents and Chiron Corporation, which was acquired by Novartis AG (“Chiron”), but our license extends only to the Regents’ interest in such patent rights.

Under the license agreement, we are obligated to make milestone payments totaling up to $0.9 million upon reaching certain stages of development of the licensed products for one indication and totaling up to $0.5 million for each subsequent indication for which licensed products are developed, for up to a maximum of two additional indications. Through December 31, 2017, none of these goals had been achieved, and no milestones were payable. The license agreement also contains certain royalty payment requirements for net sales of licensed products.

Our license agreement with the Regents continues in effect for the life of the last-to-expire patent. We expect the agreement to terminate prior to any commercialization of any product candidates to which they apply. We may terminate this agreement without cause at any time upon 30 days’ prior written notice to the Regents. The Regents may terminate this agreement for a breach by us that remains uncured for 60 days, if we become insolvent, if we directly or through a third-party file a claim that a licensed patent right is invalid or unenforceable or if we fail to meet or extend the date for meeting certain diligence milestones.

Cornell University

We were a party to a master service agreement (“MSA”) with Cornell University (“Cornell”) originally established in August 2014 and amended in December 2015. Under the MSA, Cornell provided assistance in regulatory affairs, overall project management, and parameter development. The MSA, as amended, provided for Annapurna to pay Cornell $13.3 million ratably over 4 years for these services as services were performed.

In December 2016, we informed Cornell that we decided to terminate the MSA for material breach, effective January 6, 2017. Subsequently, Cornell informed us that it disputes the validity of our termination of the MSA. Although we intend to defend the validity of our termination of the MSA, we recorded $2.0 million of estimated costs associated with the termination of the MSA during the year ended December 31, 2017. This MSA included services relating to our gene therapy programs ADVM-043, ADVM-053 and severe allergy. Our three licensing agreements with Cornell for these programs remain unchanged.

The decision to terminate the MSA was due to Cornell’s failure to deliver therapeutic material of ADVM-043 suitable for use in human patients. As a result of this decision, we contracted with a large-scale contract manufacturing organization that complies with cGMP industry standards and can produce product quantities for both our planned clinical trials and potential commercial supply. This was part of our planned upgrade of the manufacturing process for ADVM-043, implementing our proprietary, highly-scalable baculovirus-based production system, in advance of our initiation of the ADVANCE trial in the fourth quarter of 2017.

In December 2015, Annapurna entered into three licensing agreements with Cornell, pursuant to which we are advancing gene therapy programs ADVM-043, ADVM-053, and severe allergy, which originally were initiated at the Department of Genetic Medicine at Weill Cornell.

A1AT Deficiency License Agreement: Under this agreement, we hold an exclusive license to certain know-how related to A1AT deficiency and rights to an IND application to initiate clinical studies of gene therapy for A1AT.

HAE License Agreement: Under this agreement, we hold an exclusive license to certain technology related to HAE and a non-exclusive license to certain other intellectual property related to the HAE program.

Allergy License Agreement: Under this agreement, we hold an exclusive license to certain patents related to allergens and a non-exclusive license to certain other technology related to allergens.

Across these three license agreements, Cornell is entitled to receive aggregate annual maintenance fees ranging from $30,000 to $0.3 million per year, up to $16.0 million in aggregate milestone payments and royalties on sales in the low single-digits, subject to adjustments and minimum thresholds.

We may terminate any of these license agreements for convenience upon ninety days written notice. Cornell may terminate any of the license agreements for material breach if such breach is not cured within a specified number of days. Cornell may also terminate the HAE License Agreement and/or the Allergy License Agreement if we commence any action and file a written claim asserting that any portion of the licensed patent rights is invalid or unenforceable.

Dr. Crystal, Chairman of Genetic Medicine, the Bruce Webster Professor of Internal Medicine and a Professor of Genetic Medicine and of Medicine at Weill Cornell, served as a consultant to Annapurna since inception and continues to provide services to us for an annual base compensation of $0.2 million.

REGENXBIO

A1AT Deficiency/Allergy License Agreement: In October 2015, we entered into an exclusive worldwide license with REGENXBIO to certain intellectual property in order to develop and commercialize products for the treatment of A1AT deficiency. Under this agreement, we also had an option to be granted an exclusive worldwide license to certain intellectual property to develop and commercialize products for the treatment of severe allergies, however this option was not exercised, and expired in October 2016. Under this license agreement, REGENXBIO was eligible to receive annual maintenance fees, up to approximately $20.0 million in combined milestone payments and royalties in the mid-to-high single digits. In April 2017, we notified REGENXBIO that we exercised our right to terminate this license agreement for any reason upon six months’ written notice.  The termination was effective in October 2017.

FA License Agreement: In April 2014, we entered into an exclusive worldwide license to certain intellectual property in order to develop and commercialize products using the AAVrh.10 vector for FA, where the vector is administered by any route except directly to the central nervous system (“FA Systemic”).

Under the terms of this license agreement, we also had options to obtain a non-exclusive worldwide license to develop and commercialize an FA product where the vector is administered directly to the central nervous system (“FA CNS”), as well as an FA Systemic product using another AAV vector. The option to obtain a non-exclusive license to FA Systemic expired in April 2015 and the option to obtain a non-exclusive license for FA CNS expired in April 2016, and neither were exercised. In October 2017, we notified REGENXBIO that we exercised our right to terminate this license agreement for any reason upon six months’ written notice.  The termination will be effective in April 2018.

Inserm Transfert

In July 2014, we entered into an agreement with Inserm Transfert (“Inserm”) whereby we hold an exclusive license to certain patents to develop and commercialize products for the treatment of FA and a non-exclusive license to certain other intellectual property related to the FA program. The agreement was amended in October 2015 to increase the scope of the intellectual property under the licenses. Under this agreement, Inserm is entitled to receive certain de minimis license payments, certain development milestone payments of up to approximately €2.0 million in the aggregate and royalties on sales in the low single-digits, subject to adjustments.

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

Pursuant to Section 4.7 of the agreement with Inserm, our acquisition of Annapurna triggered a one-time payment to Inserm of €0.3 million.

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

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; obtain regulatory exclusivity and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

We own or license more than 60 patent applications pending in the U.S. and foreign jurisdictions. More than 50 patent applications have been filed in the U.S. and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, more than 20 patents have been issued to us or to our licensors that are active. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek patent protection in the U.S. and abroad for a variety of technologies, including: research tools and methods, AAV-based biological products, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-owned Intellectual Property

We own three families of patent applications that are directed to AAV-based compositions and methods for treating or preventing eye diseases associated with neovascularization. Applications in the first of these families relate to an AAV gene therapy for the treatment of wAMD using an anti-VEGF composition, various unit dosages, dosing regimens and routes of administration. Applications in this family are pending in the U.S., and corresponding patent applications are pending elsewhere in North America, Europe, and Asia. Patents that may eventually issue from this patent family, if any, are generally expected to expire in 2033, subject to possible patent term extensions.  Applications in the second and third of these families relate to AAV gene therapy for the treatment of wAMD using the 7m8 vector to deliver ranibizumab or aflibercept.  Each family has an application pending in the U.S. and a corresponding pending PCT application.  Patents that may eventually issue from either of these patent families, if any, are generally expected to expire in 2037, subject to possible patent term extensions.

We also own seven families of patent applications that are directed to various aspects of our proprietary technology platform.  These families contain pending U.S. provisional or PCT applications or national phase applications in the U.S., elsewhere in North America, Europe, and Asia. Patents that may eventually issue from these families, if any, are generally expected to expire between 2036 and 2038, subject to possible patent term extensions.

We are also pursuing innovative ways to regulate the expression of transgenes in tissues. To that end, we have, in collaboration with Stanford University, filed a U.S. patent application that is directed to methods for regulating gene expression in a subject. Patents that grant from this application, if any, are expected to expire in 2033, subject to possible patent term extensions.

Licensed Intellectual Property

We have obtained both exclusive and non-exclusive licenses to patents directed to both compositions of matter and methods of use and to other intellectual property.

For example, we have exclusively licensed several families of patents and patent applications that relate to variant rAAV virions having desirable characteristics, such as increased infectivity, as well as novel methods to screen for such variants.

One patent family that we have exclusively licensed includes granted patents in the U.S., as well as elsewhere in North America and Europe, as well as a pending patent application in Canada. The patents in this family are projected to expire in 2024, subject to possible patent term extensions.

Another patent family that we have exclusively licensed includes granted U.S. patents that are projected to expire in 2031 and a pending U.S. patent application that, if granted, is also projected to expire in 2031, in both cases subject to possible patent term extensions.

A third patent family that we have exclusively licensed includes claims directed to the novel AAV7m8 vector, which allows delivery of transgenes to the retina via intravitreal injection, and which we utilize in clinical candidates ADVM-022 and ADVM-032.  This family includes issued patents in the U.S., as well as elsewhere in North America, Europe, Asia, and the Pacific.  Corresponding applications are pending in the U.S. and elsewhere in North America, Asia and the Pacific. Patents that issue from this patent family, if any, are generally expected to expire in 2032, subject to possible patent term extensions.

We have also nonexclusively licensed rights to a patent family that includes issued patents in the U.S., Europe, and Asia. These patents are expected to expire in 2027, subject to possible patent term extensions.

We have exclusively licensed a family of patent applications related to gene therapy treatments for HAE, C1-esterase deficiency, which includes pending U.S. and foreign applications. Patents that grant from this patent family, if any, are generally expected to expire in 2036, subject to possible patent term extensions and adjustments.

We have exclusively licensed a family of patent applications related to gene therapy treatments for severe allergies, which includes pending U.S. and foreign applications. Patents that grant from this patent family, if any, are generally expected to expire in 2036, subject to patent term extensions and adjustments.

We have exclusively licensed a family of patents and applications related to the treatment of cardiomyopathy associated with FA. This family includes a granted US patent and pending applications in the U.S. and elsewhere in North America, Europe, Asia, and the Pacific. Patents that grant from this patent family, if any, are generally expected to expire in 2033, subject to possible patent term extensions and adjustments.

We have also exclusively licensed a patent family directed to the use of certain rAAVs for use in FA Systemic including pending applications in Australia, Canada, China, Europe, Hungary, Israel, Japan, New Zealand and the U.S. patents that grant from this patent family, if any, are generally expected to expire in 2022, subject to possible patent term extensions and adjustments.

We have exclusively licensed certain know-how related to gene therapy for A1AT deficiency and rights to an IND to initiate clinical studies of gene therapy for A1AT.

Trade Secret Protection

Finally, we may rely, in some circumstances, on trade secrets to protect our technology, including with regard to technology or other aspects of our product candidates for which we do not obtain patent protection. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacturing, marketing and distribution of drug product and biologic product candidates. These agencies and other federal, state and local entities regulate the research, development, testing, manufacturing, quality control, approval, labeling, storage, record keeping, advertising, promotion, distribution, post-approval monitoring and reporting, sampling, and export and import of our product candidates.

In the U.S., the FDA regulates drug and biologic products under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and the FDA implements regulations and other laws, including, in the case of biologics, the Public Health Service Act. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process, or post-approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on our business, financial condition, results of operations and prospects. Biologics require the submission of a Biologics License Application (“BLA”) and approval by the FDA before being marketed in the U.S. Similarly, FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S.

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies and FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health (“NIH”) are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (“RAC”), which will soon only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process can delay the initiation of a clinical trial.  Similarly, the FDA can put an IND on clinical hold even if the RAC provides an exemption from an in-depth, public review. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products IND applications; FDA guidance documents provide the current thinking about a particular subject, yet are not legally binding. However, products in this area are novel and present highly complex scientific and medical issues, making the predictability of FDA’s policies and practices in this area less certain.

The process required by the FDA before our product candidates may be marketed in the U.S. generally involves:

•	Completion of non-clinical laboratory tests, preclinical studies and formulation studies all performed in accordance with current Good Laboratory Practice (“GLP”) regulations;
•	Submission of an IND to the FDA, which must become effective before human clinical trials may begin;
•	Approval by an independent institutional review board (“IRB”), at each clinical site before each trial may be initiated;
•

Performance of adequate and well-controlled human clinical trials according to Good Clinical Practice (“GCP”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the drug candidate for its proposed indication;

•	Performance of clinical trial product manufactured under cGMP to establish the identity, strength, quality, purity or potency of the product;
•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic is produced, prior to commercialization, to assess compliance with cGMP, regulations, and any additional requirements pertaining to the manufacture and distribution of drug and biologic products;

•	Submission to the FDA of a BLA for marketing approval that includes substantial evidence of purity and potency, safety and efficacy from results of nonclinical testing and clinical trials;
•	Successful completion of FDA audit(s) of the nonclinical and clinical trial sites that generated the data in support of the BLA;
•	Successful completion of the advisory committee review, if FDA convenes an advisory committee; and
•	Payment of user fees and FDA review and approval, or licensure, of the BLA prior to any commercial marketing, sale or shipment of the product.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Before testing any drug product or biologic product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs.

Our gene therapy studies involve recombinant DNA research, and therefore compliance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”) is mandatory.  Appropriate protocol(s) and related documentations are submitted to, and the study is registered with, the NIH Office of Biotechnology Activities (“OBA”), pursuant to the NIH Guidelines. The NIH is responsible for convening the Recombinant DNA Advisory Committee (“RAC”) that will discuss the protocol(s) including issues that raise novel or particularly important scientific, safety or ethical considerations. The OBA will notify the FDA of the RAC's decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and can be accessed by the public.

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

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur, and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An IRB for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. Clinical testing also must satisfy GCP requirements, including the requirements for informed consent from all subjects. FDA usually recommends that sponsors observe all surviving subjects who receive treatment using gene therapies in clinical trials for potential gene therapy-related delayed adverse events for a minimum 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire. FDA does not require the long-term tracking to be complete prior to its review of the BLA.

All clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, under FDA regulations at 21 CFR 312.120, FDA will accept a well-designed, well-conducted, non-IND foreign study as support for an application for marketing approval if (i) the study was conducted in accordance with GCP as further detailed in the regulation, including review and approval by an independent ethics committee, and (ii) if FDA is able to validate the data from the study through an onsite inspection, if necessary.  In addition, FDA requires that a sponsor or applicant who submits data from a foreign clinical study not conducted under an IND as support for a marketing application submit, in addition to other required information, a description of the actions the sponsor or applicant took to ensure that the research conformed to GCP.  Further, when a sponsor intends for marketing approval of a new drug to be based solely on foreign clinical data, additional requirements apply that are described in FDA regulations.

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

Per the regulations, a sponsor (in industry or academia) of a clinical trial must register a clinical trial on the ClinicalTrials.gov website, the registry of new and on-going clinical trials of drugs, biologics, and device products. Sponsors are required to maintain the currency of the posting of the clinical trials posted on-line in the registry. This clinical trial registry and results data bank for clinical trials also contains summary results information on a clinical trial including adverse event information from the clinical trials and for pediatric post-market surveillance of a device product. The registry also provides information that helps patients find trials for which they might be eligible, enhance the design of clinical trials and prevent duplication of unsuccessful or unsafe trials, improve the evidence base that informs clinical care, increase the efficiency of drug and device development processes, improve clinical research practice, and build public trust in clinical research. These phases of testing may not be completed successfully within any specified period, if at all. Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Biologics License Applications

The results of preclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. The submission of a BLA must be accompanied by a substantial user fee unless a waiver applies, and is subject to a sixty day filing review period to determine if the application is substantially complete to permit substantive review. Given our current company size and likely growth over the next years prior to a BLA submission, we would likely submit for a waiver to the Prescription Drug User Fee Act (“PDUFA”) fees based on our company size and it being our first BLA.

Under the PDUFA, the FDA has a performance goal to review applications within 6 months for priority reviews or 10 months for standard reviews. The review timeline begins upon FDA’s acceptance of the original application submission for filing, no later than 60 calendar days from the date FDA receives the application. In some instances, the review process and the PDUFA goal date may be extended depending on the information required in order the FDA reviewers to complete their review of the BLA.

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

Before approving a BLA, the FDA will inspect the facility or the facilities at which the finished biologic or drug product, and sometimes, for drug products, the active drug ingredient, is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance and will not approve the product unless compliance with IND study requirements and GCP requirements is satisfactory.

The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our product candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing drugs. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the biologic. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to a BLA, the FDA has up to 180 days to review the application. As with new BLAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

In addition, prior to submitting a BLA for a new biologic, a sponsor may be able to take advantage of one or more FDA programs that are intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition (e.g., priority review, fast track designation) provided the product meets the criteria for those programs.  While some of these programs have been in existence for a number of years, Congress established additional programs intended to expedite the development of drugs and biologics in the recently enacted 21st Century Cures Act (Cures Act), which was signed into law on December 13, 2016.  Notably with respect to gene therapy products, section 3012 of the Cures Act clarifies the authority of FDA to facilitate the development, review, and approval of “genetically targeted drugs” and “variant protein targeted drugs” to address an unmet medical need in one or more patient subgroups, including subgroups of patients with different mutations of a gene, with respect to rare diseases or conditions that are serious or life-threatening.  21st Century Cures Act Section 3033 also established a regenerative advanced therapy designation process intended to expedite the development of regenerative medicine therapies, defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21, Code of Federal Regulations, that are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition.

Other Regulatory Requirements

Any biologics manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Biologic and drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution or withdraw approval of the BLA for that biologic.

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

•

Federal false claims laws, including the False Claims Act and civil monetary penalty law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	Federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

The federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

Health Insurance Portability and Accountability Act, as amended by Health Information Technology for Economic and Clinical Health Act, which governs and protects the security and privacy of individually identifiable health information of certain health plans, healthcare clearinghouses and healthcare providers, and their respective business associates that perform services for them involving individually identifiable health information; and

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs, imprisonment, and additional reporting requirements and oversight if become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. A number of gene therapy products have been approved over the past year by the FDA. Although the CMS subsequently approved its first method of coverage and reimbursement for one such product, the methodology has been subject to challenge by members of Congress. CMS’s decision as to coverage and reimbursement for one product does not mean that all similar products will be eligible for analogous coverage and reimbursement. As there is no uniform policy for coverage and reimbursement amongst third-party payors in the United States, even if CMS approves coverage and reimbursement for any of our product candidates, it is unclear what affect, if any, such a decision will have on our ability to obtain and maintain coverage and adequate reimbursement from other private payors.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on cost containment measures in the U.S. and other countries has increased, and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

International Regulation

In addition to regulations in the U.S., we or our collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we or our collaborators must obtain approval of a drug by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the drug in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The decentralized procedure includes selecting one reference member state (RMS), and submitting to more than one EU member state at the same time. The RMS National Competent Authority conducts a detailed review and prepares an assessment report, to which concerned member states provide comment. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states post-initial approval. Under the centralized procedure, within 120 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

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

Segment and Geographic Information

We operate and manage our business as one reporting and operating segment, which is the business of developing and commercializing gene therapeutics. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

To date, we have not generated any revenue from product sales and our revenues are generated in the U.S. Substantially all of our non-monetary long-lived assets are located in the U.S.

Employees

As of February 28, 2018, we had 78 full-time employees, including a total of 17 employees with M.D., DVM or Ph.D. degrees. Within our workforce, 56 employees are engaged in research and development and 22 in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. As of December 31, 2017, we had an accumulated deficit of $254.1 million. Losses have resulted principally from costs incurred in our clinical trials for our prior wAMD product candidate, AVA-101, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize any of our product candidates. We do not currently have the required approvals to market any of our product candidates, and we may never receive such approvals. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We expect that our cash and cash equivalents will be sufficient to fund our lead gene therapy programs through the end of 2019. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts.

As of December 31, 2017, our cash, cash equivalents and short-term investments were approximately $190.5 million. We currently expect this cash, cash equivalents and short-term investments, together with the net proceeds from our February 2018 underwritten public offering of our common stock, to fund our planned operations through the end of 2019. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our lead product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.

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

We will require substantial future capital in order to complete the preclinical and clinical development for our product candidates and to potentially commercialize these product candidates. Any future clinical trials of our product candidates would cause an increase in our spending levels, as would other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•

the type, number, scope, progress, expansion costs, results of and timing of any future preclinical studies and clinical trials of any of our product candidates which we are pursuing or may choose to pursue in the future;

•

the need for, and the progress, costs and results of, any additional clinical trials or nonclinical studies of our product candidates we may initiate based on the results of any clinical trials that we may plan or discussions with the FDA, including any additional clinical trials or nonclinical studies the FDA or other regulatory agencies may require evaluating the safety of our product candidates;

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

Risks Related to the Discovery and Development of Our Product Candidates

Our business will depend substantially on the success of one or more of ADVM-043, ADVM-053, and ADVM-022, our lead product candidates. If we are unable to develop, obtain regulatory approval for, or successfully commercialize, any or all of our lead product candidates, our business will be materially harmed.

Our lead product candidates are in the early stages of development and will require substantial clinical development and testing, manufacturing bridging studies, process validation and regulatory approval prior to commercialization. We are conducting the ADVANCE trial in patients with A1AT deficiency and we are continuing pre-clinical development of our other lead product candidates to support planned INDs in the second half of 2018. It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these lead product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials, including the ability to demonstrate safety and efficacy of our lead product candidates;
•	receipt of marketing approvals for any future products for which we complete clinical trials, including securing regulatory exclusivity to the extent available;
•

establishing commercial manufacturing capabilities, for example, by making arrangements with third-party manufacturers that can provide adequate and quality products and services to support clinical development and the market demand for our product candidates, if approved;

•	successfully launching commercial sales of the product, whether alone or in collaboration with others;
•	acceptance of the product as a viable treatment option by patients, the medical community and third-party payers;
•	establishing market share while competing with other therapies;
•	a continued acceptable safety profile of our products following regulatory approval;
•	maintaining compliance with post-approval regulation and other requirements; and
•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering our product candidates.

If we, or our collaborators, do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to commercialize our product candidates, which would materially and adversely affect our business, financial condition, results of operations and prospects.

Moreover, of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a biologics license application (“BLA”) to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our lead product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we decide to invest in the continued development and potential commercialization of any or all of our lead product candidates and we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, such product candidates, we may not be able to generate sufficient revenue to continue our business.

Our gene therapy platform is based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our gene therapy platform and our future success depends on the successful development of product candidates based on this platform. There can be no assurance that any development problems we experience in the future related to our platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. The FDA recently approved its first vector-based human gene therapy product, LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy.

Regulatory requirements governing gene and cell therapy products may change in the future. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institutes of Health (“NIH”) may also be subject to review by the NIH Office of Science Policy’s Recombinant DNA Advisory Committee (“RAC”). Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation. Clinical trial sites in the U.S. that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research.

Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review of the gene transfer protocol. Also, before a clinical study can begin at an NIH-funded institution, that entity’s institutional review board (“IRB”) and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the study. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for human research on or approval of any of our product candidates.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we may be required to consult with these regulatory and advisory groups, and comply with applicable guidelines or recommendations. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, financial condition, results of operations, and prospects and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

Except for our recently-initiated ADVANCE Phase 1/2 trial, we have not tested any of our internally-developed viral vectors or product candidates in clinical trials.

Drug development has inherent risk. Except for our ADVANCE Phase 1/2 trial, which was initiated in December 2017, none of our current product candidates has been evaluated in human clinical trials, and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

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

We cannot confirm that results from any clinical trials that we plan will be successful, and any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

Preliminary and interim data from our clinical trials that we may announce or publish from time to time may change as more patient data become available.

From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results.

Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. As a result, preliminary and interim data should be viewed with caution until the final data from a locked database are available. Material adverse changes in the final data compared to the interim data could significantly harm our business, prospects, financial condition and results of operations.

Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and by comparable regulatory authorities in foreign markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved, as well as the target indications and patient population. Approval policies or regulations may change, and the regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

•

such authorities may not accept clinical data from trials which are conducted at multinational clinical facilities or in countries where the standard of care is potentially different from that of the U.S.;

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

We initiated the ADVANCE Phase 1/2 trial in patients with A1AT deficiency in December 2017. Identifying and qualifying subjects to participate in the ADVANCE trial and future planned clinical trials for ADVM-053 and ADVM-022 will be critical to our success. The timing of future clinical trials will depend on the speed at which we can recruit subjects to participate in future testing of these product candidates.

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of subjects with the relevant disease we are targeting for any future clinical trials for our product candidates. Potential subjects may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of subjects, or those with required or desired characteristics to achieve diversity in a study.

In particular, ADVM-043 and ADVM-053 are designed to treat rare genetic disorders with limited patient pools from which to draw for clinical trials. ADVM-043 is focused on the treatment of patients with A1AT deficiency. It is estimated that A1AT deficiency affects approximately 100,000 individuals in the U.S.

ADVM-053 is focused on the treatment of patients with HAE. The prevalence of HAE is estimated to be 1 in 10,000 to 1 in 50,000, impacting approximately 8,000 individuals in the United States. Enrollment of eligible subjects with orphan diseases like A1AT and HAE may be limited or slower than we anticipate in light of the small subject populations involved. We plan to seek initial marketing approval of these product candidates in the U.S. and Europe and we may not be able to initiate clinical trials if we cannot enroll a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or the EMA or other regulatory agencies. In addition, the process of finding and diagnosing subjects may prove costly.

Further, if patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or inadequate results in our preclinical studies or clinical trials or for other reasons, including competitive clinical trials for similar patient populations or available approved therapies, our recruitment of subjects, conduct of preclinical studies or clinical trials and ability to obtain regulatory approval of our product candidates may be hindered.

Trials using early versions of retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. For example, generalized public backlash developed against gene therapy following the death in September 1999 of an 18-year-old who had volunteered for a gene therapy experiment at the University of Pennsylvania. Researchers at the university had infused the volunteer’s liver with a gene aimed at reversing a rare metabolic disease of the liver. The procedure triggered an extreme immune-system reaction that caused multiple-organ failure in a very short time, leading to the first death to occur as a direct result of a gene therapy experiment. In addition, in 2003, 20 subjects treated for X-linked severe combined immunodeficiency in two gene therapy studies using a murine gamma-retroviral vector showed correction of the disease, but the studies were terminated after five subjects developed leukemia (four of whom were subsequently cured). The cause of these adverse events was shown to be insertional oncogenesis, which is the process whereby the corrected gene inserts near a gene that is important in a critical cellular process like growth or division, and this insertion results in the development of a cancer (often leukemia). Using molecular diagnostic techniques, it was determined that clones from these subjects showed retrovirus insertion in proximity to the promoter of the LMO2 proto-oncogene. Earlier generation retroviruses like the one used in these two trials have been shown to preferentially integrate in regulatory regions of genes that control cell growth.

If we have difficulty enrolling a sufficient number of patients to conduct clinical trials on our product candidates as planned, we may need to delay, limit or terminate future clinical trials, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We believe we have appropriately accounted for the above factors in our trials when determining expected clinical trial timelines, but we cannot assure you that our assumptions are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

The occurrence of serious complications or side effects in connection with use of our product candidates, either in preclinical studies or clinical trials or post-approval, could lead to discontinuation of our clinical development program, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business, prospects, financial condition and results of operations.

During the conduct of preclinical studies and clinical trials, subjects may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomforts may be reported from time-to-time in clinical trials of our product candidates. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, financial condition and results of operations.

Our product candidates built on AAV vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell response, anti-AAV antibodies and immune response to the expressed transgene, such as T-cell responses and/or auto-antibodies against the expressed protein. Recent studies by third parties have also found that intravenous delivery of certain AAV vectors at very high doses may result in toxicity and that studies involving high doses of AAV vectors should be monitored carefully for such toxicity. In addition, patients given infusions of any protein may develop severe hypersensitivity reactions or infusion reactions. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection to the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business, prospects, financial condition and results of operations.

Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business, prospects, financial condition and results of operations.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct preclinical studies and clinical trials for our product candidates, and, therefore, the timing of the initiation and completion of these studies or trials is controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use clinical research organizations (“CROs”) to conduct our clinical trials and we rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

There is no guarantee that any CROs, investigators or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, fails to meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any BLA we submit to the FDA. Any such delay or rejection could prevent us from commercializing our product candidates.

We have relied, and expect to continue to rely, on third parties to conduct some or all aspects of our vector production, product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

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

These third parties may not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols. For example, on December 6, 2016, we delivered a notice to the appropriate persons at Cornell University of our intent to terminate our Amended and Restated Master Services Agreement for breach as a result of Cornell University’s failure to deliver suitable materials for use in our clinical trials of ADVM-043. If third parties breach their contractual obligations to us, we may not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support future IND submissions, development work, and approval of our product candidates.

Reliance on third-party manufacturers also entails risks to which we would not be subject to if we manufactured the product candidates ourselves, including:

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

We currently have relationships with limited number of suppliers for the manufacturing of our viral vectors and product candidates. Our suppliers may require licenses to manufacture such components if such processes are not owned by the suppliers or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities. All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturer for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”). These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facilities or those of our third-party contractors involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If the facility does not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial conditions, results of operations and prospects.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future will usually expect to be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets could impair our competitive position and have an adverse impact on our business, financial condition, results of operations and prospects.

Risks Related to Commercialization of Our Product Candidates

Any termination or suspension of, or delays in the commencement or completion of, clinical trials for our product candidates could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials in the U.S. for our product candidates, we need to submit the results of preclinical testing to the FDA, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays with any regulatory body or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of, or the availability of data from, scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones will be based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses, marketing or distribution or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if at all, of any of our product candidates, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

Even if we receive regulatory approval we still may not be able to successfully commercialize any of our product candidates, and the revenue that we generate from its sales, if any, could be limited.

Even if any of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payers, including government payers, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:

•	demonstration of clinical efficacy and safety compared to other more-established products;
•	the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•	acceptance of new therapeutic options by health care providers and their patients;
•	the prevalence and severity of any adverse effects;
•

new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of wAMD, A1AT deficiency, HAE or other conditions for which our products are intended to treat;

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payers or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payers on the benefits of such a product candidate may require significant resources and may never be successful. In addition, our ability to successfully commercialize any of our product candidates will depend on our ability to manufacture our products, differentiate our products from competing products and defend and enforce our intellectual property rights relating to our products.

If the market for the treatment of wAMD is smaller than we believe it is, our future revenue may be adversely affected, and our business may suffer.

We are advancing the development of ADVM-022 for the treatment of wAMD, a disease we believe to be the most common cause of vision loss in adults over the age of 50 in developed countries. If the size of the market for wAMD is smaller than we anticipate, we may not be able to achieve profitability and growth. Our projections of the number of people who have wAMD, as well as the subset of people with these diseases who have the potential to benefit from treatment with wAMD, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

Because the target patient populations of ADVM-043 and ADVM-053 are relatively small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth. If the market opportunities for these product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.

ADVM-043 and ADVM-053 are designed to treat rare genetic diseases. ADVM-043 is designed to treat A1AT deficiency, which impacts approximately 100,000 individuals in the U.S. ADVM-053 is designed to treat HAE, which impacts approximately 8,000 individuals in the U.S. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with these product candidates, may prove to be incorrect. The number of patients in the U.S. and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with these products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

We intend to request orphan drug designation for ADVM-043, ADVM-053 or any of our other product candidates that we believe could qualify, but there can be no assurances that the FDA or the European Commission will grant any of such requests. Additionally, the designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the U.S., even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug as the first or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care as compared to the first. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payer is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of the applicable product candidate to the payer. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. While there is no uniform coverage and reimbursement policy among payers in the United States, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, reimbursement amounts may reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only in limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved.

A number of gene therapy products have been approved over the past year by the FDA. Although the U.S. Center for Medicare & Medicaid Services (“CMS”) subsequently approved its first method of coverage and reimbursement for one such product, the methodology has been subject to challenge by members of Congress. CMS’s decision as to coverage and reimbursement for one product does not mean that all similar products will be eligible for analogous coverage and reimbursement. As there is no uniform policy for coverage and reimbursement amongst third-party payors in the United States, even if CMS approves coverage and reimbursement for any of our product candidates, it is unclear what affect, if any, such a decision will have on our ability to obtain and maintain coverage and adequate reimbursement from other private payors.

As a result of legislative proposals and the trend toward managed health care in the U.S., third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain prescription drugs.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain provisions requirements mandated by the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act.

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

These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products, and could seriously harm our business. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures.

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level,

Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

We and our contract manufacturers must comply with the FDA’s cGMP regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products. This may lead to significant delays in the availability of products for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could be costly and damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions or criminal prosecution.

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

We have entered into development or other strategic collaborations with major biotechnology or pharmaceutical companies. For example, our research collaboration and license agreement with Regeneron, which was announced in May 2014, covers up to eight distinct therapeutic targets, in which we could earn up to $80.0 million in development and regulatory milestones for product candidates directed toward each therapeutic target, for a combined total of up to $640.0 million in potential milestone payments for product candidates directed toward all eight therapeutic targets, and low- to mid-single digit royalties on worldwide net sales of collaboration product candidates. For any two therapeutic targets, we have an option to share up to 35% of the worldwide product candidate development costs and profits. Additionally, in August 2016, we entered into a collaboration, option and license agreement with Editas Medicine, pursuant to which we and Editas will collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology and we will grant to Editas an exclusive option to obtain certain exclusive rights to use our proprietary vectors in up to five ophthalmic indications. If Editas elects to develop a product using certain of our proprietary vectors, we will be eligible to receive up to $5.5 million in development milestone payments and $10.0 million in commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

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

We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, biotechnology and gene therapy companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates and gene therapies in development or being commercialized by our competitors for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in our target disease areas, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

New developments, including the development of other biotechnology and vectorology technologies and methods of treating disease, occur in the pharmaceutical, biotechnology and gene therapy industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. Competition in drug development is intense. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, EYLEA is currently available in the U.S. for treatment of wAMD and macular edema following central retinal vein occlusion (“CRVO”), and in the United Kingdom, Germany, Switzerland, Australia, Japan and certain other countries for the treatment of wAMD. Additionally, marketing approval has been obtained in the EU for EYLEA for the treatment of visual impairment due to macular edema secondary to CRVO. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates, including ADVM-022. For example, if we continue clinical development of, and seek to commercialize, ADVM-022, it will compete with a variety of therapies currently marketed and in development for wAMD, using therapeutic modalities such as biologics, small molecules and gene therapy. Lucentis, EYLEA and Avastin are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wAMD. There are several other companies with marketed products or products in development for the treatment of wAMD, including Alcon, Allergan, Allegro Ophthalmics, LLC, Apellis Pharmaceuticals, Applied Genetic Technologies Corporation, Bayer, Hoffmann-La Roche Ltd., Iconic Therapeutics, Inc., Neurotech Pharmaceuticals, Inc., Novartis, Ocular Therapeutix, Inc., Ohr Pharmaceuticals, Inc., Ophthotech Corporation, Opthea Ltd., PanOptica Pharma, Genentech, SciFluor Life Science, LLC, Regeneron Pharmaceuticals, Inc., REGENXBIO Biosciences LLC, and Valeant Pharmaceuticals North America LLC.

For the treatment of A1AT deficiency and HAE, we know of a number of products currently in development that aim to reduce the frequency of injection, improve the route of administration, and deliver better efficacy compared to the standard-of-care treatments available today. There are several companies with products for A1AT deficiency in clinical development, including Applied Genetic Technologies Corporation and Kamada Ltd. For the treatment of HAE, there are several companies with products in clinical development, including CSL Behring, Biocryst Pharmaceuticals Inc., Ionis Pharmaceuticals, Inc., and Shire.

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

We intend to seek approval to market our product candidates in both the U.S. and in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize murine gamma-retroviral vectors, our product candidates use a viral delivery system. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Although none of our current product candidates utilize the gamma-retroviruses used in the 2003 studies, our product candidates do use a viral vector delivery system. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

Adverse events in trials or studies conducted by us or other parties, in particular involving the same or similar AAVs to the ones we are using, even if not ultimately attributable to our product candidates, and resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any such adverse events occur, development and commercialization of our product candidates or advancement of any potential clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

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

We had 78 full-time employees as of February 28, 2018. We will need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statute governing healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Additionally, federal false claims laws and the civil monetary penalty law, including the False Claims Act, prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers, under the federal Physician Payments Sunshine Act, for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $0.2 million per year (or up to an aggregate of $1.0 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

In the course of conducting our business, we may also obtain individually identifiable patient health information including retinal scans from subjects participating in our clinical trials. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information, upon certain health plans, healthcare clearinghouses and healthcare providers, and their respective business associates that perform services for them involving individually identifiable health information. In the event we are subject to HIPAA, and fail to properly maintain the privacy and security of certain individually identifiable health information, or we are responsible for an inadvertent disclosure or security breach of such individually identifiable health information, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of state and federal privacy or security standards, such as HIPAA and HITECH, and their respective implementing regulations. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. HIPAA, HITECH and comparable state laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Any liability from failure to comply with the requirements of these laws, to the extent such requirements are deemed to apply to our operations, could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations.

The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, imprisonment, and additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

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

We currently hold $5.0 million in product liability insurance, which may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we plan to maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We and any of our future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we and any of our future development partners or CROs are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any of our future development partners fail to comply with our or their reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, and seizure of our products or delay in approval or clearance of future products.

Our internal computer systems, or those of our development partners, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

In the ordinary course of our business, we, our CROs, and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business critical information including research and development information and business and financial information.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Despite the implementation of security measures to protect against unauthorized access or disclosure, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage or attacks from computer viruses, unauthorized access, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the HIPAA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

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

We currently are heavily reliant upon licenses of certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. These and other licenses may not provide adequate rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future, or may contain other limitations on our ability to use such intellectual property or technology. As a result, our ability to develop or commercialize our processes and product candidates may be limited by the terms of such agreements. In addition, we may not be able to prevent competitors from developing and commercializing competitive products to the extent our licenses to patents are non-exclusive or limited with respect to fields of use or territories.

Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition, results of operations and prospects.

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that any of our product candidates will have patent protection, that our patent applications or those of our licensors will result in patents being issued or that issued patents, if any, will afford sufficient protection against competitors with similar technology, nor is there any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our business, financial condition, results of operations and prospects.

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of any of our product candidates will be considered patentable by the U.S. Patent and Trademark Office (“USPTO”) and courts in the U.S. or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged.

Method-of-use patents protect the use of a product for the specified method or for treatment of a particular indication. However, methods of treating human diseases are considered unpatentable in many jurisdictions, and even where available this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•

countries other than the U.S. may have patent laws less favorable to patentees than those upheld by the U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

In addition, we rely on the protection of our trade secrets and know-how. Although we have taken steps to protect our trade secrets and know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and third parties may still obtain this information or may come upon this or similar information independently.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology industry expands, especially in the field of gene therapy, and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Although no third party has asserted a claim of patent infringement against us as of the date of this current report on Form 8-K, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition, results of operations and prospects.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.

While we normally seek to obtain the right to control the prosecution and maintenance of the patents relating to our product candidates, there may be times when the filing and prosecution activities for platform technology patents that relate to our product candidates are controlled by our licensors. For example, we do not have the right to prosecute and maintain the patent rights licensed to us under agreements with Regents, Cornell University, and Virovek Corporation, and our ability to have input into such filing and prosecution activities is limited. If these licensors or any of our future licensors fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates or companion diagnostic, our ability to develop and commercialize those product candidates and companion diagnostic may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged administratively or in court.

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

Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research and development programs, license necessary technology from third parties, or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

On September 16, 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the U.S. transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and we may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

We currently have rights to intellectual property, through licenses from third parties and under patents that we own, to develop our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license, or use these proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently and the rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

As is common in the biotechnology and pharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of our employees and consultants were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that our company, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team.

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

If we are able to secure FDA marketing approval for one of our product candidates that is covered by an issued U.S. patent, that patent may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial conditions and results of operations may be materially and adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could materially and adversely impact our business, financial condition, results of operations, or prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, Congress may pass patent reform legislation that is unfavorable to us. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

We may not be able to obtain intellectual property rights, or protect our intellectual property rights throughout the world.

Filing, prosecuting, obtaining and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the U.S. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make gene therapies that are similar to our product candidates but that are not covered by the claims of any patents that we own or have exclusively licensed;
•	we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	any patent applications that we have filed or may file in the future may not lead to issued patents;
•	any of the issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where, or for products for which, we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Known third party patent rights could delay or otherwise adversely affect our planned development and sale of several of our lead programs.

We are aware of patent rights held by third parties that could be construed to cover certain aspects of our lead product candidates. A patent holder has the right to prevent others from making, using, or selling a drug that incorporates the patented compositions while the patent remains in force. While we believe that third party patent rights will not affect our planned development, regulatory clearance, and eventual marketing, commercial production, and sale of our product candidates, there can be no assurance that this will be the case. In each case, the relevant patent expires before we expect to commercially introduce such product candidate. In addition, the Hatch-Waxman exemption provided by U.S. patent law permits uses of compounds and biologics in clinical trials and for other purposes reasonably related to obtaining FDA clearance of drugs and biologics that will be sold only after patent expiration, so our use of our product candidates in those FDA-related activities does not infringe any patent holder’s rights. However, were a patent holder to assert its rights against us before expiration of such patent holder’s patent for activities unrelated to FDA clearance, the development and ultimate sale of our lead product candidates could be significantly delayed, and we could incur the expense of defending a patent infringement suit and potential liability for damages for periods prior to the patent’s expiration.

Risks Related to Our Common Stock

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to prepare accurate and timely consolidated financial statements being prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company”, unless we have become a smaller reporting company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting, and the related report will also be required to be included in our annual reports filed with the SEC. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to companies meeting these criteria from these auditor attestation requirements. Sarbanes-Oxley Section 404 compliance requirements are complex and require significant documentation, testing, and possible remediation. If we (or our auditors if they are required to assess and attest to the effectiveness of our internal control over financial reporting) are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2017, we cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to implement and maintain effective internal control over financial reporting, including failure to remediate any material weaknesses we or our auditors identify, could also restrict our future access to the capital markets.

The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock could incur substantial losses.

•

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed above and others such as:

•	our plans regarding further development of ADVM-043, ADVM-053, or ADVM-022;
•	our ability to enroll patients in any clinical trials that we plan in the future;
•	our ability to obtain regulatory approvals for our product candidates and delays or failure to obtain such approvals;
•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the U.S. and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	failure to maintain our existing third party license and collaboration agreements;
•	delays in manufacturing adequate supply of our product candidates;
•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stock, and similar litigation has been instituted against us. Such litigation could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We and certain of our former officers have been named defendants in purported securities class action lawsuits. These, and any additional securities litigation, could result in substantial losses and may divert management’s time and attention from our business.

On June 15, 2015, we announced the top-line results of our Phase 2a clinical trial for AVA-101. In July 2015, three purported securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our former officers. These lawsuits assert that the defendants violated the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Securities Act of 1933, as amended (“Securities Act”), and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. The plaintiffs seek unspecified damages, attorneys’ fees and other costs, each on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between July 31, 2014 and June 15, 2015. It is possible that additional suits will be filed with respect to these same matters and also naming us and/or our officers and directors as defendants.

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

In March 2017, we reached an agreement to settle the asserted actions. The proposed aggregate amount of the settlement is $13.0 million, of which $1.0 million would be contributed by us to cover our indemnification obligations to the underwriters, and the remainder would be contributed by our insurers. Notice of the settlement was provided to stockholders in the fall of 2017, and no stockholder objected to the settlement. In January 2018, the San Mateo Superior Court entered a judgment and order finally approving the settlement and, in February 2018, the U.S. District Court dismissed the consolidated federal action with prejudice. If the settlement does not become effective and litigation resumes, following an appeal or otherwise, adverse outcomes in the actions could result in substantial damages. We and the defendants have denied and continue to deny each and all of the claims alleged in the actions, and the settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. If final court approval is not obtained with respect to the settlement or the settlement otherwise does not become effective and litigation resumes, adverse outcomes in the actions could result in substantial damages.

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

If we sell shares of our common stock or securities convertible into or exercisable for shares of our common stock in future financings, licensing or collaboration arrangements, or acquisitions, or additional shares under our at-the-market sales agreement, stockholders may experience immediate dilution and, as a result, our stock price may decline.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on August 22, 2017, pursuant to which we registered for sale up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to our sales agreement with Cowen. Pursuant to the sales agreement, we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. We may seek to raise additional capital at any time. Further, pursuant to the aforementioned universal shelf registration statement, in February 2018, we completed the issuance of 10,222,235 shares of our common stock at $6.75 per share in an underwritten public offering for net proceeds to us of approximately $64.3 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. For example, in May 2016, we issued 14,087,246 shares of our common stock to Annapurna’s shareholders as consideration for all of the outstanding shares of Annapurna. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

If we raise additional funds through licensing, collaboration or similar arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research and development programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
•

the ability of our board of directors to accelerate the vesting of outstanding option grants, restricted stock units or other equity awards upon certain transactions that result in a change of control; and

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until the last day of the fiscal year 2019, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of $1.0 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of December 31 of such fiscal year), or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley and reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business, results of operations and financial condition. In addition, Sarbanes-Oxley, as well as rules adopted by the SEC and The Nasdaq Global Market that implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. To the extent these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations and prospects. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The recently passed comprehensive tax reform bill could adversely affect our business, results of operations and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended (the “Code”). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including adoption of a flat 21% corporate tax rate, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income and elimination of carrybacks of such net operating losses, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations for tax years beginning after January 1, 2018, mandatory capitalization of research and development expenses beginning in 2022, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business, results of operations and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use net operating loss carryforwards and other tax attributes may be limited by the Code.

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2017, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $53.2 million to offset future federal income. NOLs expire at various years beginning with 2036. As of December 31, 2017, we also had U.S. state NOL carryforwards of approximately $37.8 million to offset future state income. U.S. State NOLs expire at various years beginning with 2036. At December 31, 2017, we also had approximately $44.1 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

Under the newly enacted federal income tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating NOLs is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. In connection with our acquisition of Annapurna in May 2016, we determined that certain NOLs for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs from our deferred tax assets. In addition, we may have experienced an ownership change as a result of the February 2018 underwritten public offering of our common stock, and may in the future experience ownership changes future offerings or other changes in the ownership of our stock. As a result, the amount of the NOLs and research and credit carryforwards presented in our financial statements could be limited and may expire unutilized.

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

Item 3. Legal Proceedings

In July 2015, three securities class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Northern District of California (“U.S. District Court”), each on behalf of a purported class of persons and entities who purchased or otherwise acquired our publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Securities Act of 1933, as amended (the “Securities Act”) and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101, a product candidate which is no longer being developed, and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs.

In December 2015, a putative securities class action lawsuit was filed against us, our board of directors, underwriters of our January 13, 2015, follow-on public stock offering, and two of our institutional stockholders, in the Superior Court of the State of California for the County of San Mateo (“San Mateo Superior Court”). The complaint alleges that, in connection with our follow-on stock offering, the defendants violated the Securities Act by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA- 101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs. The plaintiff has dismissed the two institutional stockholder defendants.

On March 16, 2017, we reached an agreement to settle the asserted actions. The proposed aggregate amount of the settlement is $13.0 million, of which $1.0 million would be contributed by us to cover our indemnification obligations to the underwriters, and the remainder would be contributed by our insurers. We and the defendants have denied and continue to deny each and all of the claims alleged in the actions, and the settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. Notice of the settlement was provided to shareholders in the fall of 2017, and no shareholder objected to the settlement. On January, 19, 2018, the San Mateo Superior Court entered a judgment and order finally approving the settlement. And on February 5, 2018, the U.S. District Court entered an order dismissing the consolidated federal action with prejudice. If the settlement does not become effective and litigation resumes, following an appeal or otherwise, adverse outcomes in the actions could result in substantial damages. We recorded $1.0 million as general and administrative expense during the three months ended March 31, 2017, when the amount and time of settlement became estimable and probable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Our common stock has been listed on The Nasdaq Global Market since July 31, 2014, and is currently listed under the symbol “ADVM”. Prior to July 31, 2014, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low closing prices per share of our common stock as reported on The Nasdaq Global Market:

Year ended December 31, 2017	High	Low
First Quarter	$3.35	$2.55
Second Quarter	$3.10	$2.50
Third Quarter	$3.65	$2.45
Fourth Quarter	$3.95	$2.85

Year ended December 31, 2016	High	Low
First Quarter	$8.80	$4.15
Second Quarter	$6.24	$3.02
Third Quarter	$4.76	$3.04
Fourth Quarter	$4.35	$2.80

As of February 28, 2018, we had approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return of an investment of $100 in cash on July 31, 2014, which is the date our common stock first began trading on the Nasdaq Global Market, through December 31, 2017 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotech Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	July 31, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Adverum Biotechnologies, Inc. (ADVM)	$100.00	$192.93	$34.01	$10.36	$12.50
Nasdaq Composite Index (IXIC)	$100.00	$108.38	$114.58	$123.19	$157.98
Nasdaq Biotech (NBI)	$100.00	$121.12	$134.95	$105.69	$127.94

Recent Sales of Unregistered Securities

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

We have discontinued development of AVA-101, and so we will not use approximately $20.0 million of our net proceeds from the IPO to fund Phase 3 research and development startup activities for our AVA-101 study, as we had described in our final prospectus filed with the SEC on July 31, 2014 pursuant to Rule 424(b) of the Securities Act. Instead, we have reallocated such proceeds to fund research and development expenses for additional preclinical studies relating to our wAMD gene therapies, ADVM-022 and ADVM-032 and for ADVM-043 for A1AT deficiency and for ADVM-053 for HAE.

Subsequent Stock Offerings

On January 13, 2015, we completed a follow-on offering of 2,369,375 shares of our common stock, which included 359,918 shares we issued pursuant to the underwriters’ exercise of their option to purchase additional shares, and we received net proceeds of approximately $130.6 million, after underwriting discounts, commissions and offering expenses.

In March 2015, (i) we received net proceeds of approximately $8.3 million, after discounts and other issuance costs, which resulted from the sale of 230,000 common shares, and (ii) we issued 230,000 common shares to a stockholder that exercised warrants prior to the IPO.

In August 2017, we entered into an at-the-market sales agreement with an agent for the sales of our common stock at market price (the “2017 stock offering agreement”). Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time.  In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, net of issuance costs. We have sold a total of 6,550,232 shares of our common stock at market prices pursuant to the 2017 stock offering agreement and have raised total net proceeds of approximately $22.5 million, net of issuance costs.

In February 2018, we completed an underwritten offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of approximately $64.3 million, after discounts and other issuance costs.

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

We derived the consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The consolidated financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Years ended December 31,
	2017	2016	2015	2014	2013
(In thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue
Collaboration and license revenue	$1,849	$1,455	$2,319	$572	$—
Government grant revenue		—	—	—	480
Operating expenses:
Research and development (1)	39,839	31,670	25,462	16,976	2,151
General and administrative (2)	20,857	24,355	22,107	7,998	1,783
Impairment of goodwill and intangible assets (3)	—	60,714	—	—	—
Restructuring charges (4)	—	—	2,573	—	—
Total operating expenses	60,696	116,739	50,142	24,974	3,934
Operating loss	(58,847)	(115,284)	(47,823)	(24,402)	(3,454)
Other income (expense)
Interest expense	—	—	—	(18)	(73)
Other income (expense), net	2,700	762	370	(21)	(4)
Changes in fair value of embedded derivative	—	—	—	—	18
Changes in fair value of warrant liabilities	—	—	—	(759)	(92)
Loss on extinguishment of related-party convertible notes	—	—	—	(204)	(1,671)
Total other income (expense), net	2,700	762	370	(1,002)	(1,822)
Net loss before income tax benefit	(56,147)	(114,522)	(47,453)	(25,404)	(5,276)
Income tax benefit (5)	—	775	—	—	—
Net loss after income tax benefit	(56,147)	(113,747)	(47,453)	(25,404)	(5,276)
Deemed dividend (6)	—	—	—	(3,230)	—
Net loss attributable to common stockholders	$(56,147)	$(113,747)	$(47,453)	$(28,634)	$(5,276)
Other comprehensive loss:
Net unrealized loss on marketable securities	(182)	6	(6)	—	—
Foreign currency translation adjustment	(774)	(2)	(15)	(17)	19
Comprehensive loss	$(57,103)	$(113,743)	$(47,474)	$(25,421)	$(5,257)
Net loss per share attributable to common stockholders-basic and diluted	$(1.29)	$(3.14)	$(1.86)	$(2.46)	$(1.44)
Weighted-average common shares outstanding-basic and diluted	43,661	36,246	25,479	11,651	3,673

(1)

During the year ended December 31, 2016, we recorded approximately $1.4 million of one-time stock-based compensation charge in connection with the separation agreement with a certain executive officer.

(2)

During the year ended December 31, 2015, we recorded approximately $2.4 million of one-time stock-based compensation expense in connection with the termination of a certain executive officer. During the year ended December 31, 2016, we recorded approximately $1.5 million of one-time stock-based compensation charges in connection with the separation agreements with our certain executive officers.

(3)

During the year ended December 31, 2016, we recorded $49.5 million of goodwill impairment charge related to our goodwill impairment analysis. Additionally, we performed our annual impairment assessment of our in-process research and development intangible assets in the fourth quarter of 2016 and recorded $11.2 million of intangible impairment charge during the year ended December 31, 2016.

(4)

During the year ended December 31, 2015, we recorded a total of $2.6 million restructuring charges related to one-time termination severance payments and other employee-related benefits, including approximately $1.0 million of stock-based compensation expense related to the acceleration of stock awards.

(5)	During the year ended December 31, 2016, we recorded income tax benefit of $0.8 million related to the change in the deferred tax liabilities balances due to the impairment of our intangible assets.
(6)

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

	As of December 31,
	2017	2016	2015	2014	2013
(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,519	$222,170	$221,348	$159,404	$564
Short-term investments	119,966	—	37,732	—	—
Working capital	183,067	215,378	254,418	154,807	(340)
Total assets	201,905	234,583	264,319	161,906	1,085
Other non-current liabilities	481	386	—	—	—
Accumulated deficit	(254,062)	(197,915)	(84,168)	(36,715)	(8,869)
Total stockholders' equity (deficit)	184,028	215,600	252,592	149,483	(8,210)

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

Overview

Adverum is a clinical-stage gene therapy company targeting unmet medical needs in serious rare and ocular diseases. We are leveraging our next-generation adeno-associated virus (“AAV”)-based directed evolution platform to generate gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. In May 2016, we closed our acquisition of Annapurna Therapeutics SAS (“Annapurna”), a privately-held French gene therapy company, (the “Annapurna acquisition”). Our core capabilities include clinical development, novel vector development, and in-house manufacturing expertise, specifically in process development, assay development and Good Manufacturing Practices quality control. Our leadership team has significant drug development and gene therapy expertise.

We are advancing our robust pipeline of gene therapy candidates designed to treat rare diseases alpha-1 antitrypsin (“A1AT”) deficiency and hereditary angioedema (“HAE”) as well as in wet age-related macular degeneration (“wAMD”).

For the treatment of A1AT deficiency, we are advancing our gene therapy product candidate ADVM-043, AAVrh.10-A1AT, in an ongoing Phase 1/2 clinical trial (the “ADVANCE trial”). The ADVANCE trial is a multi-center, open-label, dose-escalation study. The primary endpoint is safety and tolerability and secondary endpoints include changes in plasma concentrations of both total and M-specific A1AT levels. The study will include up to 20 patients across up to four planned dosing cohorts of up to 5 patients each. The first three cohorts of patients will receive a single intravenous (“IV”) administration of ADVM-043 and the fourth cohort of patients will receive a single intrapleural (“IP”) administration of ADVM-043. In the first cohort, patients (n=2) have been dosed and evaluated following a single administration of ADVM-043 at a dose of ~1E12 vg/kg (8E13 total vg). Based on a review of the preliminary safety data, the independent data monitoring committee (“DMC”) has recommended escalating to the intermediate dose (~5E12 vg/kg (4E14 total vg) of ADVM-043, which will be utilized in the second cohort of patients, which is open for enrollment. Further details about the study can be found at ClinicalTrials.gov under trial identifier number NCT02168686. We expect to report preliminary data from this trial in the second half of 2018.

For treatment of the rare disease HAE, we are advancing our preclinical gene therapy product candidate ADVM-053, AAVrh.10-C1EI. ADVM-053 is designed as a potential single-administration treatment to provide sustained release of the C1 esterase inhibitor (“C1EI”) protein to eliminate protein level variability and prevent breakthrough attacks. In preclinical studies, a single IV administration of ADVM-053 increased C1EI protein expression above therapeutic levels and decreased vascular permeability. We plan to submit an Investigational New Drug (“IND”) application for ADVM-053 for HAE with the U.S. Food and Drug Administration (“FDA”) in the second half of 2018.

For wAMD, we are advancing our preclinical gene therapy product candidate ADVM-022, AAV.7m8-aflibercept. With a proprietary vector capsid (“AAV.7m8”) and a proprietary expression cassette, ADVM-022 is administered as a single intravitreal injection and is designed to minimize the treatment burden of frequent injections, which is the current standard of care. We have presented preclinical proof-of-concept data of ADVM-022’s anti-angiogenic effect in the laser-induced choroidal neovascularization (“CNV”) model in non-human primates, the industry standard for testing new wAMD therapies. The data from a single injection of ADVM-022 showed efficacy that was comparable to the anti-Vascular Endothelial Growth Factor (“VEGF”) standard of care, which was the positive control in the CNV model. At scientific meetings in September 2017, we presented additional long-term data, which continued to demonstrate sustained expression of anti-VEGF protein following a single intravitreal injection of ADVM-022. Pharmacokinetic data on one non-human primate demonstrated sustained expression for 52 weeks. In a separate ongoing study, sustained expression for at least seven months has been observed in seven non-human primates. In this ongoing preclinical study, we continue to assess the durability of protein expression in non-human primates and expect to report 12-month data in the first half of 2018. We plan to submit an IND application for ADVM-022 for wAMD with the FDA in the second half of 2018.

Our earlier-stage research programs include gene therapy product candidates targeting cardiomyopathy associated with Friedreich’s ataxia (“FA”) and severe allergy.

Our partnered programs include vectors we are developing under collaboration agreements. Under an agreement with Editas Medicine, Inc. (“Editas”) we are leveraging our AAV-vectors for use with Editas’ leading Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”)-based genome editing technologies to treat up to five inherited retinal diseases. Our agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) provides for development of up to eight distinct ocular therapeutic targets, four of which are already identified, including AVA-311 for the treatment of juvenile X-Linked Retinoschisis (“XLRS”).

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, as of December 31, 2017, we had an accumulated deficit of $254.1 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.

We entered into our collaboration and license arrangements with Regeneron in May 2014 and Editas in August 2016. Both arrangements are revenue-generating arrangements, refer to Note 7, Significant Agreements, of the notes to consolidated financial statements included in this Form 10-K for details. We have no clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are contracted out to third parties. Additionally, we use third-party clinical research organizations (“CROs”) to carry out our clinical development and we do not have a sales organization.

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

As of December 31, 2017, we had $190.5 million in cash, cash equivalents and short-term investments. We believe that we have sufficient funds, together with the net proceeds from our February 2018 underwritten public offering of our common stock, to continue our operations through the end of 2019.

In August 2017, we entered into an at-the-market sales agreement with an agent for the sales of our common stock at market price (the “2017 stock offering agreement”). Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time.  In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, net of issuance costs. We have sold a total of 6,550,232 shares of our common stock at market prices pursuant to the 2017 stock offering agreement and raised total net proceeds of approximately $22.5 million, net of issuance costs.

In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of approximately $64.3 million, after discounts and other issuance costs.

Revenue

To date we have not generated any revenue from the sale of our products. We generate revenue through research, collaboration and license arrangements with our strategic partners. As of December 31, 2017, our total deferred revenue related to collaboration arrangements with our strategic partners was $7.1 million. We recognized $1.8 million, $1.5 million and $2.3 million of revenue associated with these collaboration arrangements during the years ended December 31, 2017, 2016 and 2015, respectively.

Agreement with Editas

In August 2016, we entered into a collaboration, option and license agreement with Editas. Under the terms of the agreement, we received $1.0 million non-refundable upfront payment, with $0.5 million of such payment to be credited against Editas’ obligation to fund research and development costs. As the agreement provides for multiple deliverables, we accounted for this agreement as a multiple elements revenue arrangement. At the inception of the agreement, identified deliverables include research services, manufacturing of viral vectors for research, participation in the joint research committee and exclusivity during the option period. These deliverables did not appear to have a standalone value and were combined into one unit of accounting. Options for each indication to license our AAV vector are considered substantive options and do not include significant incremental discounts. Therefore, they are not considered as deliverables under the agreement. We allocated the $1.0 million received to a single unit of accounting identified in the arrangement. We recognize $1.0 million ratably over the associated period of performance, which is the maximum research period of three years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, we recognize revenue on a straight-line basis.

In January 2018, we and Editas extended the collaboration, option and license agreement. In consideration for extending the agreement, Editas made a one-time payment to Adverum of $0.5 million in February 2018. Refer to Note 17 of the notes to consolidated financial statements included in this Form 10-K for details.

Agreement with Regeneron

In May 2014, we entered into a research, collaboration and license agreement with Regeneron. Under the terms of the agreement, we received initial payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the right of first negotiation for a potential license to develop and commercialize AVA-101, a prior wAMD gene therapy that is no longer in development. As the agreement provides for multiple deliverables, we account for this agreement as a multiple elements revenue arrangement. If deliverables do not appear to have a standalone fair value, they were combined with other deliverables into a unit of accounting with standalone fair value. We allocated the $8.0 million received to the fair values of the two units of accounting identified in the arrangement. We recognize $6.5 million allocated to the first unit of accounting for research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there was no discernible pattern of performance and/or objectively measurable performance measures did not exist, revenue associated with the first unit of accounting is recognized on a straight-line basis over the eight-year performance period. The remaining $1.5 million allocated to the second unit of accounting for the time-limited right of first negotiation for AVA-101 was deferred. In November 2015, Regeneron notified us that it did not exercise its right of first negotiation and, as a result, we recognized the entire $1.5 million as revenue during the year ended December 31, 2015. In February 2017, Regeneron notified us that pursuant to the terms of the research, collaboration and license agreement, it extended the initial research term for an additional three years, through May 1, 2020.

The portion of the upfront payment that was applied to the original research budget was fully used in the fourth quarter of 2015, and we and Regeneron, through a joint review committee, agree annually on an updated research and development services budget through the research period. We invoice Regeneron quarterly for services performed in each prior quarter. These additional research fees are added to the research licenses and related research and development services unit of accounting, recorded as deferred revenue and recognized to revenue over the remaining maximum research term.

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

Research and Development Expenses

Conducting a significant amount of research and development is central to our business model. Research and development expenses include primarily personnel-related costs, stock-based compensation expense, laboratory supplies, consulting costs, external contract research and development expenses, including expenses incurred under agreements with CROs, the cost of acquiring, developing and manufacturing clinical study materials, and overhead expenses, such as rent, equipment depreciation, insurance and utilities.

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

We received refundable tax credits from the Australian and French tax authorities in connection with certain research costs incurred by our subsidiary conducting research in Australia and France. These refunds do not depend on our taxable income or tax position and therefore we do not account for them under an income tax accounting model. We recognize such refunds as government grants in the period when qualified expenses are incurred as a reduction of research expenses. We have recorded the reimbursement from the Australian and French tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss for the applicable period. During the years ended December 31, 2017, 2016 and 2015, tax credits received were immaterial.

General and Administrative Expenses

General and administrative expenses include primarily personnel-related costs, stock-based compensation, professional fees for legal, consulting, audit and tax services, overhead expenses, such as rent, equipment depreciation, insurance and utilities, and other general operating expenses not otherwise included in research and development expenses. Our general and administrative expenses may increase in future periods if and to the extent we elect to increase our investment in infrastructure to support continued research and development activities and potential commercialization of our product candidates. We will continue to evaluate the need for such investment in conjunction with our ongoing consideration of our pipeline of product candidates. We anticipate increased expenses related to audit, legal and regulatory functions, as well as director and officer insurance premiums and investor relations costs associated with being a public reporting company.

Impairment of Goodwill and Intangible Assets

During the year ended December 31, 2016, due to a continuing decrease in our stock price that resulted in our market capitalization being less than the carrying value of our net assets and expected continuation of operating losses in subsequent years due to preclinical and expected clinical trials, we concluded that it was more likely than not that the fair value of our reporting unit was less than its carrying value. We performed a two-step goodwill impairment analysis and determined that our goodwill was fully impaired. As a result, we recorded a $49.5 million goodwill impairment charge in our consolidated statements of operations and comprehensive loss during the year ended December 31, 2016.

Additionally, in the fourth quarter of 2016, we performed our annual assessment for impairment of our intangible assets, ADVM-043 and ADVM-053. As a result of our decision to change our manufacturing process for ADVM-043 and ADVM-053 by implementing our proprietary baculovirus-based production system, we updated the related product development and manufacturing costs. We also reviewed and updated our expected timing of clinical trials, receipts of regulatory approvals and costs to complete for our ADVM-043 and ADVM-053 programs. Based upon our impairment analysis, we determined that the total carrying value of $16.2 million of our intangible assets was higher than their total fair value of $5.0 million. Accordingly, we recorded an $11.2 million impairment charge related to our intangible assets for the year ended December 31, 2016.

In the fourth quarter of 2017, we performed our annual impairment assessment of our intangible asset, ADVM-043, and concluded that our ADVM-043 intangible asset was not impaired.

As of December 31, 2017 and 2016, our intangible asset of $5.0 million was associated with ADVM-043. We are required to test our indefinite-lived intangible asset for impairment on an annual basis or more frequently if indicators of impairment exist. We operate as one reporting unit.

Other Income (Expense), Net

Other income (expense), net primarily comprises of interest income on our cash equivalents and investments in marketable securities.

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

Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred. However, due to the nature of these estimates, we cannot assure you that we will not adjust our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activities. For the years ended December 31, 2017 and 2016, there were no material changes from our estimates of accrued research and development expenses.

Stock-Based Compensation Expense

We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes valuation model for stock options, and using intrinsic value, which is the closing price of our common stock on the date of the grant for the restricted stock units, or RSUs. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. We use the Black-Scholes valuation model to assist us in determining the fair value of our stock options, which includes employee stock purchase plan. As of January 1, 2017, we adopted Accounting Standard Update (“ASU”) No. 2016-09 and elected to account for forfeitures as they occur using a modified retrospective transition method, which requires us to record cumulative-effect adjustment to accumulated deficit. We determined that the impact of this adoption was immaterial, and no adjustments were recorded in our consolidated financial statements.  Prior to the adoption of ASU No. 2016-09, stock-based compensation expense recognized for the portion of the award that is expected to vest was reduced by an estimated forfeiture rate. The Black-Scholes valuation model requires the use of following assumptions:

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

Expected term. We derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as we have limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. Expected term for non-employee awards is based on the remaining contractual term of an option on each measurement date. The expected term of the Employee Stock Purchase Plan (“ESPP”) rights equals to the six-month look-back period.

Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected dividend yield. We have never paid any dividends and do not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Valuation of Long-Lived Assets and Purchased Intangible Asset

We evaluate the carrying value of amortizable long‑lived assets, whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. If management’s assumptions about future operating results were to change as a result of events or circumstances, we may be required to record an impairment loss on these assets. No impairment indicators were noted for our amortizable long-lived assets, fixed assets, in the periods presented.

We also evaluate the carrying value of our intangible asset, not subject to amortization, related to in‑process research and development (“IPR&D”), which is considered to be indefinite‑lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D asset will not occur until the product reaches commercialization. During the period the asset is considered indefinite‑lived, it is tested for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate that the fair value of the IPR&D asset is less than its carrying amount. Impairment loss is recorded when fair value of an IPR&D asset is less than its carrying value. If the related project is terminated or abandoned, we will also have an impairment related to the IPR&D asset.

If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D asset would be deemed definite‑lived and would then be amortized based on its estimated useful life at that point in time based on respective patent term and tested for impairment only when impairment indicators are present as discussed above under long-lived assets.

Income Tax

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017, or the Act, which significantly reforms the Internal Revenue Code of 1986, as amended. The Act contains broad and complex changes to corporate taxation, including in part reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings.

As of December 31, 2017, we were able to determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate, we didn’t recognize any provisional tax expense due to our significant operating losses.

The one-time transition tax is based on our post-1986 foreign earnings and profits which we had previously excluded from U.S. income taxes due to our position that we would permanently reinvest our future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets. Since our foreign operations incurred aggregated losses, we did not record provisional amount for our one-time transition tax liability for our foreign subsidiaries.

Additionally, the SEC staff has issued SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Act including the application of new executive compensation limitation provisions under Internal Revenue Section 162(m) in accordance with SAB 118, the Company determined that the adjustment to its deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017.

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2017 and 2016 of approximately $35.5 million and $23.4 million, respectively. We intend to maintain a full valuation allowance on the federal, state and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2017, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $53.2 million to offset future federal income. NOLs expire at various years beginning with 2036. As of December 31, 2017, we also had U.S. state NOL carryforwards of approximately $37.8 million to offset future state income. U.S. State NOLs expire at various years beginning with 2036. At December 31, 2017, we also had approximately $44.1 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

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

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest and penalties related to income taxes have been recognized in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2017, 2016 and 2015.

Recent Accounting Standard Update— In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, December 2016 and November 2017 within ASU 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations, ASU 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, ASU 2016-20 Technical Corrections and Improvement to Topic 606 – Revenue from Contracts with Customers and ASU 2017-14 Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), respectively. We will adopt the new standard in the first quarter of 2018 using the retrospective approach noted in (ii) above. We concluded that our collaboration agreements with Regeneron and Editas will be impacted by the adoption of the new revenue standards. We are in the process of allocating the transaction price to the performance obligations in each of the contracts. Preliminarily, we anticipate a material impact to our accounting policies, business processes, internal controls and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the current guidance on the classification and measurement of financial instruments. Although this ASU retains many current requirements, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. This ASU will be effective for us in the first quarter of 2018 and must be adopted using a modified retrospective approach, with certain exceptions. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases, which amends the current guidance on leasing activities to provide more transparency and comparability and requires that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, which are currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. This ASU will be effective for us in the first quarter of 2019 and must be adopted using a modified retrospective transition approach. We have not yet determined whether we will elect early adoption and are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. This ASU will be effective for us in the first quarter of 2018. We are currently evaluating the impact of the adoption of these standards on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which provides amendments to the current guidance for modification accounting. This ASU clarifies that an entity should account for the effects of a modification unless all the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. This ASU will be effective for us in the first quarter of 2018. We are currently evaluating the impact of the adoption of these standards on our consolidated financial statements and related disclosures.

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

However, we are choosing to irrevocably opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2019; (2) the last day of the first fiscal year in which our annual gross revenues are $1.0 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Results of Operations

Our results of operations include the operations of Annapurna since May 11, 2016, the date of the Annapurna acquisition.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the periods indicated:

	Years ended December 31,
	2017	2016	Increase/(Decrease)
	(In thousands)
Collaboration and license revenue	$1,849	$1,455	$394
Operating expenses:
Research and development	39,839	31,670	8,169
General and administrative	20,857	24,355	(3,498)
Impairment of goodwill and intangible assets	—	60,714	(60,714)
Total operating expenses	60,696	116,739	(56,043)
Operating loss	(58,847)	(115,284)	56,437
Other income (expense), net	2,700	762	1,938
Net loss before income tax benefit	(56,147)	(114,522)	58,375
Income tax benefit	—	775	(775)
Net loss attributable to common stockholders	$(56,147)	$(113,747)	$57,600

Revenue

Collaboration and license revenue increased to $1.8 million for the year ended December 31, 2017 from $1.5 million for the year ended December 31, 2016. The increase was due to the recognition of additional deferred revenue related to billings for license and research services to Regeneron and Editas during the year ended December 31, 2016. During the year ended December 31, 2017, no additional deferred revenue or billings related to license and research services were recorded.

Research and Development Expense

Research and development expense increased to $39.8 million for the year ended December 31, 2017, from $31.7 million for the year ended December 31, 2016. The increase in research and development expense was primarily due to higher material production costs mainly for ADVM-043 for A1AT deficiency.

For the periods presented, our research and development activities are primarily for our A1AT deficiency, wAMD and HAE programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in our three lead gene therapy programs and earlier-stage research programs.

General and Administrative Expense

General and administrative expense decreased to $20.9 million for the year ended December 31, 2017 from $24.4 million for the year ended December 31, 2016. The decrease in general and administrative expense was primarily due to $3.9 million of lower consulting and professional expenses, mainly attributable to the Annapurna acquisition activities and stockholders’ litigation the during the year ended December 31, 2016, and $1.7 million of lower compensation expense mainly attributable to one-time charges of stock-based compensation expense related accelerated vesting of exiting executive employees’ stock awards during the year ended December 31, 2016. This decrease was partially offset by $2.0 million of estimated termination costs associated with our master service agreement with Cornell University recorded during the year ended December 31, 2017.

We expect general and administrative expenses will increase in future periods to support continued research and development initiatives of our product candidates. We will continue to assess such expenses as we advance our three lead gene therapy programs and earlier-stage research programs.

Goodwill and Intangible Assets Impairment Charge

During the year ended December 31, 2016, we fully impaired our goodwill from the Annapurna acquisition and recorded a goodwill impairment charge of $49.5 million. Additionally, we recorded $11.2 million impairment charge related to our intangible assets for the year ended December 31, 2016. No impairment charges were recorded during the year ended December 31, 2017.

Other Income, Net

Other income, net increased to $2.7 million for the year ended December 31, 2017 from $0.8 million for the year ended December 31, 2016, primarily due to higher interest income as we increased our investments in marketable securities.

Income Tax Benefit

During the year ended December 31, 2016, we recorded income tax benefit of $0.8 million related to the change in the deferred tax liabilities balance due to intangible assets impairment recognized in the same years. During the year ended December 31, 2017, no income tax expense (benefit) was recorded due to overall operating loss.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the periods indicated:

	Years ended December 31,
	2016	2015	Increase/(Decrease)
	(In thousands)
Collaboration and license revenue	$1,455	$2,319	$(864)
Operating expenses:
Research and development	31,670	25,462	6,208
General and administrative	24,355	22,107	2,248
Impairment of goodwill and intangible assets	60,714	—	60,714
Restructuring charges	—	2,573	(2,573)
Total operating expenses	116,739	50,142	66,597
Operating loss	(115,284)	(47,823)	(67,461)
Other income, net	762	370	392
Net loss before income tax benefit	(114,522)	(47,453)	(67,069)
Income tax benefit	775	—	775
Net loss attributable to common stockholders	$(113,747)	$(47,453)	$(66,294)

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

Research and Development Expense

Research and development expense increased to $31.7 million for the year ended December 31, 2016, from $25.5 million for the year ended December 31, 2015. The increase in research and development expense was primarily due to a $2.6 million increase in stock-based compensation expenses, including $0.9 million relating to the accelerated vesting of Annapurna options and shares recorded after the acquisition closing and $1.4 million related to the accelerated vesting of executive stock options and RSUs, $2.8 million increase for outside services expense related to the Cornell service agreement, $0.6 million increase in laboratory expense, $0.7 million increase in license fee expenses and $0.7 million increase in facilities allocation and depreciation charges, partially offset by $0.6 million decrease in materials expense, $0.4 million decrease in consulting and recruiting expenses, and $0.2 million decrease in compensation and benefits expenses.

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

In the fourth quarter of 2016, we performed our annual assessment of our IPR&D assets. Based on our decision to change our manufacturing process for ADVM-043 and ADVM-053 by implementing our proprietary baculovirus-based production system, we updated the related manufacturing costs. As a result, we revised our forecasts for the manufacturing and related costs. In addition, we also reviewed and updated our expected timing of clinical trials, receipts of regulatory approvals, and costs to complete. Based upon our analysis, we determined that the carrying value of $16.2 million for our ADVM-043 and ADVM-053 IPR&D assets was higher than their fair value of $5.0 million. Accordingly, we recorded an $11.2 million IPR&D impairment charge for the year ended December 31, 2016.

Restructuring Charges

In connection with the restructuring of our workforce in the fourth quarter of 2015, we incurred aggregate restructuring charges of approximately $2.6 million related to one-time termination severance payments and other employee-related benefits, including approximately $1.0 million of stock-based compensation expense related to the acceleration of restricted stock units.

Other Income, Net

Other income, net is comprised primarily of interest income on our cash equivalents and investments in marketable securities for the years ended December 31, 2016 and 2015.

Income Tax Benefit

During the fourth quarter of 2016, we recorded income tax benefit of $0.8 million related to the change in the deferred tax liabilities balance due to intangible assets impairment recognized in the same quarter. During the year ended December 31, 2015, no income tax expense (benefit) was recorded due to overall operating loss.

Liquidity, Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and as of December 31, 2017, we had an accumulated deficit of $254.1 million. As of December 31, 2017, we had $190.5 million in cash, cash equivalents and short-term investments. We believe that our existing cash and cash equivalents as of December 31, 2017, together with the net proceeds the sales of our common stock pursuant to the 2017 stock offering agreement and from our February 2018 underwritten public offering of our common stock, will be sufficient to fund our operations through the end of 2019.

In August 2017, we entered into the 2017 stock offering agreement. Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time.  In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, net of issuance costs. We have sold a total of 6,550,232 million shares of our common stock at market prices pursuant to the 2017 stock offering agreement and raised total net proceeds of approximately $22.5 million, net of issuance costs.

In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of approximately $64.3 million, after discounts and other issuance costs.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of such costs. However, in order to complete our planned preclinical trials and current and future clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(45,421)	$(38,366)	$(35,338)
Investing activities	(122,204)	38,775	(41,569)
Financing activities	16,748	556	138,860
Effect of changes in foreign currency exchange rates on cash and cash equivalents	(774)	(143)	(9)
Net (decrease) increase in cash and cash equivalents	$(151,651)	$822	$61,944

Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2017, was $45.4 million, primarily as a result of the net loss of $56.1 million, mainly driven by our continued research and development activities, and $0.8 million of net decrease in operating assets and liabilities, partially offset by $11.5 million for non-cash charges.

Net cash used in operating activities for the year ended December 31, 2016, was $38.4 million, primarily as a result of the net loss of $113.7 million, partially offset by $60.7 million for non-cash charge related to goodwill and IPR&D assets impairment, $11.4 million for non-cash charge related to stock-based compensation expense, $1.6 million for depreciation and amortization expense and $1.6 million for net increase in operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2015, was $35.3 million, primarily as a result of the net loss of $47.5 million, partially offset by $11.5 million for non-cash charge related to stock-based compensation, a $0.2 million non-cash stock compensation charge related to the issuance of warrant, $0.8 million for depreciation and amortization expense, $0.8 million for amortization of premium on marketable securities and $1.2 million for net decrease in operating assets and liabilities.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $122.2 million for the year ended December 31, 2017, which consisted of the purchases of marketable securities of $209.8 million and purchases of property and equipment of $1.0 million, partially offset by $87.6 million maturities of marketable securities and $1.0 million sales of marketable securities.

Net cash provided by investing activities was $38.8 million for the year ended December 31, 2016, which consisted of the maturities of marketable securities of $37.7 million and $3.4 million cash acquired through our Annapurna acquisition, partially offset by purchases of property and equipment of $2.4 million.

Net cash used in investing activities was $41.6 million for the year ended December 31, 2015, which consisted of the purchases of marketable securities of $88.4 million, partially offset by maturities of marketable securities of $49.9 million and purchases of property and equipment of $3.0 million.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017, of $16.7 million, which consisted of $16.5 million of net proceeds from the sales of our common stock under the 2017 stock offering agreement, net of issuance costs, $0.5 million from proceeds from the exercise of stock options and purchases of common stock under employee stock purchase plan, partially offset by $0.3 million in taxes paid relating to net share settlement of restricted stock units.

Net cash provided by financing activities for the year ended December 31, 2016, of $0.6 million, which consisted of $0.9 million from proceeds relating to the exercise of options for common shares and employee stock purchase plan purchases and $0.1 million relating to funds received from a financing arrangement, partially offset by $0.5 million in taxes paid relating to net share settlement of restricted stock units.

Net cash provided by financing activities for the year ended December 31, 2015, of $138.9 million, which consisted of $130.6 million net proceeds from our follow-on offering in January 2015 and $8.3 million from sale of common shares.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in 2020. Additionally, we have contractual obligations to vendors.

The following table summarizes our contractual obligations as of December 31, 2017:

	Payment Due by Period
	Less Than 1 Year	1 to 3 Years	Total
	(In thousands)
Operating lease obligations	$1,162	$1,600	$2,762
Master service agreement with Cornell (1)	2,000	—	2,000
BPI financing	120	397	517
Contractual obligations (2)	4,187	—	4,187
Total	$7,469	$1,997	$9,466

(1)

Costs associated with the termination of the master service agreement with Cornell recorded within accrued expenses and other current liabilities in our consolidated balance sheet as of December 31, 2017 and within general and administrative expenses in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2017.

(2)	Related to our contract manufacturing with a vendor for materials production for our three programs, ADVM-022, ADVM-043 and ADVM-053.

The lease agreement provides for an escalation of rent payments each year and will expire on May 8, 2020. We may extend the lease term for up to four years. As of December 31, 2017, we had various open purchase orders with various vendors for our research and development and general and administrative activities.

We have received $0.2 million funding from The Alpha-1 Project, Inc. (the “TAP financing”) for a sponsored research agreement entered into in July 2016. The TAP financing was recorded within other non-current liabilities in our balance sheets. We may pay up to 4.5 times of the received amount if and when certain product approval and sales milestones are achieved.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

A portion of our operating expenses are incurred outside the U.S. and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $190.5 million as of December 31, 2017, consisting of cash, money market funds, government securities, commercial paper, certificates of deposit and corporate bond, and cash and cash equivalents of $222.2 million as of December 31, 2016, consisting of cash and money market funds. To date, fluctuations in interest income have not been significant.

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

Item 8. Financial Statements and Supplementary Data.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017AND 2016

AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Adverum Biotechnologies, Inc.

Menlo Park, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adverum Biotechnologies, Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America (GAAP).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Jose, California

March 6, 2018

We have served as the Company's auditor since 2013.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$70,519	$222,170
Short-term investments	119,966	—
Receivable from collaborative partner	—	886
Prepaid expenses and other current assets	3,256	2,218
Total current assets	193,741	225,274
Property and equipment, net	3,024	4,169
Deposit and other non-current assets	140	140
Intangible asset	5,000	5,000
Total assets	$201,905	$234,583
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,731	$1,474
Accrued expenses and other current liabilities	6,964	6,476
Deferred rent, current portion	129	96
Deferred revenue, current portion	1,850	1,850
Total current liabilities	10,674	9,896
Long-term liabilities:
Deferred rent, net of current portion	222	352
Deferred revenue, net of current portion	5,250	7,099
Deferred tax liability, non-current	1,250	1,250
Other non-current liabilities	481	386
Total liabilities	17,877	18,983
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2017 and 2016; 49,015,339 and 41,805,009 shares issued and outstanding at December 31, 2017 and 2016, respectively	5	4
Additional paid-in capital	439,048	413,518
Accumulated other comprehensive loss	(963)	(7)
Accumulated deficit	(254,062)	(197,915)
Total stockholders’ equity	184,028	215,600
Total liabilities and stockholders’ equity	$201,905	$234,583

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Collaboration and license revenue	$1,849	$1,455	$2,319
Operating expenses:
Research and development	39,839	31,670	25,462
General and administrative	20,857	24,355	22,107
Impairment of goodwill and intangible assets	—	60,714	—
Restructuring charges	—	—	2,573
Total operating expenses	60,696	116,739	50,142
Operating loss	(58,847)	(115,284)	(47,823)
Other income:
Other income, net	2,700	762	370
Total other income, net	2,700	762	370
Net loss before income taxes	(56,147)	(114,522)	(47,453)
Income tax benefit	—	775	—
Net loss attributable to common stockholders	$(56,147)	$(113,747)	$(47,453)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	(182)	6	(6)
Foreign currency translation adjustment	(774)	(2)	(15)
Comprehensive loss	$(57,103)	$(113,743)	$(47,474)
Net loss per share attributable to common stockholders-basic and diluted	$(1.29)	$(3.14)	$(1.86)
Weighted-average common shares outstanding-basic and diluted	43,661	36,246	25,479

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	Shares	Amount	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2014	22,754,037	$2	$186,186	$10	$(36,715)	$149,483
Issuance of common stock, net of issuance costs of $11,099	2,599,375	1	138,953	—	—	138,954
Issuance of common stock warrants in consideration for services	—	—	218	—	—	218
Stock-based compensation expense	—	—	11,505	—	—	11,505
Common stock issued upon exercise of stock options	399,434	—	188	—	—	188
Common stock issued under employee stock purchase plan	19,577	—	145	—	—	145
Common stock issued upon release of restricted stock units	132,397	—	—	—	—	—
Restricted stock surrendered for taxes	(46,098)	—	(427)	—	—	(427)
Net unrealized loss on marketable securities	—	—	—	(6)	—	(6)
Foreign currency translation adjustments	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(47,453)	(47,453)
Balance at December 31, 2015	25,858,722	3	336,768	(11)	(84,168)	252,592
Issuance of common stock in consideration of acquisition	14,087,246	1	64,844	—	—	64,845
Remeasurement of contingent common stock warrant in consideration for services	—	—	8	—	—	8
Issuance of warrant in connection with financing arrangement	—	—	26	—	—	26
Stock-based compensation expense	—	—	11,416	—	—	11,416
Common stock issued upon exercise of stock options	1,525,687	—	763	—	—	763
Common stock issued under employee stock purchase plan	56,696	—	186	—	—	186
Common stock issued upon release of restricted stock units	385,524	—	—	—	—	—
Restricted stock surrendered for taxes	(108,866)	—	(493)	—	—	(493)
Net unrealized gain on marketable securities	—	—	—	6	—	6
Foreign currency translation adjustments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(113,747)	(113,747)
Balance at December 31, 2016	41,805,009	4	413,518	(7)	(197,915)	215,600
Issuance of common stock, net of issuance costs of $230	5,130,339	1	16,518	—	—	16,519
Remeasurement of contingent common stock warrant in consideration for services	—	—	60	—	—	60
Stock-based compensation expense	—	—	8,723	—	—	8,723
Common stock issued upon exercise of stock options	1,808,696	—	367	—	—	367
Common stock issued under employee stock purchase plan	74,642	—	175	—	—	175
Common stock issued upon release of restricted stock units	307,610	—	—	—	—	—
Restricted stock surrendered for taxes	(110,957)	—	(313)	—	—	(313)
Net unrealized loss on marketable securities	—	—	—	(182)	—	(182)
Foreign currency translation adjustments	—	—	—	(774)	—	(774)
Net loss	—	—	—	—	(56,147)	(56,147)
Balance at December 31, 2017	49,015,339	$5	$439,048	$(963)	$(254,062)	$184,028

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(56,147)	$(113,747)	$(47,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,096	1,603	812
Stock-based compensation expense	8,723	11,416	11,505
Amortization of premium on marketable securities	593	—	780
Impairment of goodwill and intangible assets	—	60,714	—
Non-cash research and development expense	60	8	218
Other	10	—	21
Changes in operating assets and liabilities:
Accounts receivable, net	886	(437)	(6)
Prepaid expenses and other current assets	(491)	71	(531)
Deposit and other long-term assets	—	—	(3)
Accounts payable	333	(111)	(312)
Accrued expenses and other current liabilities	487	(190)	724
Restructuring liabilities	(25)	(988)	1,013
Deferred revenue	(1,849)	3,360	(2,313)
Deferred rent	(97)	(65)	207
Net cash used in operating activities	(45,421)	(38,366)	(35,338)
Cash flows from investing activities:
Purchases of marketable securities	(209,787)	—	(88,427)
Sales of marketable securities	1,003	—	—
Maturities of marketable securities	87,596	37,738	49,850
Purchases of property and equipment	(1,016)	(2,412)	(2,992)
Cash acquired in business acquisition	—	3,449	—
Net cash (used in) provided by investing activities	(122,204)	38,775	(41,569)
Cash flows from financing activities:
Proceeds from offering of common stock, net of issuance costs	16,519	—	138,954
Proceeds from issuance of common stock pursuant to option exercises	367	763	188
Taxes paid related to net share settlement of restricted stock units	(313)	(493)	(427)
Proceeds from employee stock purchase plan	175	186	145
Proceeds from a financing arrangement	—	100	—
Net cash provided by financing activities	16,748	556	138,860
Effect of foreign currency exchange rate on cash and cash equivalents	(774)	(143)	(9)
Net (decrease) increase in cash and cash equivalents	(151,651)	822	61,944
Cash and cash equivalents at beginning of period	222,170	221,348	159,404
Cash and cash equivalents at end of period	$70,519	$222,170	$221,348
Supplemental schedule of noncash investing and financing information
Issuance of common stock and exchange of stock options for business acquisition	$—	$64,845	$—
Fixed assets in accounts payable and current liabilities	$115	$180	$178

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1. Description of the business

Nature of Business—Adverum Biotechnologies, Inc. (the “Company” or “Adverum”) was incorporated in Delaware on July 17, 2006 as Avalanche Biotechnologies, Inc. and changed its name to Adverum Biotechnologies, Inc. on May 11, 2016.  The Company is headquartered in Menlo Park, California. The Company is a clinical-stage gene therapy company targeting unmet medical needs in serious rare and ocular diseases. Leveraging a next-generation adeno-associated virus (“AAV”)-based directed evolution platform, the Company generates gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. The Company’s core capabilities include clinical development and in-house manufacturing expertise, specifically in process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control. Adverum is advancing a robust pipeline of gene therapy product candidates designed to treat rare diseases alpha-1 antitrypsin (“A1AT”) deficiency and hereditary angioedema (“HAE”), as well as wet age-related macular degeneration (“wAMD”). Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies, early clinical trials, filing patent applications, obtaining regulatory agreements, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $254.1 million as of December 31, 2017. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations through the end of 2019.

In May 2016, the Company completed the acquisition of all the outstanding shares of Annapurna Therapeutics SAS (“Annapurna”), a privately-held French gene therapy company, in accordance with the terms of the acquisition agreement (the “Annapurna acquisition”) dated as of January 29, 2016, as amended on April 6, 2016. As a result, Annapurna is now a wholly owned subsidiary of the Company. Refer to Note 3 for more details.

Upon completion of the Annapurna acquisition, the Company changed its name to “Adverum Biotechnologies, Inc.” The Company’s shares of common stock listed on The Nasdaq Global Market, previously trading through the close of business on Wednesday, May 11, 2016 under the ticker symbol “AAVL,” commenced trading on The Nasdaq Global Market under the ticker symbol “ADVM” on Thursday, May 12, 2016.

Initial Public and Follow-on Offerings—In August 2014 and January 2015, the Company completed its initial public offering (IPO) and concurrent private placement and a follow-on offering and raised a total of net proceeds of $237.1 million. In March 2015, (i) the Company received net proceeds of approximately $8.3 million, after discounts and other issuance costs, which resulted from the sale of 230,000 shares of its common stock, and (ii) the Company issued 230,000 shares of its common stock to a stockholder that exercised warrants prior to the IPO.

In August 2017, the Company entered into an at-the-market sales agreement with an agent for the sales of its common stock at market price (the “2017 stock offering agreement”). Under the terms and conditions of the 2017 stock offering agreement, the Company may offer to sell its common stock for an aggregate offering price of up to $50.0 million through the agent from time to time.  During the year ended December 31, 2017, the Company issued and sold a total of 5,130,339 shares of its common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $16.5 million, net of issuance costs. In January 2018, the Company issued and sold a total of 1,419,893 shares of its common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of approximately $5.7 million, net of issuance costs (see Note 17).

In February 2018, the Company completed an underwritten public offering for the sale of 10,222,235 shares of its common stock and raised total net proceeds of approximately $64.3 million, after discounts and other issuance costs (see Note 17).

2. Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation— The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to research and development expense accruals, stock-based compensation expense, income taxes, intangible asset, fair values of financial instruments and fair value of common stock warrants. The Company’s actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes from the Company’s original estimates in any periods presented.

Foreign Currency Translation—The Company’s consolidated financial statements are prepared in U.S. dollars. The Company’s foreign subsidiaries use the Euro and Australian dollar as their functional currencies and maintain their records in their local currencies, except its Ireland subsidiary that uses the U.S. dollar as its functional currency. Assets and liabilities are re-measured at exchange rates in effect at the end of the reporting period for the Company’s French and Australian subsidiaries, and at historical exchange rates for its Irish subsidiary. Equity is measured at historical rates and income and expenses are re-measured at average exchange rates for the reporting period. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive loss in the consolidated balance sheet. Transactions denominated in foreign currency are translated at exchange rates at the date of transaction with foreign currency gains (losses) recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks, money market accounts and highly liquid debt securities. Cash equivalents are stated at fair value.

Short-Term Investments—All short-term investments, which consist of debt securities and certificates of deposit, have been classified as “available for sale” and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive loss and reported as a separate component of stockholders’ equity until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest on short-term investments is included in other income, net in the Company’s consolidated statements of operations and comprehensive loss. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in securities with high credit quality, including U.S. government securities.

The Company periodically evaluates whether declines in the fair value of its investments below their cost are other than temporary. The evaluation includes consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. If the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other than temporary, the Company would reduce the carrying value of the security it holds and records a loss for the amount of such decline. The Company has not recorded any realized losses or declines in value judged to be other than temporary on its investments.

Segment Reporting—The Company operates and manages its business as one reporting and operating segment, which is the business of developing and commercializing gene therapeutics. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Concentrations of Credit Risk and Other Uncertainties—Financial instruments that potentially subject the Company to significant concentrations of credit risk consists primarily of cash, cash equivalents and short-term investments. Risks associated with cash, cash equivalents, short-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to only those marketable securities rated at least A-1/P-1 Short Term Rating and A/A2 Long Term Rating, as determined by independent credit rating agencies. Management believes that the Company is not exposed to significant credit risk.

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

Property and Equipment—Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are capitalized and amortized over the shorter period of their expected lives or the lease term. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred.

Valuation of Long-Lived Assets and Purchased Intangible Assets—The Company evaluates the carrying value of amortizable long‑lived assets, whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair values based on discounted cash flows. Significant management judgment is required in the forecasting of future operating results that is used in the preparation of expected undiscounted cash flows. If management’s assumptions about future operating results were to change as a result of events or circumstances, the Company may be required to record an impairment loss on these assets. No impairment indicators were noted for the Company’s amortizable long-lived assets, fixed assets, in the periods presented.

The Company also evaluates the carrying value of intangible asset (not subject to amortization) related to in‑process research and development (“IPR&D”) asset, which is considered to be indefinite‑lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D assets will not occur until the product reaches commercialization. During the period the intangible asset is considered indefinite‑lived, it will be tested for impairment on an annual basis, as well as between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate that the fair value of the IPR&D asset is less than its carrying amount. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D asset would be deemed definite‑lived and would then be amortized based on its estimated useful life at that point in time based on respective patent term. If a potential impairment exists, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. During the year ended December 31, 2016, the Company recorded an impairment charge of $11.2 million related to its intangible assets (see Note 3).

Financial Liabilities— During the year ended December 31, 2016, the Company entered into a sponsored research agreement with The Alpha-1 Project, Inc. (the “TAP”) with an embedded derivative, the Company determined to account for this financial liability at fair value and recorded as other non-current liabilities in its consolidated balance sheets (see Note 6). Change in fair value is recorded within other income, net in the Company’s consolidated statement of operations and comprehensive loss.

Revenue Recognition—The Company has primarily generated revenue through license, research and collaboration arrangements with its strategic partners.

The terms of these types of agreements may include (i) licenses to Adverum technology, (ii) research and development services, and (iii) services or obligations in connection with participation in research or steering committees. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable upfront and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, and regulatory events, as well as royalties on sales of any commercialized products.

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

Collaboration and License Revenue

Editas Agreement—In August 2016, the Company entered into a collaboration, option and license agreement with Editas Medicine, Inc. (“Editas”) (see Note 7). Under the terms of the agreement, the Company received initial payments of $1.0 million that included $0.5 million for research services during the year ended December 31, 2016. As the agreement provides for multiple deliverables, the Company accounts for this agreement as a multiple elements revenue arrangement. At the inception of the agreement, identified deliverables include research services, manufacturing of viral vectors for research, participation in joint research committee and exclusivity during the option period. These deliverables did not appear to have a standalone value and were combined into one unit of accounting. Options for each indication to license the Company’s AAV vector are considered substantive options and do not include significant incremental discounts. Therefore, they are not considered as deliverables under the agreement. In January 2018, the Company and Editas extended the research collaboration, option and license agreement (see Note 7). In consideration for extending the agreement, Editas made a one-time payment, non-refundable cash payment of $0.5 million to the Company in February 2018.

The Company allocated the $1.0 million received to a single unit of accounting identified in the arrangement. The Company expects to recognize $1.0 million ratably over the associated period of performance, which is the maximum research period of three years. As there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, the Company recognizes revenue on a straight-line basis. During the years ended December 31, 2017 and 2016, the Company recognized $0.3 million and $0.1 million, respectively, as collaboration and license revenue related to Editas agreement.

Regeneron Agreement—In May 2014, the Company entered into a research collaboration and license agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) to discover, develop and commercialize novel gene therapy products for the treatment of ophthalmologic diseases (see Note 7). Under the terms of the agreement, during the year ended December 31, 2014, the Company received initial upfront non-refundable cash payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the time-limited right of first negotiation for license to develop and commercialize AVA-101. As the agreement provides for multiple deliverables, the Company accounts for this agreement as a multiple elements revenue arrangement. If deliverables did not appear to have a standalone value, they were combined with other deliverables into a unit of accounting with a standalone value. The Company allocated the $8.0 million to the relative fair value of the two units of accounting identified in the arrangement. The Company recognizes $6.5 million allocated to the first unit of accounting for the research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there was no discernible pattern of performance and/or objectively measurable performance measures did not exist for the first unit of accounting, the Company recognizes revenue on a straight-line basis over the eight years performance period. The remaining $1.5 million allocated to the second unit of accounting for the time-limited right of first negotiation for license to develop and commercialize AVA-101 was deferred. On November 2, 2015, Regeneron notified the Company that it did not exercise this right of first negotiation and the Company recognized the entire $1.5 million as revenue during the year ended December 31, 2015.

As original research budget was fully used in the fourth quarter of 2015, the Company and Regeneron will agree on the reimbursement of additional research expenses annually. The Company invoices for services performed quarterly. These additional research fees are added to the research licenses and related research and development services unit of accounting, recorded as deferred revenue and recognized to revenue over the remaining research term. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $1.5 million, $1.4 million and $0.8 million, respectively, related to the research licenses and research and development services unit of accounting in the Regeneron agreement.

Research and Development Expenses—Research and development expenses are charged to expense as incurred. Research and development expenses include primarily personnel-related costs, stock-based compensation expense, laboratory supplies, consulting costs, external contract research and development expenses, including expenses incurred under agreements with CROs, the cost of acquiring, developing and manufacturing clinical study materials, and overhead expenses, such as rent, equipment depreciation, insurance and utilities. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.

The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers and the Company’s estimates of accrued expenses and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. There have been no significant changes from the Company’s original estimates in any of the periods presented.

The Company received tax credits from the Australian and French governments in connection with certain research costs incurred in conducting research by the Company’s Australian and French subsidiaries. These refunds do not depend on the taxable income or tax position of the Company and therefore the Company does not account for them under an income tax accounting model. The Company recognizes such tax credits in the period when qualified expenses are incurred as a reduction of research expenses. The Company has recorded the reimbursement of $0.1 million, $0.3 million and $0.1 million from the tax authorities as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss in the years ended December 31, 2017, 2016 and 2015, respectively.

Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of the Company’s financial instruments, including cash equivalents, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their short-term maturities. Refer to Note 6 for the methodologies and assumptions used in valuing financial instruments.

Stock-Based Compensation Expense—Stock-based compensation expense related to stock awards to employees is measured at fair value of the award on the date of the grant. The Company estimates the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes valuation model for stock options and using intrinsic value, which is the closing price of its common stock on the date of the grant, for the restricted stock units (“RSUs”).The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. As of January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) No. 2016-09 and elected to account for forfeitures as they occur using a modified retrospective transition method, which requires the Company to record cumulative-effect adjustment to accumulated deficit. The Company determined that the impact of this adoption was immaterial and no adjustments were recorded in its consolidated financial statements.  Prior to the adoption of ASU No. 2016-09, stock-based compensation expense recognized for the portion of the award that is expected to vest was reduced by an estimated forfeiture rate.

The Black-Scholes valuation model requires the use of following assumptions:

Expected Term—The expected term assumption represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.

Expected Volatility—Expected volatility is estimated using comparable public companies’ volatility for similar terms.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has never paid dividends and has no plans to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Stock-based compensation expense related to awards granted to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Note 13 for more information on assumptions used in estimating stock-based compensation expense.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2017 and 2016, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Comprehensive Loss—Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments related to translation of the financial statements of the Company’s Australia and France subsidiaries and unrealized gain (loss) on marketable securities. The Company did not have reclassifications from other comprehensive income (loss) to the income (loss) during the years ended December 31, 2017, 2016 and 2015.

Basic and Diluted Net Loss Per Share— Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. Outstanding stock options, RSUs, ESPP and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Recent Accounting Standard Update Not Yet Effective— In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, December 2016 and November 2017 within ASU 2016-08 Revenue From Contracts With Customers: Principal vs. Agent Considerations, ASU 2016-10 Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, ASU 2016-20 Technical Corrections and Improvement to Topic 606 – Revenue from Contracts with Customers and ASU 2017-14 Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), respectively. The Company will adopt the new standard in the first quarter of 2018 using the retrospective approach noted in (ii) above. The Company concluded that its collaboration agreements with Regeneron and Editas will be impacted by the adoption of the new revenue standards. The Company is in the process of allocating the transaction price to the performance obligations in each of the contracts. Preliminarily, the Company anticipates a material impact to its accounting policies, business processes, internal controls and disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments. This ASU requires measurement and recognition of expected credit losses for financial assets held. The new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted beginning in the first quarter of 2019. This ASU will be effective for the Company in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. The Company has not yet determined whether it will elect early adoption and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. This ASU will be effective for the Company in the first quarter of 2018. The Company is currently evaluating the impact of the adoption of these standards on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which provides amendments to the current guidance for modification accounting. This ASU clarifies that an entity should account for the effects of a modification unless all the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. This ASU will be effective for the Company in the first quarter of 2018. The Company is currently evaluating the impact of the adoption of these standards on its consolidated financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoption.

3. Acquisition of Annapurna

(a)	Purchase Price Allocation

On May 11, 2016, the Company completed the acquisition of all outstanding equity interests of Annapurna. Annapurna was a privately held French limited liability company and has two wholly-owned subsidiaries, Annapurna, Inc. in the U.S. and Annapurna Therapeutics Limited in Ireland. Annapurna was a biopharmaceutical company focused on discovering and developing novel gene therapy products for people living with severe rare diseases. The primary reasons for the acquisition were to expand the technology platforms within the Company’s research and development portfolio and to apply the Company’s resources and expertise in gene vectors development to advance Annapurna’s programs through development and clinical trials. Annapurna’s results of operations and fair value of assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition.

The purchase price consideration was approximately $64.8 million based on the Company’s common stock closing price on Nasdaq on the acquisition closing date of $4.14 per share. A total of 14,087,246 shares of the Company’s common stock were issued to shareholders of Annapurna in exchange for all common and preferred stock outstanding at the closing date. Annapurna stockholders did not receive any fractional shares of the Company’s common stock in connection with the acquisition. Instead of receiving any fractional shares, each Annapurna stockholder was paid an amount in cash (without interest) equal to such fraction amount multiplied by the average 10 business days sale price of the Company’s common stock on Nasdaq from the acquisition date. Annapurna Series O preferred shares issued to founders were canceled prior to the acquisition date and were not included in the purchase price consideration. Vesting of certain of Annapurna’s stock options and unvested common shares was accelerated at the closing date. The fair value of stock awards related to the accelerated vesting of stock options and common shares of $0.9 million was excluded from the purchase price consideration and included in the Company’s operating expenses post acquisition. A portion of the purchase price was attributed to the exchange of Annapurna’s stock options and other rights to purchase capital stock outstanding at the acquisition closing date for corresponding common stock options of the Company at an exchange ratio of 9.54655.

The Company reserved 3,673,940 shares for the future exercise of the Annapurna stock awards assumed in the acquisition. The total fair value of assumed Annapurna stock awards was approximately $14.7 million on the acquisition date, using the Black-Scholes option pricing model, assuming no dividends, expected volatilities of 80% and 89%, risk-free interest rates of 1.4% and 1.1%, and expected lives of six and ten years for employee and non-employee stock awards, respectively. Of the total fair value, $7.4 million was attributed as pre-acquisition service and included as part of the total purchase price consideration. The post-combination attribution amount of $7.2 million is recognized as compensation expense over the remaining requisite service period. The Company included $0.9 million in stock-based compensation expense related to the day-one post combination compensation expenses related to the accelerated vesting of stock options during the second quarter of 2016.

Total purchase price consideration was estimated as follows (in thousands):

Fair value of common shares issued	$58,321
Fair value of the Company's common share options exchanged for Annapurna stock options and other stock awards attributable to pre-combination services	7,422
Less: value of common stock and accelerated vesting of stock options at close date	(898)
Total purchase price consideration	$64,845

The transaction was accounted for using the acquisition method under ASC 805, Business Combinations, with Adverum identified as the acquirer, based on the existence of a controlling financial interest of the combined entities. Under the acquisition method, assets acquired and liabilities assumed were recorded at their estimated fair values as of May 11, 2016. Goodwill, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, and the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition closing date. Goodwill represents expected synergies of two combined companies. Acquisition costs of $2.5 million were expensed as incurred and recorded as general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss during the year ended December 31, 2016.

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

The identifiable intangible assets acquired consist of IPR&D assets related to products in development, as summarized in the table below (in thousands):

Alpha-1 antitrypsin deficiency ("A1AT"),or ADVM-043	$11,700
Hereditary angioedema ("HAE"), or ADVM-053	4,500
Total acquired IPR&D intangible assets	$16,200

The fair value of each IPR&D asset was estimated using the income approach and calculated using cash flow projections adjusted for inherent risks regarding regulatory approval, promotion, and distribution, discounted at a rate of approximately 11.0%. The Company acquired two additional intangible assets relating to the Friedreich’s Ataxia (“FA”) and severe allergy programs, but the fair value of each of these assets was determined to be nominal and was not included in the total acquired intangible assets. All IPR&D intangible assets acquired are classified as indefinite-lived and are not currently being amortized. Acquired IPR&D assets were impaired in the fourth quarter 2016 (see below discussion).

Goodwill, which represents the excess of the purchase price over the fair values assigned to the net assets acquired, was $49.5 million on the acquisition date. The full amount of the goodwill was assigned to the entire Company, since management determined that the Company has only one reporting unit. The goodwill is not deductible for tax purposes. During the year ended December 31, 2016, the Company’s goodwill was fully impaired (see below discussion).

The amount of net loss of Annapurna included in the consolidated statements of operations and comprehensive loss from the acquisition date through the period ended December 31, 2016 was $16.6 million, which included $11.2 million of impairment charges related to IPR&D assets. Annapurna did not generate any revenues prior or post acquisition.

The pro forma financial information combines the results of operations of Adverum and Annapurna as though the businesses had been combined as of the beginning of fiscal 2015. The pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved in the current or any future periods. The following table presents the unaudited pro forma combined results of operations (in thousands, except per share data).

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

•

$0.9 million of stock-based compensation expense related to the accelerated vesting associated with the Annapurna acquisition was excluded from the 2016 pro forma results and was, instead, included in the 2015 pro forma results.

•

Stock-based compensation expense of $0.2 million and $0.4 million related to stock options granted to executives upon the closing of the Annapurna acquisition was included in the 2016 and 2015 pro forma results, respectively.

•

Interest expense related to convertible notes and changes in fair value of preferred stock warrants of $0.5 million for the year ended December 31, 2015 and $1.0 million for the year ended December 31, 2016, were excluded from 2015 and 2016 pro-forma results above, as the convertible notes and warrants were settled prior to the closing of the Annapurna acquisition.

•	Bonuses of $0.4 million paid in connection with closing of the Annapurna acquisition were excluded from the 2016 pro forma results and were, instead, included in the 2015 pro forma results.

The unaudited condensed pro forma information does not include any anticipated synergies that may be achievable subsequent to the date of acquisition.

b)	Impairment Evaluation for Goodwill and Intangible Assets

As the Company recorded goodwill and IPR&D intangible assets upon the Annapurna acquisition, the Company is required to test goodwill and indefinite lived intangible assets for impairment on an annual basis or more frequently if indicators of impairment exist. The Company operates as one reporting unit and goodwill was allocated to this reporting unit.

During the second quarter of 2016, the Company noted a continuing decrease in its stock price that resulted in the market capitalization being less than the carrying value of the Company’s net assets as of June 30, 2016. As the operating losses were expected to increase significantly in the following years due to continuing pre-clinical and expected clinical trials, the Company concluded that it was more likely than not that the fair value of the Company’s one reporting unit was less than its carrying value and, as a result, performed a step one goodwill impairment analysis.

In performing the step one analysis, the Company determined the fair value of the reporting unit using a market-based approach. The Company multiplied the stock price of $3.16 by the 41.3 million of its common shares outstanding on June 30, 2016 and applied a control premium to estimate the common equity value on a controlling basis. As the fair value was less than the carrying value of the Company’s net assets, the Company proceeded to step two of the impairment analysis.

The second step of the analysis includes allocating the calculated fair value (determined in the step one analysis) of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in an acquisition. That is, the estimated fair value of the reporting unit was allocated to all of the assets and liabilities as if the Company had been acquired and the estimated fair value was the purchase price paid. As part of this assessment the Company considered the preliminary valuation of Annapurna net assets acquired, excluding goodwill, as their fair value from May 11, 2016, the acquisition closing date, to June 30, 2016 did not change. The Company also noted that the fair value of current assets and liabilities approximated their carrying value due to their short-term nature, the Company’s cash and cash equivalent balance was higher than the fair value estimated in the step one analysis, and the fair value of fixed assets approximated their recorded value as most of the Company’s fixed assets were acquired in the last couple of years. Based on this analysis, the implied fair value of the goodwill was zero. Accordingly, the Company fully impaired its goodwill and recorded an impairment charge was $49.5 million, which is included within impairment of goodwill and intangible assets in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2016.

In the fourth quarter of 2016, the Company performed its annual impairment assessment of its intangible assets, ADVM-043 and ADVM-053. Based on the Company’s decision in the fourth quarter to change its manufacturing process for ADVM-043 and ADVM-053 by implementing its proprietary baculovirus-based production system, it updated the related development and manufacturing costs. As a result, the Company revised its forecasts for manufacturing and related costs. In addition, the Company also reviewed and updated its expected timing of clinical trials, receipts of regulatory approvals and costs to complete. Based upon the Company’s analysis, it determined that the total carrying value of $16.2 million for its intangible assets, ADVM-043 and ADVM-053, was higher than their total fair value of $5.0 million. Accordingly, the Company recorded $11.2 million impairment charge. Intangible asset related to ADVM-053 was fully impaired and intangible assets related to ADVM-043 was impaired and had fair value of $5.0 million as of December 31, 2016. Impairment charges for goodwill and intangible assets are included in the Company’s consolidated statements of operations and comprehensive loss.

In the fourth quarter of 2017, the Company performed its annual impairment assessment of its intangible asset, ADVM-043. Based on the Company’s impairment analysis, it concluded that its ADVM-043 IPR&D asset was not impaired.

4. Restructuring Charges

On December 22, 2015, the Company implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business following its decision to not initiate the Phase 2b clinical trial for AVA-101 during the second half of 2015. The plan resulted in a reduction of approximately 20% of the Company’s workforce, or a total of 15 employees. Affected employees were eligible to receive severance payments. The plan also triggered accelerated vesting of certain of the affected employees’ restricted stock units (“RSUs”).

In connection with the restructuring plan, the Company estimated aggregate restructuring charges of approximately $2.6 million, which were recorded in the Company’s consolidated statements of operations and comprehensive loss during the year ended December 31, 2015, related to one-time termination severance payments and other employee-related benefits, which included approximately $1.0 million of stock-based compensation expense related to the acceleration of RSUs.

The following table summarizes the restructuring activities (in thousands):

	One-Time Termination Benefits	Non-Cash Charge Related to Acceleration of RSUs	Total
Restructuring liability as of December 31, 2014	$—	$—	$—
Costs incurred and recorded as restructuring charges	1,524	1,049	2,573
Cash payments	(511)	—	(511)
Non-cash settlements	—	(1,049)	(1,049)
Restructuring liability as of December 31, 2015	1,013	—	1,013
Cash payments	(988)	—	(988)
Restructuring liability as of December 31, 2016	25	—	25
Cash payments	(25)	—	(25)
Restructuring liability as of December 31, 2017	$—	$—	$—

5. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments (in thousands):

December 31, 2017	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
Money market funds	$65	$—	$—	$65
U.S. government and agency securities	58,351	—	(145)	58,206
Commercial paper	71,427	—	—	71,427
Corporate bonds	38,354	1	(38)	38,317
Certificates of deposit	9,731	—	—	9,731
Total cash equivalents and short-term investments	177,928	1	(183)	177,746
Less: Cash equivalents	(57,780)	—	—	(57,780)
Total short-term investments	$120,148	$1	$(183)	$119,966
December 31, 2016
Money market funds - cash equivalent	$215,916	$—	$—	$215,916
Total cash equivalents	$215,916	$—	$—	$215,916

Management determined that the gross unrealized losses on the Company’s marketable securities as of December 31, 2017 were temporary in nature. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of December 31, 2017. As of December 31, 2016, all of the Company’s investments in marketable securities were held in money market funds and were classified as cash equivalents.

The following table is a summary of the cost and estimated fair value of the Company’s marketable securities based on stated effective maturities as of December 31, 2017:

	Amortized	Estimated
	Cost Basis	Fair Value
	(In thousands)
Mature within one year	$169,909	$169,758
Mature after one year to three years	8,019	7,988
Total cash equivalents and short-term investments	$177,928	$177,746

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

The fair value of Level 1 securities is determined using quoted prices in active markets for identical assets. Level 1 securities consist of highly liquid money market funds. Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. government and agency securities, commercial paper, corporate bond and certificates of deposit are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of a financing arrangement entered during the year ended December 31, 2016.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2017 and 2016.

The following table summarizes, for assets and liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

		Quoted Prices	Significant Other	Significant
	Total	In Active Markets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Assets:
Money market funds	$65	$65	$—	$—
U.S. government and agency securities	58,206	—	58,206	—
Commercial paper	71,427	—	71,427	—
Corporate bonds	38,317		38,317
Certificates of deposit	9,731	—	9,731	—
Total cash equivalents and short-term investments	$177,746	$65	$177,681	$—
Other noncurrent liability:
Financing arrangement	$157	$—	$—	$157
December 31, 2016
Assets:
Money market funds	$215,916	$215,916	$—	$—
Total cash equivalents	$215,916	$215,916	$—	$—
Other noncurrent liability:
Financing arrangement	$74	$—	$—	$74

In August 2016, the Company entered into a financing arrangement with the TAP for a total amount of up to $0.3 million (the “TAP financing”), of which approximately $0.2 million and $0.1 million, respectively, was outstanding as of December 31, 2017 and 2016 (see Note 10). The Company elected the fair value option to account for this financing arrangement. The fair value of the financing arrangement was determined based on the expected value approach and is classified as Level 3 within the fair value hierarchy. The Company determined that the changes in the fair value were immaterial during the years ended December 31, 2017 and 2016. The key unobservable inputs in the valuation model include timing of milestones, probability of achievement of development and commercial milestones, and a discount factor.

The following table presents quantitative information about the inputs and valuation methodologies used for the fair value measurements classified in Level 3 of the fair value hierarchy:

					Weighted-Average (range - if applicable)
	Fair Value at December 31,		Valuation	Significant Unobservable	as of December 31,
	2017	2016	Methodology	Input	2017	2016
	(In thousands)
TAP financing	$157	$74	Expected value approach	Milestone dates:	2018 - 2023	2017 - 2023
				Discount rate:	5.8%	5.5%
				Percent probability of milestone achievements:	18.2% to 65.0%	18.2% to 80.0%

Non-financial assets such as intangible assets, property, plant, and equipment are evaluated for impairment and adjusted to their fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations, including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using the Company’s market capitalization.

7. Significant Agreements

University of California Agreement

In May 2010, the Company entered into a license agreement with the Regents of University of California (the “Regents”), as amended in September 2013. Under the license agreement, the Regents granted to the Company an exclusive (even as to the Regents) license, with the right to grant sublicenses, under the Regents’ undivided interest in patent rights covering a method of using recombinant gene delivery vectors, including AAV7m8 in the Company’s wet AMD product candidate ADVM-022, for treating or preventing diseases of the eye, to develop, make, have made, use offer for sale, import, export and sell products covered by such patent rights in all fields of use in the U.S. The licensed patent rights are jointly owned by the Regents and Chiron Corporation, which was acquired by Novartis AG, but the Company’s license extends only to the Regents’ interest in such patent rights.

The Company is obligated to make milestone payments totaling up to $0.9 million upon reaching certain stages of development of the licensed products for one indication, and totaling up to $0.5 million for each subsequent indication for which licensed products are developed, for up to a maximum of two additional indications. Through December 31, 2017, none of these goals had been achieved, and no milestones were payable.

The Company’s license agreement with the Regents continues in effect for the life of the last-to-expire patent. The Company expects the agreement to terminate prior to any commercialization of any product candidates to which they apply. The Company may terminate this agreement without cause at any time upon 30 days’ prior written notice to the Regents. The Regents may terminate this agreement for a breach by the Company that remains uncured for 60 days, if the Company becomes insolvent, if the Company directly or through a third party files a claim that a licensed patent right is invalid or unenforceable, or if the Company fails to meet or extend the date for meeting certain diligence milestones.

Regeneron Agreement

In May 2014, the Company entered into a research collaboration and license agreement with Regeneron to discover, develop and commercialize novel gene therapy products for the treatment of ophthalmologic diseases. The collaboration covers up to eight distinct therapeutic targets (“collaboration targets”). The Company and Regeneron collaborated during the initial research period of three years. In February 2017, Regeneron exercised its option to extend the research collaboration and license agreement for an additional three years, through May 1, 2020. During the research period, Regeneron has the option to obtain an exclusive worldwide license for a collaboration target’s further development by giving written notice to the Company and paying $2.0 million per target. If Regeneron exercises its option, it will be responsible for all further development and commercialization of the target. The Company is then eligible to receive contingent payments of up to $80.0 million upon achievement of certain development and regulatory milestones for product candidates directed toward each collaboration target, for a combined total of up to $640.0 million in potential milestone payments for product candidates directed toward all eight collaboration targets, plus a royalty in the low- to mid-single-digits on worldwide net sales of collaboration products.

For any two collaboration targets, the Company has an option to share up to 35% of the worldwide product candidate development costs and profits. If the Company exercises this option, the Company will not be eligible for milestone and royalty payments as discussed above but rather the Company will share development costs and profits with Regeneron.

The agreement will expire with respect to each collaboration target upon expiration of all payment obligations by Regeneron. In addition, the agreement, or Regeneron’s rights to any target development under the agreement, may terminate early under the following situations:

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

Under the Company’s research, collaboration and license agreement with Regeneron, the Company is required to have a mutually agreed-on research plan with Regeneron in order to invoice Regeneron for services performed. The Company does not currently have a research plan in place, and, consequently, it does not currently receive any reimbursements from Regeneron.

Editas Agreement

In August 2016, the Company entered into a collaboration, option and license agreement with Editas pursuant to which the Company and Editas collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology and the Company grants to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications. The Company received a $1.0 million non-refundable upfront payment during the year ended December 31, 2016, with $0.5 million of such payment to be credited against Editas’ obligation to fund research and development costs. Under the terms of the agreement, both the Company and Editas are subject to exclusivity obligations. In January 2018, the Company and Editas extended the research collaboration, option and license agreement. In consideration for extending the agreement, Editas made a one-time, non-refundable cash payment of $0.5 million to the Company in February 2018 (see Note 17).

Under the terms of the agreement, as amended, Editas may exercise the option with respect to a designated initial indication until September 30, 2018. With respect to the four other indications, Editas may exercise the option until the fourth anniversary of the effective date, provided that the option will expire on the third anniversary of the effective date if Editas has not exercised the option with respect to the initial indication or any other indication by such date. Upon Editas’ timely exercise of the option with respect to the designated initial indication, Editas will pay the Company a $1.3 million fee. For the first additional indication for which Editas timely exercises its option, Editas will pay the Company a $1.5 million fee. Upon each subsequent exercise of the option, Editas will pay the Company a $1.0 million fee per Indication. If Editas elects to develop a product using certain of the Company’s proprietary vectors, the Company will be eligible to receive up to $15.5 million in development and commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

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

Cornell University Agreement

The Company had been a party to a master service agreement (the “MSA”) with Cornell University (“Cornell”) originally established in August 2014 and amended in December 2015. Under the MSA, Cornell provided assistance in regulatory affairs, overall project management, and parameter development. Subsequent to the Annapurna acquisition, the Company recorded a total research and development expenses of $1.8 million related to Cornell agreements for the year ended December 31, 2016.

In December 2016, the Company informed Cornell that the Company decided to terminate the MSA for material breach, effective January 6, 2017. Subsequently, Cornell informed the Company that it disputes the validity of the Company’s termination of the MSA. Although the Company intends to defend the validity of its termination of the MSA, the Company recorded $2.0 million of estimated costs associated with the termination of the MSA as of December 31, 2017. The MSA included services relating to the Company’s gene therapy programs ADVM-043, ADVM-053 and severe allergy. The Company’s three licensing agreements with Cornell for these programs remain unchanged.

The decision to terminate the MSA was due to Cornell’s failure to deliver therapeutic material of ADVM-043 suitable for use in human patients. As a result of this decision, the Company contracted with large-scale contract manufacturing organizations that comply with current good manufacturing practice industry standards and can produce product quantities for both the Company’s planned clinical trials and potential commercial supply. This is part of the Company’s upgrade of the manufacturing process for ADVM-043.

In December 2015, the Company entered into three licensing agreements with Cornell, pursuant to which the Company will advance its gene therapy programs ADVM-043, ADVM-053, and severe allergy, which originally were initiated at the Department of Genetic Medicine at Weill Cornell.

A1AT Deficiency License Agreement—Under this agreement, the Company holds an exclusive license to certain know-how related to A1AT deficiency and rights to an Investigational New Drug (IND) application to initiate clinical studies of gene therapy for A1AT.

HAE License Agreement—Under this agreement, the Company holds an exclusive license to certain technology related to hereditary angioedema (HAE) and a non-exclusive license to certain other intellectual property related to the HAE program.

Allergy License Agreement—Under this agreement, the Company holds an exclusive license to certain patents related to allergens and a non-exclusive license to certain other technology related to allergens.

Across these three license agreements, Cornell is entitled to receive aggregate annual maintenance fees ranging from $30,000 to $0.3 million per year, up to $16.0 million in aggregate milestone payments and royalties on sales in the low single-digits, subject to adjustments and minimum thresholds. For the year ended December 31, 2017 and 2016, annual maintenance fees were immaterial. No milestone payments were probable to achieve and none were recorded as of December 31, 2017 and 2016.

Dr. Crystal, Chairman of Genetic Medicine, the Bruce Webster Professor of Internal Medicine and a Professor of Genetic Medicine and of Medicine at Weill Cornell, served as a consultant to the Company since the inception of Annapurna and continues to provide services for annual base compensation of $0.2 million.

REGENXBIO Agreement

A1AT Deficiency/Allergy License Agreement—In October 2015, the Company entered into an exclusive worldwide license to certain intellectual property in order to make, have made, use, import, sell and offer for sale certain licensed products for the treatment of A1AT deficiency. Under this agreement, the Company has an option to be granted an exclusive worldwide license to certain intellectual property related to the treatment of severe allergies, which option expired in October 2016. Also, under this license agreement, REGENXBIO, Inc. (“REGENXBIO”) is eligible to receive annual maintenance fees, up to approximately $20.0 million in combined milestone payments and royalties in the mid-to-high single digits.

In April 2017, the Company exercised its right to terminate the license agreement for any reason upon six months’ prior written notice. The termination was effective in October 2017.

FA License Agreement—In April 2014, the Company entered into an exclusive worldwide license to certain intellectual property related to the FA program to make, have made, use, import, sell and offer for sale licensed products using AAVrh10 for FA where the vector is administered by any route except directly to the central nervous system (“FA Systemic”). Under the terms of this license agreement, the Company also had an option to obtain a non-exclusive worldwide license to make, have made, use, import, sell and offer for sale licensed products using a single vector for each of FA where the vector is administered directly to the central nervous system (“FA CNS”) and FA Systemic. Under this license agreement, REGENXBIO is eligible to receive annual maintenance fees, up to $13.9 million in combined milestone fees and royalties in the mid-to-high single digits. The option to obtain a non-exclusive license to FA Systemic expired in April 2015 and the option to obtain a non-exclusive license for FA CNS expired in April 2016. The Company is obligated to achieve certain development milestones with respect to each licensed disease indication, including the filing of an IND application for each licensed disease indication within a specified time period, which it may extend for additional time for a specified number of extensions upon the payment of a fee. In October 2017, the Company notified REGENXBIO that the Company exercised its right to terminate this license agreement for any reason upon six months’ written notice.  The termination will be effective in April 2018.

Inserm Transfert

In July 2014, the Company entered into an agreement with Inserm Transfert (“Inserm”) whereby it holds an exclusive license to certain patents to develop, make, have made, use, import, offer for sale and sell or otherwise distribute products for the treatment of FA and a non-exclusive license to certain other intellectual property related to the FA program. The agreement was amended in October 2015 to increase the scope of the intellectual property under the licenses. Under this agreement, Inserm is entitled to receive certain de minimis license payments, certain development milestone payments of up to approximately €2.0 million in the aggregate and royalties on sales in the low single-digits, subject to adjustments. No milestone payments were probable to achieve and none were recorded as of December 31, 2017.

Unless earlier terminated, this agreement will be in effect on a country-by-country, licensed product-by-licensed product basis until the later of the expiration of the last claim of the licensed intellectual property which cover the manufacture, use or sale of such product in such country or 10 years after the first commercial sale of such product in such country in which such product is sold. Upon a country-by-country and product-by-product basis, the Company will have a fully paid up, perpetual, irrevocable license with respect to such product in such country under the licensed intellectual property following expiration of this agreement with respect to such product in the applicable country. The Company may terminate this agreement upon 60 days’ prior written notice. Inserm may terminate this license agreement if the Company becomes the subject of a voluntary or involuntary petition in bankruptcy or fails to meet development milestones and such failure is not cured within a specified number of days. Inserm may also terminate the license granted to the Company in a given country if the Company (i) before regulatory approval of a product in any country, has ceased conducting any development of products in all countries for 12 consecutive months or (ii) after regulatory approval of a product in a given country, has ceased marketing such product in such country for 12 consecutive months.

Pursuant to the terms of the agreement with Inserm, due to the acquisition of Annapurna, the Company made a one-time payment of €0.3 million to Inserm during the year ended December 31, 2017.

8. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2017	2016
	(In thousands)
Computer equipment and software	$535	$300
Laboratory equipment	4,956	4,285
Furniture and fixtures	552	552
Leasehold improvements	1,549	1,522
Construction in progress	105	104
Total property and equipment	7,697	6,763
Less accumulated depreciation and amortization	(4,673)	(2,594)
Property and equipment, net	$3,024	$4,169

Depreciation and amortization expense related to property and equipment was $2.1 million, $1.6 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2017	2016
	(In thousands)
Employees' compensation	$2,259	$2,570
Accrued preclinical costs	1,255	1,683
Accrued professional fees	2,295	894
Accrued clinical and process development costs	910	1,142
Other	245	187
Total accrued expenses and other current liabilities	$6,964	$6,476

10. Financing Arrangements

Banque Publique d’Investissement (“BPI France”) Agreement

In August 2015, BPI France granted Annapurna a €0.8 million interest-free conditional advance, of which €0.5 million was outstanding as of December 31, 2016. Payments are scheduled in equal quarterly amounts of €25,000 from September 30, 2017 to June 30, 2022. This payment schedule will be modified if the Company will receive revenue from license or product sales before advances are paid in full. The Company calculated 7% imputed interest expense on these advances that was recorded as a discount at the issuance date. The discount is amortized as an interest expense over the life of the advances. As of December 31, 2017 and 2016, the total carrying value, which approximates the fair value, of the conditional advance was $0.4 million, of which $0.3 million was recorded within other non-current liabilities and $0.1 million within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

The TAP Agreement

In July 2016, the Company entered into a sponsored research agreement with The TAP in which the TAP will fund the Company’s A1AT research activities of up to $0.3 million in cash in three different tranches. The Company may repay up to 4.5 times the received amount if and when certain product approval and sales milestones are achieved. In September 2016, the Company received $0.1 million and issued warrant to purchase 10,000 shares of its common stock exercisable anytime during five years from the issuance date at an exercise price of $4.33 per share (the “TAP warrant). In December 2017, the Company achieved a milestone which entitled the Company to receive $0.1 million. For the valuation details of the TAP financing, refer to Note 6.

The following table presents the TAP financing activity:

	Years ended December 31,
	2017	2016
	(In thousands)
Balance of TAP financing liability as of the beginning of the year (1)	$74	$—
Funding (2)	100	100
Fair value of common stock warrant issued (see Note 12) (3)	—	(26)
Gain on fair value of TAP financing liability (4)	(17)	—
Balance of TAP financing liability as of the end of the year	$157	$74

___________

(1)	Recorded within other non-current liabilities in the Company’s consolidated balance sheets.
(2)	Recorded as a receivable as of December 31, 2017. Payment was received in January 2018.
(3)	Recorded within other non-current liabilities and additional paid-in capital in the Company’s consolidated balance sheets.
(4)	Recorded within other non-current liabilities in the Company’s consolidated balance sheet and other income, net in the Company consolidated statement of operations and comprehensive loss.

11. Commitments and Contingencies

Facility Lease Agreement

The Company leases its’ office building under a non-cancelable lease agreement, which expires on May 8, 2020. The Company may extend this lease for up to four years. The lease agreement provides for an escalation of rent payments each year. The Company records rent expense on a straight-line basis over the term of the lease.

As of December 31, 2017, future minimum commitments under the Company’s facility operating lease were as follows:

Years ended December 31,	Future Commitments
(In thousands)
2018	$1,162
2019	1,197
2020	403
Total minimum lease payments	$2,762

Rent expense recognized under the operating lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes was $1.8 million, $1.7 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contractual Obligations

As of December 31, 2017, the Company had a contractual obligation of approximately $4.2 million for a contract manufacturing with a vendor for materials production related to our three programs, ADVM-022, ADVM-043 and ADVM-053.

Collaborations and License Agreements

The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through December 31, 2017, none of the goals had been achieved under the license agreements and no milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included on the Company’s consolidated balance sheets. Aggregate annual maintenance fee’s payments were approximately $0.5 and $0.6 million for each of the years ended December 31, 2017 and 2016.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2017 and 2016.

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

In July 2015, three securities class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Northern District of California (“U.S. District Court”), each on behalf of a purported class of persons and entities who purchased or otherwise acquired the Company’s publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits assert claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Securities Act of 1933, as amended (the “Securities Act”) and allege that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101, a product candidate which is no longer being developed, and the prospects of AVA-101. The complaints seek unspecified damages, attorneys’ fees and other costs.

In December 2015, a putative securities class action lawsuit was filed against the Company, the Company’s board of directors, underwriters of the Company’s January 13, 2015, follow-on public stock offering, and two of the Company’s institutional stockholders, in the Superior Court of the State of California for the County of San Mateo (“San Mateo Superior Court”). The complaint alleges that, in connection with the Company’s follow-on stock offering, the defendants violated the Securities Act by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA- 101 and the prospects of AVA-101. The complaint seeks unspecified compensatory and rescissory damages, attorneys’ fees and other costs. The plaintiff has dismissed the two institutional stockholder defendants.

On March 16, 2017, the Company reached an agreement to settle the asserted actions. The proposed aggregate amount of the settlement is $13.0 million, of which $1.0 million would be contributed by the Company to cover its indemnification obligations to the underwriters, and the remainder would be contributed by the Company’s insurers. The Company and the defendants have denied and continue to deny each and all of the claims alleged in the actions, and the settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. Notice of the settlement was provided to shareholders in the fall of 2017, and no shareholder objected to the settlement. On January, 19, 2018, the San Mateo Superior Court entered a judgment and order finally approving the settlement. And on February 5, 2018, the U.S. District Court entered an order dismissing the consolidated federal action with prejudice. If the settlement does not become effective and litigation resumes, following an appeal or otherwise, adverse outcomes in the actions could result in substantial damages. The Company recorded $1.0 million as general and administrative expense during the three months ended March 31, 2017, when the amount and time of settlement became estimable and probable.

12. Stockholders’ Equity

Common Stock and Preferred Stock

The Company’s authorized share capital is 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2017 and 2016, the Company had no preferred stock issued and outstanding.

Common Stock Warrants

The Lions Eye Institute (“LEI”) Warrants. In connection with the Company’s research and collaboration agreement, as amended, with LEI (the “LEI Agreement”), the Company agreed to issue a warrant to purchase a certain number of the Company’s common stock upon the achievement of each milestones as set forth in the LEI Agreement.

During the year ended December 31, 2015, the Company issued a warrant to purchase 40,000 shares of its common stock with an exercise price of $10.51 per share to LEI. This common stock warrant is exercisable immediately, and expires on October 15, 2020. The estimated the fair value of this warrant was approximately $0.2 million and was recorded within research and development expenses in the Company’s consolidated statement of operations and comprehensive loss and additional paid-in capital in the Company’s consolidated balance sheet for the year ended December 31, 2015. The fair value of the warrant was calculated using the Black-Scholes valuation model, and was based on the closing price of common stock on the issuance date of $8.35 per share, contractual term of the warrant of 5 years, a risk-free interest rate of 1.34%, an expected volatility of 75% and a 0% expected dividend yield.

Additionally, in September 2017, the Company issued a warrant to purchase 40,000 shares of its common stock with an exercise price of $3.65 per share to LEI. This common stock warrant is exercisable immediately, and expires on September 29, 2022. The estimated the fair value of this warrant was approximately $0.1 million and the fair value of this warrant was recorded as research and development expenses in the Company’s consolidated statement of operations and comprehensive loss and additional paid-in capital in the Company’s consolidated balance sheet for the year ended December 31, 2017. The fair value of the warrant was calculated using the Black-Scholes valuation model, and was based on the closing price of common stock on the issuance date of $3.65 per share, contractual term of the warrant of 5 years, a risk-free interest rate of 1.89%, an expected volatility of 91% and a 0% expected dividend yield.

TAP Warrant. In July 2016, in connection with the TAP financing agreement (see Note 10), the Company issued a warrant to purchase 10,000 shares of its common stock exercisable anytime during five years from the issuance date at an exercise price of $4.33 per share. The estimated fair value of this warrant was $26,000 at the issuance date using the Black-Scholes valuation model with the following assumptions:  exercise price of $4.33 per share, expected term of the warrant of 5 years, a risk-free interest rate of 1.07%, an expected volatility of 72% and a 0% expected dividend. The fair value of TAP warrant was recorded to non-current liabilities and additional paid-in-capital in the Company’s consolidated balance sheet for the year ended December 31, 2016.

13. Stock Plans

On December 26, 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by the board of directors on November 15, 2012 (the “2006 Plan”). The 2006 Plan allowed for the granting of incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to the employees, members of the board of directors and consultants of the Company. ISOs were granted only to the Company’s employees, including officers and directors who are also employees. NSOs were granted to the employees and consultants. In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Equity Incentive Award Plan (the “2014 Plan”). Options may no longer be issued under the 2006 Plan after July 30, 2014. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with the year ended December 31, 2015, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors.

In October 2017, the Company adopted the 2017 Inducement Plan (the “Inducement Plan”). The Company reserved 600,000 shares for issuance pursuant to stock options and RSUs under the Inducement Plan. The only persons eligible to receive grants of stock options and RSUs under Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance that is, generally, a person not previously an employee or director of Adverum, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with Adverum.

The 2006 Plan, 2014 Plan and Inducement Plan are referred to collectively as the Plans. As of December 31, 2017, a total of 17,167,856 shares of common stock were reserved for issuance and 2,830,010 shares were available for future grants under the Plans.

Stock Options

Stock options under the 2014 Plan and the Inducement Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Stock options granted to employees and non-employees generally vest ratably over four years.

The following table summarizes stock option activity under the Company’s stock plans and related information:

(In thousands, except exercise prices and years)	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2016	7,449	$4.46	8.4	$11,837
Granted	1,989	2.85
Exercised	(1,808)	0.20
Cancelled/forfeited	(935)	8.87
Balance at December 31, 2017	6,695	$4.51	7.4	$9,539
Vested and expected to vest as of December 31, 2017	6,695	$4.51	7.4	$9,539
Exercisable at December 31, 2017	3,202	$4.96	6.1	$6,207

(a)	The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the closing price of the Company’s common stock of $3.5 per share as of December 31, 2017.

In June 2017 and 2016, the Company granted 150,000 stock options and 518,000 stock options, respectively, outside the Plans to its certain executive officers. In December 2015, the Company granted 910,000 stock options outside of the Plans to its new Principal Executive Officer.

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 were $4.8 million, $7.1 million and $11.2 million, respectively.

Stock Options Granted to Employees. The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options			Employee Stock Purchase Plan
	Years ended December 31,			Years ended December 31,
	2017	2016	2015	2017	2016	2015
Expected volatility	82%	81%	79%	52%	70%	74%
Expected term (in years)	6.0	6.1	6.1	0.5	0.5	0.5
Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate	1.9%	1.8%	1.7%	1.3%	0.6%	0.1%

The weighted-average fair values of options granted during the years ended December 31, 2017, 2016 and 2015 were $1.99, $3.35 and $15.91, respectively.

As of December 31, 2017, there was $8.9 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options Granted to Non-Employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The following table presents the weighted-average assumptions used in the Black-Scholes valuation model to estimate the fair value of non-employee stock options:

	Years ended December 31,
	2017	2016	2015
Expected volatility	84%	82%	81%
Expected term (in years)	8.8	9.1	3.3
Expected dividend yield	—	—	—
Risk-free interest rate	2.3%	2.1%	1.0%

As of December 31, 2017, unrecognized stock-based compensation expense related to unvested non-employees stock options was approximately $0.4 million, which is expected to be recognized over a weighted-average period of 1.5 years, based on the estimated fair value at December 31, 2017.

RSUs

RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a two to four-year period.

The following table summarizes the RSU activity under the Company’s stock plans and related information:

(In thousands, except grant date fair value and years)	Number of Units (in thousands)	Weighted- Average Grant Date Fair Value (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Balance at December 31, 2016	1,049	$5.47	1.7
Granted	2,543	2.81
Vested and released	(307)	6.43
Forfeited	(770)	3.58
Balance at December 31, 2017	2,515	$3.24	1.6

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2017, 2016 and 2015 were $2.81, $4.40 and $13.85, respectively. During the years ended December 31, 2017, 2016 and 2015, total fair value of RSUs vested was $2.0 million, $1.7 million and $1.4 million, respectively. The number of RSUs vested includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of December 31, 2017, there was $6.4 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.9 years.

ESPP

In July 2014, the Company approved the establishment of the 2014 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 208,833 shares of its common stock for issuance and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. During the years ended December 31, 2017, 74,642 shares were issued under the ESPP. As of December 31, 2017, a total of 962,095 shares of common stock were available for future issuance under the ESPP. As of December 31, 2017, unrecognized compensation cost related to the ESPP was immaterial.

Stock-Based Compensation Recognized in the Consolidated Statement of Operations and Comprehensive Loss

The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Research and development	$5,253	$6,616	$4,009
General and administrative	3,470	4,800	6,447
Restructuring charges	—	—	1,049
Total share-based compensation expense	$8,723	$11,416	$11,505

During the year ended December 31, 2016, stock-based compensation expense included one-time charges of $1.5 million, which was recorded in general and administrative expense, and $1.4 million, which was recorded in research and development expense, related to stock award modifications in connection with the separation agreements for four of Company’s executive officers.

During the year ended December 31, 2015, the Company recorded a one-time stock-based compensation expense of $2.4 million related to the cancellation of unvested stock options in connection with the separation agreement for one of the Company’s executive officers.

14. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The amount of contributions that the Company made to the 401(k) Plan during the year ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.3 million and $0.1 million, respectively

15. Income Taxes

The Company recorded $0.8 million income tax benefit related to the change in the deferred tax liabilities balance due to intangible assets impairment recognized in the fourth quarter of 2016 and no income tax benefit or expense were recorded for the years ending December 31, 2017 and 2015.

The following table presents domestic and foreign components of loss before provision for income taxes:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
U.S.	$(36,923)	$(96,498)	$(47,235)
Foreign	(19,224)	(18,024)	(218)
Loss before income taxes	$(56,147)	$(114,522)	$(47,453)

A reconciliation of income tax expense computed at the statutory federal income tax rate of 34% to income taxes as reflected in the financial statements is as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Federal income tax expense at statutory rate	$(19,090)	$(38,938)	$(16,134)
Non-deductible foreign research expenses	19	21	45
Stock-based compensation	(76)	1,356	1,418
Non-deductible expenses	61	985	295
Goodwill impairment	—	16,834	—
Research and development tax credits	(507)	(326)	(910)
Change in valuation allowance	7,935	16,062	15,277
Foreign rate differential	1,495	3,231	9
Rate change	10,163	—	—
Total tax benefit	$—	$(775)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets:

	As of December 31,
	2017	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,142	$15,785	$19,889
Accruals, reserve and other	2,586	3,071	2,681
Stock-based compensation	3,623	3,848	4,328
Tax credit carryforwards	1,774	574	1,945
Property and equipment	274	54	—
Intangibles	64	68	45
Total deferred tax assets before valuation allowance	35,463	23,400	28,888
Valuation allowance	(35,463)	(23,400)	(28,839)
Total deferred tax assets	—	—	49
Deferred tax liabilities:
Property and equipment	—	—	(49)
IPR&D	(1,250)	(1,250)	—
Total deferred tax liabilities	$(1,250)	$—	$(49)
Net deferred tax assets	$—	$—	$—

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”), which significantly reforms the Internal Revenue Code of 1986, as amended. The Act contains broad and complex changes to corporate taxation, including in part reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings.

As of December 31, 2017, the Company was able to determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate. The Company did not recognize any provisional tax expense due to its significant operating losses. The effect on the Company’s deferred tax balance due to the change of net tax rate was $10.2 million and was fully offset by its valuation allowance, therefore, there was no net effect to the Company’s effective tax rate for the year ended December 31, 2017.

The one-time transition tax is based on the Company’s post-1986 foreign earnings and profits which the Company had previously excluded from U.S. income taxes due to its position that it would permanently reinvest its future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets. Since the Company’s foreign operations incurred aggregated losses, the Company did not record provisional amount for its one-time transition tax liability for its foreign subsidiaries due to overall cumulative foreign losses.

Additionally, the SEC staff has issued SAB 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Act including the application of new executive compensation limitation provisions under Internal Revenue Section 162(m) in accordance with SAB 118, the Company determined that the adjustment to its deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2017, 2016 and 2015. The valuation allowance increased approximately $12.0 million during the years ended December 31, 2017 and decreased approximately $5.3 million during the year ended December 31, 2016.

As of December 31, 2017, the Company had U.S. federal net operating losses (“NOLs”) carryforwards of approximately $53.2 million to offset future federal income. NOLs expire at various years beginning with 2036. As of December 31, 2017, the Company also had U.S. state NOL carryforwards of approximately $37.8 million to offset future state income. U.S. State NOLs expire at various years beginning with 2036. At December 31, 2017, the Company also had approximately $44.1 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

As of December 31, 2017, the Company had federal research and development tax credit carryforwards of approximately $0.8 million available to reduce future tax liabilities which expire at various years beginning with 2036. As of December 31, 2017, the Company had state credit carryforwards of approximately $1.0 million available to reduce future tax liabilities which do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), the Company’s ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company experiences an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. The Company believes that it has experienced ownership changes under Section 382, which will result in limitations in the Company’s ability to utilize net operating losses and credits. As a result, the amount of the NOLs and research and credit carryforwards presented in the Company’s consolidated financial statements are limited and will expire unutilized, and the Company removed a significant amount of NOLs and credits from its deferred taxes.

The Company files income tax returns in the U.S., and state and foreign jurisdictions. The federal, state and foreign income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2012 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company has total unrecognized tax benefits as of December 31, 2017, 2016 and 2015 of approximately $2.7 million, $2.1 million and $1.6 million, respectively. No amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. A reconciliation of the unrecognized tax benefits is as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Unrecognized tax benefits as of the beginning of the year	$2,157	$1,568	$471
Increase (decrease) related to prior year tax provisions	—	—	172
Increase related to current year tax provisions	588	589	925
Unrecognized tax benefits as of the end of the year	$2,745	$2,157	$1,568

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. There are no ongoing examinations by taxing authorities at this time.

16. Net Loss per Share

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2017	2016	2015
	(In thousands)
Stock options	6,695	7,449	5,494
Restricted stock units	2,515	1,049	632
ESPP	71	47	42
Warrants to purchase common stock	90	50	40
	9,371	8,595	6,208

17. Subsequent Events

Editas Agreement

On January 25, 2018, the Company and Editas extended the research collaboration, option and license agreement. In consideration for extending the agreement, Editas made a one-time payment, non-refundable cash payment of $0.5 million to the Company in February 2018.

Under the terms of the agreement, as amended, Editas may exercise the option with respect to a designated initial indication until September 30, 2018. With respect to the four other indications, Editas may exercise the option until the fourth anniversary of the effective date, provided that the option will expire on the third anniversary of the effective date if Editas has not exercised the option with respect to the initial indication or any other indication by such date. Upon Editas’ timely exercise of the option with respect to the designated initial indication, Editas will pay the Company a $1.3 million fee. For the first additional indication for which Editas timely exercises its option, Editas will pay the Company a $1.5 million fee. Upon each subsequent exercise of the option, Editas will pay the Company a $1.0 million fee per indication.

Follow-on Offerings of Common Stock

In January 2018, the Company issued and sold a total of 1,419,893 shares of its common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of approximately $5.7 million, net of issuance costs.

In February 2018, the Company completed an underwritten public offering for the sale of 10,222,235 shares of its common stock and raised total net proceeds of approximately $64.3 million, after discounts and other issuance costs.

18. Selected Quarterly Financial Information (Unaudited)

The Company’s quarterly consolidated results of operations are shown below:

Quarterly Results of Operations	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share amounts)
Revenue	$462	$463	$463	$461
Total operating expenses (1)	(17,050)	(12,556)	(15,034)	(16,056)
Net loss	(16,099)	(11,430)	(13,829)	(14,789)
Basic and diluted net loss per share	(0.38)	(0.27)	(0.32)	(0.32)

Quarterly Results of Operations	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share amounts)
Revenue	$265	$307	$395	$488
Total operating expenses (2)(3)(4)	(15,773)	(62,189)	(14,902)	(23,875)
Net loss	(15,392)	(61,660)	(14,301)	(22,394)
Basic and diluted net loss per share	(0.57)	(1.76)	(0.35)	(0.54)

(1)

During the year ended December 31, 2017, the Company recorded a total of $2.0 million of estimated costs associated with the termination of MSA with Cornell University (see Note 7). During the three months ended March 31, 2017, the Company recorded a total of $2.3 million of these estimated costs, which was subsequently adjusted by $0.3 million during the three months ended June 30, 2017.

(2)

During the year ended December 31, 2016, the Company performed a two-step goodwill impairment analysis and recorded $49.1 million and $0.4 million of goodwill impairment charge, respectively, during the three months ended June and September, 2016.

(3)

During the three months ended December 31, 2016, the Company performed its annual assessment of its intangible assets, ADVM-043 and ADVM-053, and recorded a total of $11.2 million of impairment charge related to its intangible assets.

(4)

During the three months ended March 31, 2016, two officers of the company resigned and the Company recorded $2.2 million of one-time stock-based compensation charge related to the accelerated vesting of their stock-based awards.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017. The results of management's assessment were reviewed with the Audit Committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Principal Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Non-Employee Director Compensation,” and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Proxy Statement under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The financial statements schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown in the consolidated financial statements or related notes.

(b) The following exhibits are included herein or incorporated by reference:

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	File Number	Form	Date	EXHIBIT Number	PROVIDED Herewith

2.1	Acquisition Agreement, dated as of January 29, 2016, by and among Avalanche Biotechnologies, Inc., Annapurna Therapeutics SAS, the Contributors identified therein, and Shareholder Representative Services LLC as the Contributors’ Representative.	001-36579	8-K	February 1, 2016	2.1

2.2	Amendment No. 1 to the Acquisition Agreement, dated as of April 6, 2016.	001-36579	8-K	April 7, 2016	2.1

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

4.3	Amended and Restated Investor Rights Agreement, dated as of May 11, 2016, by and between Avalanche Biotechnologies, Inc. and certain of its stockholders.	001-36579	8-K	May 12, 2016	4.1

10.1†	Exclusive License for Use of Recombinant Gene Delivery Vectors for Treating or Preventing Diseases of the Eye, dated as of May 27, 2010, by and between Avalanche Biotechnologies, Inc. and The Regents of the University of California.	333-197133	S-1/A	July 29, 2014	10.1

10.2†	Research Collaboration and License Agreement, dated as of May 1, 2014, by and between Avalanche Biotechnologies, Inc. and Regeneron Pharmaceuticals, Inc.	333-197133	S-1/A	July 29, 2014	10.3

10.3†	Amended and Restated Master Service Agreement by and between Annapurna Therapeutics SAS and Cornell University, effective July 15, 2014.	001-36579	10-Q	August 9, 2016	10.3

10.4†	A1AT Deficiency License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.	001-36579	10-Q	August 9, 2016	10.4

10.5†	HAE License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.	001-36579	10-Q	August 9, 2016	10.5

10.6†	Allergy License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.	001-36579	10-Q	August 9, 2016	10.6

10.7†	License Agreement between AAVLife and Inserm Transfert, dated July 4, 2014.	001-36579	10-Q	August 9, 2016	10.9

10.8†	Amendment No. 1 to License Agreement between AAVLife and Inserm Transfert, dated October 5, 2015.	001-36579	10-Q	August 9, 2016	10.10

10.9†	Collaboration, Option and License Agreement with Editas Medicine, Inc., dated August 8, 2016.	001-36579	10-Q	November 8, 2016	10.1

10.10†	Amendment to Collaboration, Option and License Agreement with Editas Medicine, Inc., dated January 25, 2018.					X

10.11(#)	Avalanche Biotechnologies, Inc. Amended and Restated 2006 Equity Incentive Plan.	333-197133	S-1	June 30, 2014	10.4

		Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	File Number	Form	Date	EXHIBIT Number	PROVIDED Herewith

10.12(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan.	333-197133	S-1/A	July 25, 2014	10.16

10.13(#)	Adverum Biotechnologies, Inc. 2014 Equity Incentive Award Plan.					X

10.14(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.					X

10.15(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	333-197133	S-1/A	July 25, 2014	10.18

10.16(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.					X

10.17(#)	Adverum Biotechnologies, Inc. 2014 Employee Stock Purchase Plan.					X

10.18(#)	Letter Agreement, dated as of June 3, 2013, by and between Avalanche Biotechnologies, Inc. and Mehdi Gasmi.	333-197133	S-1	June 30, 2014	10.10

10.19(#)	Letter Agreement, dated as of June 13, 2014, by and between Avalanche Biotechnologies, Inc. and Samuel Barone.	333-197133	S-1	December 18, 2014	10.15

10.20(#)	Separation Agreement, dated September 1, 2017, between Samuel B. Barone, M.D. and Adverum Biotechnologies, Inc.	001-36579	8-K	September 1, 2017	10.1

10.21(#)	Special Bonus Letter, dated July 23, 2015, for Mehdi Gasmi, Ph.D.	001-36579	8-K	July 23, 2015	10.3

10.22(#)	Letter Agreement, dated as of August 11, 2015, by and between Avalanche Biotechnologies, Inc. and Mehdi Gasmi, Ph.D.	001-36579	10-Q	August 13, 2015	10.5

10.23(#)	Offer Letter, dated November 19, 2015, by and between Avalanche Biotechnologies, Inc. and Paul Cleveland.	001-36579	8-K	November 20, 2015	10.1

10.24(#)	Offer Letter, dated January 29, 2016, by and between Avalanche Biotechnologies, Inc. and Amber Salzman.	001-36579	8-K	February 1, 2016	10.2

10.25(#)	Change in Control and Severance Agreement, dated January 29, 2016, by and between Amber Salzman and Avalanche Biotechnologies, Inc.	001-36579	8-K	February 1, 2016	10.3

10.26(#)	Offer Letter, dated June 10, 2016, by and between Adverum Biotechnologies, Inc. and Leone Patterson	001-36579	8-K	June 13, 2016	10.1

10.27(#)	Amendment to Offer Letter, dated November 2, 2016, by and between Adverum Biotechnologies, Inc. and Amber Salzman.	001-36579	10-K	March 9, 2017	10.39

10.28(#)	Amendment to Offer Letter, dated November 2, 2016, by and between Adverum Biotechnologies, Inc. and Paul Cleveland.	001-36579	10-K	March 9, 2017	10.40

10.29(#)	Offer Letter, dated June 15, 2017, by and between Adverum Biotechnologies, Inc. and Athena Countouriotis, M.D.	001-36579	8-K	June 20, 2017	10.1

		Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	File Number	Form	Date	EXHIBIT Number	PROVIDED Herewith

10.30(#)	Offer Letter, dated May 4, 2015, by and between Avalanche Biotechnologies, Inc. and Jennifer Cheng, Ph.D.					X

10.31	Lease Agreement, dated as of December 20, 2013, by and between Avalanche Biotechnologies, Inc. and O’Brien Drive Portfolio, LLC.		S-1	June 30, 2014	10.11

10.32	First Amendment to Lease, dated August 1, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	001-36579	8-K	September 12, 2014	10.1

10.33	Second Amendment to Lease, dated October 30, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	001-36579	8-K	November 4, 2014	10.1

10.34(#)	Form of Indemnification Agreement for directors and executive officers.	333-197133	S-1/A	July 18, 2014	10.12
10.35(#)	2012 Change in Control Benefit Plan.	333-197133	S-1/A	July 18, 2014	10.13

10.36(#)	Form of Change in Control Severance Agreement for executive officers other than the chief executive officer.					X

10.37(#)	Form of Amendment to the Change in Control and Severance Agreement for Mehdi Gasmi.	001-36579	10-Q	August 13, 2015	10.1

10.38(#)	Form of Inducement Stock Option Agreement.	001-36579	8-K	November 20, 2015	10.3

10.39(#)	2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.1

10.40(#)	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.2

10.41(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.3

10.42	Sales Agreement, dated as of August 10, 2017, by and between the Adverum Biotechnologies, Inc. and Cowen and Company, LLC.	333-19890	S-3	August 10, 2017	1.2

10.43	Release Agreement, dated as of October 3, 2017, by and between the Company and Steven Schwartz, M.D.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page hereto)					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	File Number	Form	Date	EXHIBIT Number	PROVIDED Herewith

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.
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

Date: March 6, 2018

ADVERUM BIOTECHNOLOGIES, INC.

By:	/s/ Amber Salzman
Amber Salzman President and Chief Executive Officer

Power of Attorney

Each person whose individual signature appears below hereby authorizes and appoints Amber Salzman and Leone Patterson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Amber Salzman	President and Chief Executive Officer	March 6, 2018
Amber Salzman	(Principal Executive Officer)

/s/Leone Patterson	Chief Financial Officer	March 6, 2018
Leone Patterson	(Principal Financial and Accounting Officer)

/s/ Paul B. Cleveland	Chairman of the Board	March 6, 2018
Paul B. Cleveland

/s/ Mitchell H. Finer	Director	March 6, 2018
Mitchell H. Finer, Ph.D.

/s/ Thomas F. Woiwode	Director	March 6, 2018
Thomas F. Woiwode, Ph.D.

/s/ Eric G. Carter	Director	March 6, 2018
Eric G. Carter, M.D., Ph.D.

/s/ Patrick Machado	Director	March 6, 2018
Patrick Machado

/s/ Richard N. Spivey	Director	March 6, 2018
Richard N. Spivey, Pharm. D.