Form 10-Q
period 2018-03-31
Adverum Biotechnologies, Inc.
filed 2018-05-09
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018 there were 62,271,901 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$152,716	$70,519
Short-term investments	94,321	119,966
Prepaid expenses and other current assets	2,161	3,256
Total current assets	249,198	193,741
Property and equipment, net	2,820	3,024
Deposit and other long-term assets	140	140
Intangible asset	5,000	5,000
Total assets	$257,158	$201,905
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$685	$1,731
Accrued expenses and other current liabilities	7,205	6,964
Deferred rent, current portion	138	129
Deferred revenue, current portion	1,246	1,850
Total current liabilities	9,274	10,674
Deferred rent, net of current portion	187	222
Deferred revenue, net of current portion	–	5,250
Deferred tax liability	1,250	1,250
Other noncurrent liabilities	404	481
Total liabilities	11,115	17,877
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2018 and December 31, 2017; 62,232,372 and 49,015,339 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7	5
Additional paid-in capital	512,173	439,048
Accumulated other comprehensive loss	(1,021)	(963)
Accumulated deficit	(265,116)	(254,062)
Total stockholders’ equity	246,043	184,028
Total liabilities and stockholders' equity	$257,158	$201,905

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Collaboration and license revenue	$216	$462
Operating expenses:
Research and development	12,794	9,061
General and administrative	5,368	7,989
Total operating expenses	18,162	17,050
Operating loss	(17,946)	(16,588)
Other income:
Other income, net	746	489
Total other income, net	746	489
Net loss	$(17,200)	$(16,099)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	17	(88)
Foreign currency translation adjustment	(75)	(118)
Comprehensive loss	$(17,258)	$(16,305)
Net loss per share attributable to common stockholders-basic and diluted	$(0.30)	$(0.38)
Weighted-average common shares outstanding-basic and diluted	57,420	42,144

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,200)	$(16,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	459	516
Stock-based compensation expense	3,429	1,896
Other	183	89
Changes in operating assets and liabilities:
Accounts receivable, net	—	886
Prepaid expenses and other current assets	818	(462)
Accounts payable	(1,046)	1,610
Accrued expenses and other current liabilities	107	229
Deferred revenue	292	(462)
Deferred rent	(26)	(20)
Net cash used in operating activities	(12,984)	(11,817)
Cash flows from investing activities:
Purchases of marketable securities	(30,374)	(138,591)
Maturities of marketable securities	55,973	—
Purchases of property and equipment	(216)	(263)
Net cash provided by (used in) investing activities	25,383	(138,854)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	70,191	—
Proceeds from issuance of common stock pursuant to option exercises	308	187
Taxes paid related to net share settlement of restricted stock units	(801)	—
Proceeds from a financing arrangement	100	—
Net cash provided by financing activities	69,798	187
Effect of foreign currency exchange rate on cash and cash equivalents	-	(117)
Net increase (decrease) in cash and cash equivalents	82,197	(150,601)
Cash and cash equivalents at beginning of period	70,519	222,170
Cash and cash equivalents at end of period	$152,716	$71,569
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$153	$413

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

March 31, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Adverum Biotechnologies, Inc. (the “Company”) was incorporated in Delaware on July 17, 2006 as Avalanche Biotechnologies, Inc. and changed its name to Adverum Biotechnologies, Inc. on May 11, 2016. The Company is headquartered in Menlo Park, California. The Company is a gene therapy company advancing novel medicines that has the potential to offer life-changing benefits to patients living with serious rare and ocular diseases. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies and, early clinical trials, filing patent applications, obtaining regulatory agreements, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $265.1 million as of March 31, 2018. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations through at least the end of 2019.

Follow-on Offerings— In February 2018, the Company completed an underwritten public offering for the sale of 10,222,235 shares of its common stock and raised total net proceeds of $64.5 million, after discounts and other issuance costs.

In August 2017, the Company entered into an at-the-market sales agreement with an agent for the sales of its common stock at market price (the “2017 stock offering agreement”). In January 2018, the Company issued and sold a total of 1,419,893 shares of its common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. No additional shares were issued and sold under the 2017 stock offering agreement during the three months ended March 31, 2018.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

2. Summary of Significant Accounting Policies

Use of Estimates— The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Accounting Standard Updates Recently Adopted

Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Effective January 1, 2018, the Company adopted the new revenue standards under Topic 606 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results are not adjusted and continue to be reported in accordance with the revenue standards under Topic 605. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company’s license and collaboration arrangements with Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Editas Medicine, Inc. (“Editas”) are within the scope of Topic 606.

Upon the adoption of Topic 606, the Company recorded a net decrease of $6.1 million to its deferred revenue and opening accumulated deficit as of January 1, 2018 for the cumulative effect of the adoption. The effect of the adoption is summarized for the Company’s license and collaboration agreements as follows:

Collaboration Agreement with Regeneron— Under Topic 606, the transaction price at contract inception is $8.0 million related to the non-refundable upfront payment for license and research services. The arrangement also provides for additional payments to the Company when certain development and regulatory milestones are achieved. Since these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price at contract inception.  The transaction price of $8.0 million at contract inception was allocated to two performance obligations. The Company’s deferred revenue associated with its Regeneron collaboration agreement as of December 31, 2017 under Topic 605 was $6.5 million. As a result of adopting Topic 606, the Company recorded $6.5 million reduction to its deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 as the performance obligations associated with the Regeneron deferred revenue were satisfied as of January 1, 2018. There was no outstanding deferred revenue associated with Regeneron as of March 31, 2018.

Collaboration Agreement with Editas— Under Topic 606, the transaction price at contract inception is $1.0 million related to the non-refundable upfront payment for license and research services. The arrangement provides for additional payments to the Company when certain development and regulatory milestones are achieved. Since these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price at contract inception.  The transaction price of $1.0 million was allocated to a single performance obligation. The Company’s deferred revenue associated with its Editas collaboration agreement as of December 31, 2017 under Topic 605 was $0.5 million. As a result of adopting Topic 606, the Company recorded an increase of $0.4 million to its deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 due to differences in the timing of recognition under Topic 606.

Under Topic 605, the Company’s revenue for the three months March 31, 2018 would have been $0.5 million.

Recently-Issued and Not Yet Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-2, Leases, which amends the current guidance on leasing activities to provide more transparency and comparability, and requires that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, which are currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. This ASU will be effective for the Company in the first quarter of 2019 and must be adopted using a modified retrospective transition approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

3. Fair Value Measurements and Fair Value of Financial Instruments

The authoritative guidance on the fair value hierarchy for disclosure of fair value measurements is as follows:

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

The following is a summary of the Company’s cash equivalents and short-term investments as of March 31, 2018:

	March 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$59	$—	$—	$59
Level 2:
U.S. government and agency securities	38,278	—	(135)	38,143
Commercial paper	159,844	—	—	159,844
Corporate bonds	32,797	—	(30)	32,767
Certificates of deposit	7,836	—	—	7,836
Total cash equivalents and short-term investments	238,814	—	(165)	238,649
Less: cash equivalents	(144,329)	—	1	(144,328)
Total short-term investments	$94,485	$—	$(164)	$94,321

The following is a summary of the Company’s cash equivalents and short-term investments as of December 31, 2017:

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$65	$—	$—	$65
Level 2:
U.S. government and agency securities	58,351	—	(145)	58,206
Commercial paper	71,427	—	—	71,427
Corporate bonds	38,354	1	(38)	38,317
Certificates of deposit	9,731	—	—	9,731
Total cash equivalents and short-term investments	177,928	1	(183)	177,746
Less: cash equivalents	(57,780)	—	—	(57,780)
Total short-term investments	$120,148	$1	$(183)	$119,966

As of March 31, 2018 and December 31, 2017, the fair value of the Company’s financing liability related to The Alpha-1 Project, Inc. (the “TAP financing”), which is classified within Level 3 in the fair value hierarchy, was $0.2 million. The Company elected the fair value option to account for this financing arrangement. The fair value of the financing arrangement was determined based on the expected value approach and is classified as Level 3 within the fair value hierarchy. The key unobservable inputs in the valuation model include timing of milestones, probability of achievement of development and commercial milestones, and a discount factor.

There were no transfers within the hierarchy during the three months ended March 31, 2018.

The Company’s marketable securities as of March 31, 2018 mature within one year. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether management has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. Management determined that the gross unrealized losses of $0.2 million on the Company’s marketable securities as of March 31, 2018 were temporary in nature. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of March 31, 2018.

4. Significant Agreements

Editas— In January 2018, the Company entered into an agreement to amend its collaboration, option and license agreement with Editas.  The Company originally entered into an agreement with Editas in August 2016 pursuant to which the Company and Editas collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology and the Company grants to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications. In January 2018, the Company and Editas extended the research collaboration, option and license agreement. In consideration for extending the agreement, Editas made a one-time, non-refundable cash payment of $0.5 million to the Company in February 2018.

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

Under Topic 606, the transaction price is $1.5 million related to the $1.0 million non-refundable upfront payment for license and research services at contract inception and the one-time, non-refundable cash payment of $0.5 million made by Editas in February 2018 in consideration for extending the agreement. The arrangement provides for additional payments to the Company when certain development and regulatory milestones are achieved. Since these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price.  The transaction price of $1.5 million was allocated to a single performance obligation, research and development.

During the three months ended March 31, 2018, the Company recognized revenue of $0.2 million associated with Editas. The Company’s deferred revenue balance of $1.2 million as of March 31, 2018 was associated with Editas and is expected to be recognized over a period of six months as the research and development services are performed.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Employee compensation	$1,769	$2,259
Accrued preclinical costs	1,337	1,255
Accrued professional services	2,696	2,295
Accrued clinical and process development costs	826	910
Other	577	245
Total accrued expenses and other current liabilities	$7,205	$6,964

6. Commitments and Contingencies

 Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. Other than the obligations connected with the shareholder litigation described below, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its past and current directors and executive officers for specified events or occurrences, subject to some limits, while they were or are serving at the Company’s request in such capacities. Other than the obligations connected with the shareholder litigation described below, there have been no claims to date and the Company has not recorded any liabilities for these agreements as of March 31, 2018.

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

In July 2015, three securities class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Northern District of California (“U.S. District Court”), each on behalf of a purported class of investors who acquired the Company’s publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits asserted claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Securities Act of 1933, as amended (the “Securities Act”) and alleged that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101, a product candidate which is no longer being developed, and the prospects of AVA-101. The complaints sought unspecified damages, attorneys’ fees and other costs.

In December 2015, a putative securities class action lawsuit was filed against the Company, the Company’s board of directors, underwriters of the Company’s January 13, 2015, follow-on public stock offering, and two of the Company’s institutional stockholders, in the Superior Court of the State of California for the County of San Mateo (“San Mateo Superior Court”). The complaint alleged that, in connection with the Company’s follow-on stock offering, the defendants violated the Securities Act by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA- 101 and the prospects of AVA-101. The complaint also sought unspecified damages, attorneys’ fees and other costs.

On March 16, 2017, the Company agreed to settle the actions and the settlements are now final. The total settlement amount paid was $13.0 million, of which $1.0 million was contributed by the Company to cover its indemnification obligations to the underwriters. The Company’s insurers paid the remainder. The Company and the defendants have denied and continue to deny the claims alleged in the actions, and the settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. Notice of the settlement was provided to shareholders in the fall of 2017, and no shareholder objected to the settlement. On January 19, 2018, the San Mateo Superior Court entered a judgment and order finally approving the settlement. And on February 5, 2018, the U.S. District Court entered an order dismissing the consolidated federal action with prejudice. The Company recorded $1.0 million as general and administrative expense during the three months ended March 31, 2017, when the amount and time of settlement became estimable and probable.

7. Equity Incentive Awards

The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	6,695	$4.51
Options granted	1,364	6.40
Options exercised	(1,362)	0.23
Options cancelled	(14)	37.42
Balance at March 31, 2018	6,683	$5.70	8.2	$13,710
Exercisable as of March 31, 2018	2,324	$7.44	7.0	$5,497

Restricted Stock Units (“RSUs”)

The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2017	2,515	$3.24	1.6
Granted	672	6.19
Vested and released	(329)	3.19
Forfeited	(181)	4.49
Outstanding at March 31, 2018	2,677	$3.90	1.8

Stock-Based Compensation Expense

The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Research and development	$2,378	$1,242
General and administrative	1,051	654
Total stock-based compensation expense	$3,429	$1,896

8. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. Outstanding stock options, RSUs, employee stock purchase plan (“ESPP”) and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The Company excluded approximately 9.5 million and 9.9 million shares of potentially dilutive securities as of March 31, 2018 and 2017, respectively, from the computations of diluted weighted-shares outstanding because their effect would be anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 6, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

Adverum is a clinical-stage gene therapy company targeting unmet medical needs in serious rare and ocular diseases. Leveraging our next-generation adeno-associated virus (“AAV”)-based directed evolution platform, we generate gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include clinical development, novel vector discovery and in-house manufacturing expertise, specifically in process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control. Our leadership team has significant drug development and gene therapy expertise.

We are advancing our robust pipeline of gene therapy candidates designed to treat rare diseases alpha-1 antitrypsin (“A1AT”) deficiency and hereditary angioedema (“HAE”) as well as in wet age-related macular degeneration (“wAMD”).

For the treatment of A1AT deficiency, we are advancing our gene therapy product candidate ADVM-043, AAVrh.10-A1AT, in an ongoing Phase 1/2 clinical trial (the “ADVANCE trial”). The ADVANCE trial is a multi-center, open-label, dose-escalation study. The study will include up to 20 patients across four planned dosing cohorts of up to five patients each. Cohort 1, two patients were dosed and were evaluated following a single intravenous (administration of ADVM-043 at a dose of ~1E12 vg/kg (8E13 total vg). Based on a review of the preliminary safety data, in February 2018 the independent data monitoring committee (“DMC”) recommended proceeding to Cohort 2. In Cohort 2, we dosed the first patient in late April 2018 with a dose of ~5E12 vg/kg (4E14 total vg) of ADVM-043 and we continue to enroll patients. Per protocol, patients being treated with standard-of-care weekly IV infusions of A1AT protein are required to wash out for at least two months prior to receiving ADVM-043. The primary endpoint in the ADVANCE trial is safety and tolerability, and secondary endpoints include changes in plasma concentrations of both total and M-specific A1AT levels. We expect to report preliminary data from this trial in the second half of 2018. We plan to use this data to inform next steps, including potential further dose escalation. Further details about the study can be found at ClinicalTrials.gov under trial identifier number NCT02168686.

ADVM-043 is designed as a potential single-administration treatment to induce stable, long-term A1AT protein levels, or expression. In a preclinical proof-of-concept study, ADVM-043 demonstrated robust protein expression above therapeutic levels in mice following either IV or intrapleural (“IP”) administration. In another study in non-human primates, evidence of stable long-term expression of hA1AT was observed out to one year following IP administration of ADVM-043.

For treatment of the rare disease HAE, we are advancing our gene therapy product candidate ADVM-053, AAVrh.10-C1EI. ADVM-053 is designed as a potential single-administration treatment to provide sustained levels of the C1 esterase inhibitor (“C1EI”) protein to eliminate protein concentration variability and prevent breakthrough angioedema attacks. In preclinical studies, a single IV administration of ADVM-053 increased C1EI protein expression above therapeutic levels and decreased vascular permeability in a mouse model of HAE. We plan to submit an Investigational New Drug (“IND”) application for ADVM-053 for HAE with the U.S. Food and Drug Administration (“FDA”) in the second half of 2018.

For wAMD, we are advancing our gene therapy product candidate ADVM-022, AAV.7m8-aflibercept. ADVM-022 utilizes a proprietary vector capsid (AAV.7m8) carrying an aflibercept coding sequence under the control of a proprietary expression cassette and is administered as a single intravitreal injection. VEGF overexpression can lead to wAMD progression and vision loss. Treatment with ADVM-022 is designed to minimize the burden of frequent anti-VEGF injections, the current standard-of-care treatment for wAMD. We plan to submit an IND Application for ADVM-022 in subjects with wAMD with the FDA in the second half of 2018.

In May 2018, we announced long-term preclinical efficacy data on ADVM-022 in non-human primate models of wAMD. In this preclinical study, the efficacy of ADVM-022 at 13 months post-administration was consistent with earlier reported data, demonstrating that single intravitreal injection of ADVM-022 was found to be safe and statistically significant (p<0.0001) in preventing the development of Grade IV lesions compared to the untreated vehicle control group. ADVM-022 induced long-term efficacy that was comparable to aflibercept, an anti-Vascular Endothelial Growth Factor (“VEGF”) standard-of-care therapy. ADVM-022 was well-tolerated, with no serious adverse events. These data will be presented in a poster session on May 17, 2018 at the American Society of Gene & Cell Therapy 21st Annual Meeting.

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

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, as of March 31, 2018, we had an accumulated deficit of $265.1 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.

We entered into our collaboration and license arrangements with Regeneron in May 2014 and Editas in August 2016, which are revenue-generating arrangements. We have no clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are contracted out to third parties. Additionally, we use third-party clinical research organizations (“CROs”) to carry out our clinical development and we do not have a sales organization.

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

As of March 31, 2018, we had $247.0 million in cash, cash equivalents and short-term investments. We believe that we have sufficient funds to continue our operations through at least the end of 2019.

In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of $64.5 million, after discounts and other issuance costs.

In August 2017, we entered into an at-the-market sales agreement with an agent for the sales of our common stock at market price (the “2017 stock offering agreement”). Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. No additional shares were issued and sold under the 2017 stock offering agreement during the three months ended March 31, 2018. We have sold a total of 6,550,232 shares of our common stock at market prices pursuant to the 2017 stock offering agreement and raised total net proceeds of $22.5 million, after issuance costs.

Revenue

To date we have not generated any revenue from the sale of our products. We generate revenue through research, collaboration and license arrangements with our strategic partners.

Effective January 1, 2018, we adopted accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach. Our collaboration agreements with Regeneron and Editas were impacted by the adoption of the new revenue standards under Topic 606. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results are not adjusted and continue to be reported in accordance with the revenue standards under Topic 605.

Upon adoption of Topic 606, we recorded a net decrease of $6.1 million to our deferred revenue and opening accumulated deficit as of January 1, 2018 for the cumulative effect of the adoption. The effect of the adoption is summarized for our license and collaboration agreements as follows:

Collaboration Agreement with Regeneron— Under Topic 606, the transaction price at contract inception is $8.0 million related to the non-refundable upfront payment for license and research services. The arrangement also provides for additional payments to us when certain development and regulatory milestones are achieved. Since these milestone payments are not within our control and are not considered probable of being achieved until the events occur, we did not include them in the transaction price at contract inception.  The transaction price of $8.0 million at contract inception was allocated to two performance obligations. Our deferred revenue associated with Regeneron collaboration agreement as of December 31, 2017 under Topic 605 was $6.5 million. As a result of adopting Topic 606, we recorded $6.5 million reduction to our deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 as the performance obligations associated with the Regeneron deferred revenue were satisfied as of January 1, 2018.

Collaboration Agreement with Editas— Under Topic 606, the transaction price is $1.5 million related to the $1.0 million non-refundable upfront payment for license and research services at contract inception and the one-time, non-refundable cash payment of $0.5 million made by Editas in February 2018 in consideration for extending the agreement. The arrangement provides for additional payments to us when certain development and regulatory milestones are achieved. Since these milestone payments are not within our control and are not considered probable of being achieved until the events occur, we did not include them in the transaction price.  The transaction price of $1.5 million was allocated to a single performance obligation, research and development. Our deferred revenue associated with Editas collaboration agreement as of December 31, 2017 under Topic 605 was $0.5 million. As a result of adopting Topic 606, we recorded an increase of $0.4 million to our deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 due to differences in the timing of recognition under Topic 606.

During the three months ended March 31, 2018, we recognized revenue of $0.2 million associated with Editas. Our deferred revenue balance of $1.2 million as of March 31, 2018 was associated with Editas and is expected to be recognized over a period of six months as the research and development services are performed.

Under Topic 605, our revenue for the three months March 31, 2018 would have been $0.5 million.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income on our cash equivalents and investments in marketable securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.  Our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K (Annual Report) as filed with the SEC, on March 6, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	Change
	(In thousands)
Collaboration and license revenue	$216	$462	$(246)
Operating expenses:
Research and development	12,794	9,061	3,733
General and administrative	5,368	7,989	(2,621)
Total operating expenses	18,162	17,050	1,112
Operating loss	(17,946)	(16,588)	(1,358)
Other income, net	746	489	257
Net loss	$(17,200)	$(16,099)	$(1,101)

Revenue

Our revenue for the three months ended March 31, 2018 was related to research services provided to Editas under our collaboration agreement with Editas while our revenue for the three months ended March 31, 2017 was related to license and research services under our collaboration agreements with Regeneron and Editas. Our collaboration revenue for the three months ended March 31, 2018 was recognized under Topic 606, which we adopted effective January 1, 2018. We recognized our collaboration revenue for the three months ended March 31, 2017 under Topic 605.  Under Topic 605, our revenue for the three months March 31, 2018 would have been $0.5 million

Research and Development Expense

Research and development expense increased to $12.8 million for the three months ended March 31, 2018, from $9.1 million for the three months ended March 31, 2017. This increase was primarily due to an overall increase in research and development activity, including $2.0 million of higher compensation and benefits, including $1.1 million of higher stock-based compensation expense, and $1.5 million of higher material production related to our wAMD and HAE programs to support our plans to advance these programs to clinical 1/2. Higher stock-based compensation expense was primarily due to a higher stock-based compensation charge related to a non-employee stock award, which is calculated based on the then-current fair value at each measurement date using accelerated attribution method, or commonly referred to as mark-to-market method.

For the periods presented, our research and development activities are primarily for our A1AT deficiency, wAMD and HAE programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in our three lead gene therapy programs and earlier-stage research programs.

General and Administrative Expense

General and administrative expense decreased to $5.4 million for the three months ended March 31, 2018, from $8.0 million for the three months ended March 31, 2017. The decrease in general and administrative expense was primarily due to one-time charges related to the termination costs associated with our master services agreement with Cornell and the settlements of litigation during the three months ended March 31, 2017.

We expect general and administrative expenses to increase in future periods to support continued research and development initiatives of our product candidates. We will continue to assess such expenses as we advance our three lead gene therapy programs and earlier-stage research programs.

Other Income, Net

The increase in other income, net was primarily due to higher interest income from our investments in marketable securities and gain on marketable securities as we invested in higher yield securities, as well as we invested the net proceeds the sales of our common stock pursuant to the 2017 stock offering agreement and from our February 2018 underwritten public offering of our common stock in marketable securities.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and as of March 31, 2018, we had an accumulated deficit of $265.1 million. As of March 31, 2018, we had $247.0 million in cash, cash equivalents and short-term investments compared to $190.5 million as of December 31, 2017. We believe that our existing cash and cash equivalents as of March 31, 2018 will be sufficient to fund our operations through at least the end of 2019.

In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of $64.5 million, after discounts and other issuance costs.

In August 2017, we entered into the 2017 stock offering agreement. Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. No additional shares were issued and sold under the 2017 stock offering agreement during the three months ended March 31, 2018. We have sold a total of 6,550,232 million shares of our common stock at market prices pursuant to the 2017 stock offering agreement and raised total net proceeds of $22.5 million, after issuance costs.

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

Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(12,984)	$(11,817)
Net cash provided by (used in) investing activities	25,383	(138,854)
Net cash provided by financing activities	69,798	187
Effect of foreign currency exchange rate	—	(117)
Net increase in cash and cash equivalents	$82,197	$(150,601)

Cash Used in Operating Activities

During the three months ended March 31, 2018, net cash used in operating activities was primarily as a result of the net loss of $17.2 million, partially offset by $4.1 million of non-cash charges mainly related to stock-based compensation expense and depreciation and amortization expense and $0.1 million of net increase in operating assets and liabilities.

During the three months ended March 31, 2017, net cash used in operating activities was primarily as a result of the net loss of $16.1 million, partially offset by $2.5 million of non-cash charges related to stock-based compensation expense and depreciation and amortization expense and $1.8 million of net increase in operating assets and liabilities.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 consisted of $56.0 million maturities of marketable securities, partially offset by $30.4 million of purchases of marketable securities and $0.2 million of purchases of property and equipment.

Net cash used investing activities for the three months ended March 31, 2017, was primarily due to purchases of marketable securities.

Purchases of property and equipment primarily consisted of the acquisition of laboratory equipment to support our research and development activities.

Cash Provided by Financing Activities

The net cash provided by financing activities for three months ended March 31, 2018 consisted of $70.2 million of the net proceeds from the sales of our common stock, $0.3 million of the proceeds from the exercises of stock options and $0.1 million of the proceeds from our financing arrangement with the Alpha-1 Project, Inc., partially offset by $0.8 million in taxes paid relating to net share settlement of restricted stock units.

The net cash provided by financing activities for three months ended March 31, 2017 of $0.2 million was the proceeds from the exercises of stock options.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in 2020. Additionally, we have contractual obligations to vendors.

Our contractual obligations and commitments have not changed materially from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were not material changes to our exposure to market risk during the three months ended March 31, 2018.  For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including Leone Patterson, our Chief Financial Officer and Interim President and Chief Executive Officer, who is currently serving as both our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, Ms. Patterson concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the v principal executive officer and our principal financial officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including the Principal Executive Officer and the Principal Financial Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adverum have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2018, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2015, three securities class action lawsuits were filed against us and certain of our officers in the United States District Court for the Northern District of California (“U.S. District Court”), each on behalf of a purported class of investors who acquired our publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits asserted claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Securities Act of 1933, as amended (the “Securities Act”) and alleged that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101, a product candidate which is no longer being developed, and the prospects of AVA-101. The complaints sought unspecified damages, attorneys’ fees and other costs.  In December 2015, a putative securities class action lawsuit was filed against us, our board of directors, underwriters of our January 13, 2015, follow-on public stock offering, and two of our institutional stockholders, in the Superior Court of the State of California for the County of San Mateo (“San Mateo Superior Court”). The complaint alleged that, in connection with our follow-on stock offering, the defendants violated the Securities Act by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA- 101 and the prospects of AVA-101. The complaint also sought unspecified damages, attorneys’ fees and other costs.

On March 16, 2017, we agreed to settle the actions and the settlements are now final. The total settlement amount paid was $13.0 million, of which $1.0 million was contributed by us to cover our indemnification obligations to the underwriters.  Our insurers paid the remainder.  We and the defendants have denied and continue to deny the claims alleged in the actions, and the settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. Notice of the settlement was provided to shareholders in the fall of 2017, and no shareholder objected to the settlement. On January 19, 2018, the San Mateo Superior Court entered a judgment and order finally approving the settlement. And on February 5, 2018, the U.S. District Court entered an order dismissing the consolidated federal action with prejudice.

Item 1A.	Risk Factors

Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for those risk factors below designated by an asterisk (*). You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. As of March 31, 2018, we had an accumulated deficit of $265.1 million. Losses have resulted principally from costs incurred in our clinical trials for our prior wAMD product candidate, AVA-101, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

We expect that our cash and cash equivalents will be sufficient to fund our lead gene therapy programs through at least the end of 2019. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts.

As of March 31, 2018, our cash, cash equivalents and short-term investments were approximately $247.0 million. We currently expect this cash, cash equivalents and short-term investments to fund our planned operations through at least the end of 2019. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our lead product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. If we fail to obtain additional capital necessary to fund our operations, we will be unable to successfully develop and commercialize our product candidates.

We will require substantial future capital in order to complete the preclinical and clinical development for our product candidates and potentially to commercialize these product candidates. Any future clinical trials of our product candidates would cause an increase in our spending levels, as would other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

Our lead product candidates are in the early stages of development and will require substantial clinical development and testing, manufacturing process improvement and validation, bridging studies and regulatory approval prior to commercialization. We are conducting the ADVANCE trial in patients with A1AT deficiency and we are continuing pre-clinical development of our other lead product candidates to support planned IND application submissions in the second half of 2018. It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these lead product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials, including the ability to demonstrate safety and efficacy of our lead product candidates;
•	receipt of marketing approvals for any future products for which we complete clinical trials, including securing regulatory exclusivity to the extent available;
•

establishing commercial manufacturing capabilities, for example, by engaging third-party manufacturers that can provide products and services to support clinical development and the market demand for our product candidates, if approved;

•	successfully launching and commercial sales of the product, whether alone or in collaboration with potential partners;

•	acceptance of the product as a viable treatment option by patients, the medical community and third-party payers;
•	establishing market share while competing with other therapies;
•	a continued acceptable safety profile of our products following regulatory approval;
•	maintaining compliance with post-approval regulation and other requirements; and
•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering our product candidates.

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

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other product candidates, which are better known or more extensively studied to date. As an example, the FDA has only recently approved the first gene therapy product, LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy.

Regulatory requirements governing gene and cell therapy products have changed and may continue to change in the future. Gene therapy clinical trials may be subject to review by the NIH Office of Science Policy’s Recombinant DNA Advisory Committee (“RAC”). Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if warranted, can impede the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. Clinical trial sites in the U.S. that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or risk needing NIH pre-approval before conducting such research.

Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review or an exemption from in-depth review of the proposed gene transfer protocol. Also, before a clinical study can begin, that clinical site’s institutional review board (“IRB”) and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess appropriateness to conduct the clinical study at that site. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for human research on or for approval of any of our product candidates.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we may be required to consult with these regulatory and advisory groups and comply with applicable guidelines or recommendations. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

Drug development has inherent risk. Except for our ADVANCE Phase 1/2 trial, which was initiated in December 2017, we have not conducted human clinical trials to evaluate any of our current product candidates, and we may experience unexpected results in the future. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates containing our proprietary vectors are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials.

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

We cannot guarantee that results from any clinical trials that we plan will be successful, and any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of related products, including those already on the market, may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing our product candidates based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our future development partners from commercializing our product candidates.

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

Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of subjects with the relevant disease we are targeting for the ADVANCE Phase 1/2 trial and any future clinical trials for our product candidates. Potential subjects may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of subjects, or those with required or desired characteristics to achieve diversity in a study.

In particular, ADVM-043 and ADVM-053 are designed to treat rare genetic disorders with limited patient pools from which to draw for clinical trials. ADVM-043 is focused on the treatment of patients with A1AT deficiency. It is estimated that A1AT deficiency affects approximately 100,000 individuals in the U.S.

ADVM-053 is focused on the treatment of patients with HAE. The prevalence of HAE is estimated to be between 1 in 10,000 to 1 in 50,000, impacting approximately 8,000 individuals in the United States. Enrollment of eligible subjects with orphan diseases like A1AT and HAE may be limited or slower than we anticipate, in light of the small subject populations involved. We plan to seek initial marketing approval of these product candidates in the U.S. and Europe and we may not be able to initiate clinical trials if we cannot enroll a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or the EMA or other regulatory agencies. In addition, the process of finding and diagnosing subjects may prove costly.

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

Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. For example, generalized public backlash developed against gene therapy following the death in September 1999 of an 18-year-old who had volunteered for a gene therapy experiment at the University of Pennsylvania. Researchers at the university had infused the volunteer’s liver with a gene aimed at reversing a rare metabolic disease of the liver. The procedure triggered an extreme immune-system reaction that caused multiple-organ failure in a very short time, leading to the first death to occur as a direct result of a gene therapy experiment. In addition, in 2003, 20 subjects treated for X-linked severe combined immunodeficiency in two gene therapy studies using a murine gamma-retroviral vector showed correction of the disease, but the studies were terminated after five subjects developed leukemia (four of whom were subsequently cured). The cause of these adverse events was shown to be insertional oncogenesis, which is the process whereby the corrected gene inserts near a gene that is important in a critical cellular process like growth or division, and this insertion results in the development of a cancer (often leukemia). Using molecular diagnostic techniques, it was determined that clones from these subjects showed retrovirus insertion in proximity to the promoter of the LMO2 proto-oncogene. Earlier generation retroviruses like the one used in these two trials have been shown to preferentially integrate in regulatory regions of genes that control cell growth. Although none of our current product candidates utilize the gamma-retroviruses used in the 2003 studies, and our vectors are designed not to integrate into the patient’s genome, our product candidates do use a viral vector delivery system. If patients negatively associate our product candidates with the adverse events caused by previous gene therapy products, they may not choose to enroll in our clinical trials, which would have a material adverse effect on our business and operations.

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

During the conduct of preclinical studies and clinical trials, subjects may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomforts may be reported from time-to-time in clinical trials of our product candidates. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates has side effects or causes serious or life-threatening side effects, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, financial condition and results of operations.

Our product candidates built on AAV vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell response, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or auto-antibodies against the expressed protein. Recent studies by third parties have also found that intravenous delivery of certain AAV vectors at very high doses may result in toxicity and prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such toxicity. In addition, patients given infusions of any protein may develop severe hypersensitivity reactions or infusion reactions. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business, prospects, financial condition and results of operations.

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

Any of these third parties may not be successful at manufacturing our vector products or may choose to terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. If any of these third parties on which we rely do not perform satisfactorily, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols.

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

We currently have relationships with limited number of suppliers for the manufacturing of our vector product candidates. Our suppliers may require licenses to manufacture such components if such processes are not owned by the suppliers or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities, and may be unable to acquire such rights, to the extent that we do not already have them. All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturer for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”). These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Our contract manufacturers have not produced a commercially-approved AAV product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facilities or those of our third-party contractors involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If the facility does not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, causing us to incur higher costs, and preventing us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are purposefully or inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

Before we can initiate clinical trials in the U.S. for our product candidates, we need to submit the results of preclinical testing to the FDA, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays with any regulatory body or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice or regulatory requirements or other third parties not performing data collection or analysis in a timely and accurate manner;

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

In addition, if any of our product candidates is approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or obtain permanent injunctions under which specified promotional conduct is changed or curtailed.

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

ADVM-043 and ADVM-053 are designed to treat rare genetic diseases. ADVM-043 is designed to treat A1AT deficiency, which impacts approximately 100,000 individuals in the U.S. ADVM-053 is designed to treat HAE, which impacts approximately 8,000 individuals in the U.S. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with these product candidates, may prove to be incorrect. The number of patients in the U.S. and elsewhere, or the portion of those patients who are amenable to treatment with these products, may turn out to be lower than expected or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it was designated, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication during the marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the U.S. and 10 years in the European Union. The exclusivity period in the U.S. can be extended by six months if the BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

If we are unable to obtain orphan drug exclusivity for the product candidates for which it is available, we may be unable to prevent competitors from marketing competing products in certain territories. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the U.S., even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug as the first or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care as compared to the first. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our products. The process of manufacturing our products is complex, highly regulated and subject to several risks, including:

•

The manufacturing of biologics is extremely susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facility in which our products are made, such manufacturing facility may need to be closed for an extended period of time to investigate and remedy the contamination.

•

The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor shortages, contaminants, raw materials shortages, natural disasters, power failures and numerous other factors.

•

We and our contract manufacturers must comply with the FDA’s cGMP regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption, or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities, or the facilities or operations of third parties, to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products. This may lead to significant delays in the availability of products for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could be costly and damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions or criminal prosecution.

•

Our product candidates are biologics and require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our product candidates generally cannot be adequately characterized prior to manufacturing the final product. As a result, an assay of the finished product is not sufficient to ensure that the product will perform in the intended manner. Accordingly, we expect to employ multiple steps to attempt to control our manufacturing process to assure that the process works, and the product or product candidate is made strictly and consistently in compliance with the process.

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

•

Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. We may encounter problems achieving adequate or clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

We may not be successful in establishing and maintaining development or other strategic collaborations, which could adversely affect our ability to develop and commercialize product candidates and receive potential milestone payments.

We have entered into development or other strategic collaborations with major biotechnology or pharmaceutical companies. For example, our research collaboration and license agreement with Regeneron, which was announced in May 2014, covers up to eight distinct therapeutic targets, in which we could earn up to $80.0 million in development and regulatory milestones for product candidates directed toward each therapeutic target, for a combined total of up to $640.0 million in potential milestone payments for product candidates directed toward all eight therapeutic targets, and low- to mid-single digit royalties on worldwide net sales of collaboration product candidates. For any two therapeutic targets, we have an option to share up to 35% of the worldwide product candidate development costs and profits. Additionally, in August 2016, we entered into a collaboration, option, and license agreement with Editas Medicine, pursuant to which we and Editas will collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology, and we will grant to Editas an exclusive option to obtain certain exclusive rights to use our proprietary vectors in up to five ophthalmic indications. If Editas elects to develop a product using certain of our proprietary vectors, we will be eligible to receive up to $5.5 million in development milestone payments and $10.0 million in commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

Research activities under our collaboration agreements are subject to mutually agreed-on research plans and budgets, and if we and our strategic partners are unable to agree on the research plan or research budget in a timely fashion or at all, performance of research activities will be delayed. In addition, some of our strategic partners may terminate any agreements they enter into with us or allow such agreements to expire by their terms. Furthermore, our strategic partners have negotiated for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we would.

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

We may form strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of our product candidates. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because third parties may view the risk of failure in future clinical trials as too significant, or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Even if we are successful in our efforts to establish development partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

If our competitors develop treatments for the target indications of our product candidates that are approved, marketed more successfully, or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, biotechnology, and gene therapy companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates and gene therapies in development or being commercialized by our competitors for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in our target disease areas, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, EYLEA® is currently available in the U.S. for treatment of wAMD and macular edema following central retinal vein occlusion (“CRVO”), and in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries for the treatment of wAMD. Additionally, marketing approval has been obtained in the EU for EYLEA® for the treatment of visual impairment due to macular edema secondary to CRVO. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates, including ADVM-022. For example, if we continue clinical development of, and seek to commercialize, ADVM-022, it will compete with a variety of therapies currently marketed and in development for wAMD, using therapeutic modalities such as biologics, small molecules and gene therapy. Lucentis®, EYLEA® and Avastin® are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wAMD. There are several other companies with marketed products or products in development for the treatment of wAMD, including Alcon; Allegro Ophthalmics, LLC; Allergan; Apellis Pharmaceuticals; Graybug Vision, Inc.; Bayer, Hoffmann-La Roche Ltd.; Genentech, Inc.; Iconic Therapeutics, Inc.; Novartis; Ophthotech Corporation; Opthea Ltd.; OxfordBioMedica; PanOptica, Inc; Regeneron Pharmaceuticals, Inc.; REGENXBIO, Inc; Santen Pharmaceutical Co., Ltd.; SciFluor Life Sciences, LLC;  and Valeant Pharmaceuticals North America LLC.

For the treatment of A1AT deficiency and HAE, we know of a number of products currently in development that aim to reduce the frequency of injection, improve the route of administration, and deliver better efficacy compared to the standard-of-care treatments available today. There are several companies with products for A1AT deficiency in clinical development, including Kamada Ltd. For the treatment of HAE, there are several companies with products in clinical development, including CSL Behring, Biocryst Pharmaceuticals Inc., Ionis Pharmaceuticals, Inc., and Shire.

We have no sales, marketing or distribution capabilities, and we may have to invest significant resources to develop these capabilities.

We have no internal sales, marketing, or distribution capabilities. If any of our product candidates ultimately receive regulatory approval, we may not be able to effectively market and distribute the product candidate. We may have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that any of our product candidates will be approved, if at all. We may not be able to hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize murine gamma-retroviral vectors, our product candidates use a viral delivery system. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Although none of our current product candidates utilize the gamma-retroviruses used in the 2003 studies, and our vectors are designed not to integrate into the patient’s genome, our product candidates do use a viral vector delivery system. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

Adverse events in trials or studies conducted by us or other parties, in particular involving the same or similar AAV serotypes to the ones we are using, even if not ultimately attributable to our product candidates or to an AAV serotype that we employ, and resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. If any such adverse events occur, development and commercialization of our product candidates or advancement of any potential clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

*We are dependent on the services of our key executives and clinical and scientific staff, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.

We are dependent on the principal members of our management, clinical and scientific staff. The loss of service of any of our management or clinical or scientific staff could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel.  In particular, our Chief Executive Officer and Chief Medical Officer have recently left our company, and our success is dependent on our ability to identify, hire and retain a new Chief Executive Officer and Chief Medical Officer.  If we are not able to retain our management, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, including a new Chief Executive Officer and Chief Medical Officer, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

We may not be able to attract or retain qualified management, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. Our industry has experienced a high rate of turnover of management and scientific personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.  In addition, the fact that our current Chief Executive Officer and Chief Medical Officer are serving on an interim basis, and are serving in dual roles that may result in significant time constraints and burdens on performing each such role (for example, our interim Chief Executive Officer is also our Chief Financial Officer), any difficulties we may have in hiring a new Chief Executive Officer or Chief Medical Officer, and the hiring of a new Chief Executive Officer or Chief Medical Officer, may be disruptive to our business and personnel.

Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We may encounter difficulties in managing our growth and expanding our operations successfully.

We had 77 full-time employees as of March 31, 2018. We will need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

If we fail to comply with applicable state and federal healthcare laws, we may be subject to civil or criminal penalties and/or exclusion from federal and/or state healthcare programs.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formula managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Many states have similar laws that apply to their state health care programs as well as private payers.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statute governing healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Additionally, federal false claims laws and the civil monetary penalty law, including the False Claims Act, prohibits knowingly presenting or causing the presentation of a false, fictitious, or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

* We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, “Trade Laws”). We can face serious consequences for violations.

Among other matters, Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, provide, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else or anything of value to or from recipients in the public or private sector. Violations of Trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax assessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and/or obtain necessary permits, licenses, registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

* If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulation, we may be subject to liabilities that adversely affect our business, operations and financial performance.

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.  This evolution may create uncertainty in our business, result in liability or impose additional costs on us.  The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.  Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others.  In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information, upon certain health plans, healthcare clearinghouses and healthcare providers, and their respective business associates that perform services for them involving individually identifiable health information. In the event we are subject to HIPAA, and fail to properly maintain the privacy and security of certain individually identifiable health information, or we are responsible for an inadvertent disclosure or security breach of such individually identifiable health information, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of state and federal privacy or security standards, such as HIPAA and HITECH, and their respective implementing regulations. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. HIPAA, HITECH and comparable state laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Any liability from failure to comply with the requirements of these laws, to the extent such requirements are deemed to apply to our operations, could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities.  Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply.  For example, the EU has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect in May 2018 and introduces strict requirements for processing personal data.  The GDPR is likely to increase compliance burden on us, including by mandating potentially burdensome documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them.  The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators.  In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of the annual global revenue.  As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

If we and any of our future development partners or CROs are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any of our future development partners fail to comply with our or their reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products and delay in approval or clearance of future products.

Our internal computer systems, or those of our development partners, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

In the ordinary course of our business, we, our CROs, and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. These applications and data encompass a wide variety of critical information including research and development information and business and financial information.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures to protect against unauthorized access or disclosure, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage or attacks from computer viruses, unauthorized access, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date, any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the HIPAA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, or disclosure of unauthorized activities to us that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory authorities, (2) manufacturing standards, (3) federal and state health care fraud and abuse laws and regulations or (4) laws that require the reporting of financial information or data accurately. Specifically, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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
•

our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates;

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

If we or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a false or misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

We may not be able to obtain intellectual property rights or protect our intellectual property rights throughout the world.

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

We are aware of patent rights held by third parties that could be construed to cover certain aspects of our lead product candidates. A patent holder has the right to prevent others from making, using, or selling a drug that incorporates the patented compositions while the patent remains in force. While we believe that third party patent rights will not affect our planned development, regulatory clearance, and eventual marketing, commercial production, and sale of our product candidates, there can be no assurance that this will be the case. In each case, we expect the relevant patent to expire before we commercially introduce such product candidate. In addition, the Hatch-Waxman exemption provided by U.S. patent law permits uses of compounds and biologics in clinical trials and for other purposes reasonably related to obtaining FDA approval of drugs and biologics that will be sold only after patent expiration, so our use of our product candidates in those FDA-related activities does not infringe any patent holder’s rights. However, were a patent holder to assert its rights against us before expiration of such patent holder’s patent for activities unrelated to seeking FDA approval, the development and ultimate sale of our lead product candidates could be significantly delayed, and we could incur the expense of defending a patent infringement suit and potential liability for damages for periods prior to the patent’s expiration.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), our management is required to report upon the effectiveness of our internal control over financial reporting. When we cease to be an “emerging growth company,” which will occur no later than December 31, 2019, unless we have become a smaller reporting company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting, and the related report will also be required to be included in our annual reports filed with the SEC. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to companies meeting these criteria from these auditor attestation requirements. Sarbanes-Oxley Section 404 compliance requirements are complex and require significant documentation, testing, and possible remediation. If we (or our auditors if they are required to assess and attest to the effectiveness of our internal control over financial reporting) are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed above and others such as:

•	our plans regarding further development of ADVM-043, ADVM-053, or ADVM-022;
•	our ability to enroll and dose patients in any clinical trials that we plan in the future;
•	our ability to obtain regulatory approvals for our product candidates and delays or failure to obtain such approvals;
•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the U.S. and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	failure to maintain our existing third-party license and collaboration agreements;
•	delays in manufacturing adequate supply of our product candidates;
•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on August 22, 2017, pursuant to which we registered for sale up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to our sales agreement with Cowen. Pursuant to the sales agreement, we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. We may seek to raise additional capital at any time. In January 2018, we issued and sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million. We have sold a total of 6,550,232 shares of our common stock at market prices pursuant to the 2017 stock offering agreement and raised total net proceeds of $22.5 million. Further, pursuant to the aforementioned universal shelf registration statement, in February 2018, we completed the issuance of 10,222,235 shares of our common stock at $6.75 per share in an underwritten public offering for net proceeds to us of $64.5 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. For example, in May 2016, we issued 14,087,246 shares of our common stock to Annapurna’s shareholders as consideration for all of the outstanding shares of Annapurna. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

On December 22, 2017, new legislation was signed into law that significantly revises the Internal Revenue Code of 1986, as amended (the “Code”). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including adoption of a flat 21% corporate tax rate, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income and elimination of carrybacks of such net operating losses, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations for tax years beginning after January 1, 2018, mandatory capitalization of research and development expenses beginning in 2022, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business, results of operations and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

10.1	Change in Compensation Arrangement with Chief Executive Officer	001-36579	8-K	February 22, 2017	Item 5.02

10.2†	Amendment to Collaboration, Option and License Agreement, dated January 25, 2018	001-36579	10-K		10.10

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

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

Date: May 9, 2018	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Leone Patterson
Leone Patterson
Chief Financial Officer and Interim President and Chief Executive Officer (Principal Executive and Financial Officer)