Form 10-Q
period 2018-06-30
Adverum Biotechnologies, Inc.
filed 2018-08-08
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018 there were 62,694,074 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,451	$70,519
Short-term investments	79,425	119,966
Prepaid expenses and other current assets	3,046	3,256
Total current assets	237,922	193,741
Property and equipment, net	2,525	3,024
Restricted cash	998	–
Deposit and other long-term assets	140	140
Intangible asset	5,000	5,000
Total assets	$246,585	$201,905
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,125	$1,731
Accrued expenses and other current liabilities	8,350	6,964
Deferred rent, current portion	146	129
Deferred revenue, current portion	753	1,850
Total current liabilities	11,374	10,674
Deferred rent, net of current portion	146	222
Deferred revenue, net of current portion	–	5,250
Deferred tax liability	1,250	1,250
Other noncurrent liabilities	368	481
Total liabilities	13,138	17,877
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2018 and December 31, 2017; 62,637,111 and 49,015,339 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	518,275	439,048
Accumulated other comprehensive loss	(908)	(963)
Accumulated deficit	(283,926)	(254,062)
Total stockholders’ equity	233,447	184,028
Total liabilities and stockholders' equity	$246,585	$201,905

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Collaboration and license revenue	$493	$463	$709	$925
Operating expenses:
Research and development	11,217	8,492	24,011	17,553
General and administrative	9,179	4,064	14,547	12,053
Total operating expenses	20,396	12,556	38,558	29,606
Operating loss	(19,903)	(12,093)	(37,849)	(28,681)
Other income, net	1,093	663	1,839	1,152
Net loss	(18,810)	(11,430)	(36,010)	(27,529)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	59	(49)	76	(137)
Foreign currency translation adjustment	54	(141)	(21)	(259)
Comprehensive loss	$(18,697)	$(11,620)	$(35,955)	$(27,925)
Net loss per share -basic and diluted	$(0.30)	$(0.27)	$(0.60)	$(0.65)
Weighted-average common shares used to compute net loss per share - basic and diluted	62,366	43,009	59,907	42,579

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net loss	$(36,010)	$(27,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,099	1,056
Stock-based compensation expense	9,255	4,139
Other	(21)	227
Changes in operating assets and liabilities:
Accounts receivable, net	—	886
Prepaid expenses and other current assets	(113)	576
Accounts payable	394	(334)
Accrued expenses and other current liabilities	1,322	(1,291)
Deferred revenue	(201)	(925)
Deferred rent	(59)	(43)
Net cash used in operating activities	(24,334)	(23,238)
Cash flows from investing activities:
Purchases of marketable securities	(46,136)	(172,788)
Maturities of marketable securities	86,797	14,000
Purchases of property and equipment	(382)	(732)
Net cash provided by (used in) investing activities	40,279	(159,520)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	70,188	—
Proceeds from issuance of common stock pursuant to option exercises	572	342
Taxes paid related to net share settlement of restricted stock units	(936)	—
Proceeds from employee stock purchase plan	149	—
Proceeds from a financing arrangement	100	—
Repayment of loan	(88)	—
Net cash provided by financing activities	69,985	342
Effect of foreign currency exchange rate on cash and cash equivalents	—	(231)
Net increase (decrease) in cash and cash equivalents and restricted cash	85,930	(182,647)
Cash and cash equivalents and restricted cash at beginning of period	70,519	222,170
Cash and cash equivalents and restricted cash at end of period	$156,449	$39,523
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$38	$124

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

June 30, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Adverum Biotechnologies, Inc. (the “Company”) was incorporated in Delaware on July 17, 2006 as Avalanche Biotechnologies, Inc. and changed its name to Adverum Biotechnologies, Inc. on May 11, 2016. The Company is headquartered in Menlo Park, California. The Company is a gene therapy company targeting unmet medical needs in serious rare and ocular diseases. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies and early clinical trials, filing patent applications, obtaining regulatory agreements, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $283.9 million as of June 30, 2018. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations into 2020.

Follow-on Offerings— In February 2018, the Company completed an underwritten public offering for the sale of 10,222,235 shares of its common stock and raised total net proceeds of $64.5 million, after discounts and other issuance costs.

In August 2017, the Company entered into an at-the-market sales agreement with an agent for the sales of its common stock at market price (the “2017 stock offering agreement”). In January 2018, the Company issued and sold a total of 1,419,893 shares of its common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. Since then, during the six months ended June 30, 2018, no additional shares were issued and sold under the 2017 stock offering agreement.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

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

Accounting Standard Updates Recently Adopted

Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Effective January 1, 2018, the Company adopted the new revenue standards under Topic 606 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results are not adjusted and continue to be reported in accordance with the revenue standards under Topic 605. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Collaboration Agreement with Regeneron— Under Topic 606, the transaction price at contract inception was determined to be $8.0 million, which was related to the non-refundable upfront payment for license and research services. The arrangement also provides for additional payments to the Company when certain development and regulatory milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price at contract inception.  The transaction price of $8.0 million at contract inception was allocated to two performance obligations. The Company’s deferred revenue associated with its Regeneron collaboration agreement as of December 31, 2017 under Topic 605 was $6.5 million. As a result of adopting Topic 606, the Company recorded a $6.5 million reduction to its deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 as the performance obligations associated with the Regeneron deferred revenue were satisfied as of January 1, 2018. There was no outstanding deferred revenue associated with Regeneron as of March 31, 2018 or June 30, 2018.

Collaboration Agreement with Editas— Under Topic 606, the transaction price at contract inception was determined to be $1.0 million, which was related to the non-refundable upfront payment for license and research services. The arrangement provides for additional payments to the Company when certain development and regulatory milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price at contract inception.  The transaction price of $1.0 million at contract inception was allocated to a single performance obligation. The Company’s deferred revenue associated with its Editas collaboration agreement as of December 31, 2017 under Topic 605 was $0.5 million. As a result of adopting Topic 606, the Company recorded an increase of $0.4 million to its deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 due to differences in the timing of recognition under Topic 606.

During the three and six months ended June 30, 2018, we recognized revenue of $0.5 million and $0.7 million, respectively, associated with Editas. Our deferred revenue balance of $0.8 million as of June 30, 2018 was associated with Editas and is expected to be recognized over a period of four months as the research and development services are performed.

Under Topic 605, the Company’s revenue for the three and six months ended June 30, 2018 would have been $0.5 million and 1.1 million, respectively.

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

The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$56	$—	$—	$56
Level 2:
U.S. government and agency securities	24,606	—	(86)	24,520
Commercial paper	176,101	—	—	176,101
Corporate bonds	21,548	—	(20)	21,528
Certificates of deposit	6,120	—	—	6,120
Total cash equivalents and short-term investments	228,431	—	(106)	228,325
Less: cash equivalents	(148,900)	—	—	(148,900)
Total short-term investments	$79,531	$—	$(106)	$79,425

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$65	$—	$—	$65
Level 2:
U.S. government and agency securities	58,351	—	(145)	58,206
Commercial paper	71,427	—	—	71,427
Corporate bonds	38,354	1	(38)	38,317
Certificates of deposit	9,731	—	—	9,731
Total cash equivalents and short-term investments	177,928	1	(183)	177,746
Less: cash equivalents	(57,780)	—	—	(57,780)
Total short-term investments	$120,148	$1	$(183)	$119,966

As of June 30, 2018 and December 31, 2017, the fair value of the Company’s financing liability related to The Alpha-1 Project, Inc. (the “TAP financing”), which is classified within Level 3 in the fair value hierarchy, was $0.2 million. The Company elected the fair value option to account for this financing arrangement. The fair value of the financing arrangement was determined based on the expected value approach and is classified as Level 3 within the fair value hierarchy. The key unobservable inputs in the valuation model include timing of milestones, probability of achievement of development and commercial milestones, and a discount factor.

There were no transfers within the hierarchy during the three and six months ended June 30, 2018.

The Company’s marketable securities as of June 30, 2018 mature within one year. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether management has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. Management determined that the gross unrealized losses of $0.1 million on the Company’s marketable securities as of June 30, 2018 were temporary in nature. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of June 30, 2018.

4. Significant Agreements

Editas— In January 2018, the Company entered into an agreement to amend its collaboration, option and license agreement with Editas.  The Company originally entered into an agreement with Editas in August 2016 pursuant to which the Company and Editas collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology and the Company grants to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications. In January 2018, the Company and Editas extended the research collaboration, option and license agreement. In consideration for extending the agreement, Editas made a one-time, non-refundable cash payment of $0.5 million to the Company in February 2018. In June 2018, the Company and Editas entered into a subsequent amendment to the agreement to extend the Research period and First Option Exercise Date.

Under the terms of the agreement, as amended, Editas may exercise the option with respect to a designated initial indication until November 16, 2018. With respect to the four other indications, Editas may exercise the option until August 8, 2020, provided that the option will expire on August 8, 2019 if Editas has not exercised the option with respect to the initial indication or any other indication by such date. Upon Editas’ timely exercise of the option with respect to the designated initial indication, Editas will pay the Company a $1.3 million fee. For the first additional indication for which Editas timely exercises its option, Editas will pay the Company a $1.5 million fee. Upon each subsequent exercise of the option, Editas will pay the Company a $1.0 million fee per Indication. If Editas elects to develop a product using certain of the Company’s proprietary vectors, the Company will be eligible to receive up to $15.5 million in development and commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

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

Under Topic 606, the transaction price is $1.5 million related to the $1.0 million non-refundable upfront payment for license and research services at contract inception and the one-time, non-refundable cash payment of $0.5 million made by Editas in February 2018 in consideration for extending the agreement. The arrangement provides for additional payments to the Company when certain development and regulatory milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price.  The transaction price of $1.5 million was allocated to a single performance obligation, research and development.

During the three and six months ended June 30, 2018, the Company recognized revenue of $0.5 million and $0.7 million, respectively, associated with Editas. The Company’s deferred revenue balance of $0.8 million as of June 30, 2018 was associated with Editas and is expected to be recognized over a period of four months as the research and development services are performed.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Accrued professional services	$2,629	$2,295
Employee compensation	2,368	2,259
Accrued preclinical, clinical and process development costs	2,213	2,165
Other	1,140	245
Total accrued expenses and other current liabilities	$8,350	$6,964

6. Commitments and Contingencies

Leases

On June 28, 2018, the Company entered into a lease for laboratory, office and manufacturing space, which will serve as the Company’s new corporate headquarters. The Company expects to obtain control and access of the facility later in 2018. The term of the lease is ten years and also provides for two options to extend the lease term for a period of seven years each.  The Company is obligated to make lease payments totaling approximately $49.3 million over the initial term of the lease.

Under the lease, the Company will receive a tenant improvement allowance for the costs associated with the design, development and construction of tenant improvements for the leased facility. The Company has provided the landlord with a letter of credit in the amount of $1.0 million. The security for the letter of credit of $1.0 million is classified as restricted cash under long term assets on the balance sheet.

As of June 30, 2018, the aggregate future minimum payments under the Company’s leases are as follows:

Year ending December 31,	Future Commitments
(In thousands)
2018 (remaining 6 months)	$587
2019	3,344
2020	4,221
2021	4,683
2022	4,846
Thereafter	33,853
Total minimum lease payments	$51,534

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

In December 2015, a putative securities class action lawsuit was filed against the Company, the Company’s board of directors, underwriters of the Company’s January 13, 2015, follow-on public stock offering, and two of the Company’s institutional stockholders, in the Superior Court of the State of California for the County of San Mateo (“San Mateo Superior Court”). The complaint alleged that, in connection with the Company’s follow-on stock offering, the defendants violated the Securities Act by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA- 101 and the prospects of AVA-101. The complaint sought unspecified compensatory and rescissory damages, attorneys’ fees and other costs. The plaintiff has dismissed the two institutional stockholder defendants.

On March 16, 2017, the Company reached an agreement to settle the actions. The aggregate amount of the settlement was $13.0 million, of which $1.0 million was contributed by the Company to cover its indemnification obligations to the underwriters, and the remainder of which was contributed by the Company’s insurers. The Company and the defendants have denied and continue to deny each and all the claims alleged in the actions, and the settlement did not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. Notice of the settlement was provided to stockholders in the fall of 2017, and no stockholder objected to the settlement. On January 19, 2018, the San Mateo Superior Court entered a judgment and order finally approving the settlement. On February 5, 2018, the U.S. District Court entered an order dismissing the consolidated federal action with prejudice. No one appealed either order and the deadline for any such appeal has passed. The Company recorded $1.0 million as general and administrative expense during the three months ended March 31, 2017, when the amount and time of settlement became estimable and probable.

7. Equity Incentive Awards

The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	6,695	$4.51
Options granted	1,589	6.38
Options exercised	(1,489)	0.38
Options cancelled	(518)	5.98
Balance at June 30, 2018	6,277	$5.84	7.4	$10,653
Exercisable as of June 30, 2018	2,754	$6.93	5.8	$5,705

Restricted Stock Units (“RSUs”)

The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2017	2,515	$3.24	1.6
Granted	1,076	6.03
Vested and released	(571)	3.46
Forfeited	(424)	4.36
Outstanding at June 30, 2018	2,596	$4.16	1.8

Stock-Based Compensation Expense

The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Research and development	$821	$1,395	$3,199	$2,637
General and administrative	5,005	848	6,056	1,502
Total stock-based compensation expense	$5,826	$2,243	$9,255	$4,139

During the three months ended June 30, 2018, the Company recorded approximately $4.1 million of stock-based compensation expense as a result of the modification of the vesting and exercisability of stock awards associated with the departure of two of its executives.

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

The Company excluded approximately 9.0 million and 10.3 million shares of potentially dilutive securities as of June 30, 2018 and 2017, respectively, from the computations of diluted weighted-shares outstanding because their effect would be anti-dilutive.

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

We are advancing our robust pipeline of gene therapy candidates that are respectively designed to treat the rare disease alpha-1 antitrypsin (“A1AT”) deficiency, wet age-related macular degeneration (“wAMD”), and the rare disease hereditary angioedema (“HAE”).

ADVM-043 is designed as a single-administration treatment with the potential to induce stable, long-term A1AT protein levels, or expression. In a preclinical proof-of-concept study, ADVM-043 demonstrated robust protein expression above therapeutic levels in mice following either IV or intrapleural (“IP”) administration. In another study in non-human primates, evidence of stable long-term expression of hA1AT messenger RNA was observed out to one year following IP administration of ADVM-043.

For the treatment of A1AT deficiency, we are advancing our gene therapy product candidate ADVM-043, AAVrh.10-A1AT, in an ongoing Phase 1/2 clinical trial (the “ADVANCE trial”). The ADVANCE trial is a multi-center, open-label, dose-escalation study. The study will include up to 20 patients across four planned dosing cohorts of up to five patients each. In Cohort 1, two patients were dosed and were evaluated following a single intravenous (administration of ADVM-043 at a dose of ~1E12 vg/kg (8E13 total vg). In Cohort 2, two patients were dosed and evaluated with a single intravenous administration of ADVM-043 at a dose of ~5E12 vg/kg (4E14 total vg). Based on a review of the preliminary safety data, the independent data monitoring committee (“DMC”) recommended proceeding to Cohort 3 and we have recently dosed the first patient in Cohort 3. Patients in Cohort 3 will receive a single intravenous administration of ADVM-043 at a dose of ~1.5E13 vg/kg (1.2E15 total vg). Per protocol, patients being treated with standard-of-care weekly intravenous (“IV”) infusions of A1AT protein are required to wash out for at least two months prior to receiving ADVM-043 and are required to remain off of A1AT protein augmentation therapy for a minimum of three months after dosing with ADVM-043. The primary endpoint in the ADVANCE trial is safety and tolerability, and secondary endpoints include changes in plasma concentrations of both total and M-specific A1AT levels. We expect to report preliminary data from patients in Cohorts 1 through 3 in this trial by the end of the year. We plan to use this data to inform next steps, including potential further dose escalation. Further details about the study can be found at ClinicalTrials.gov under trial identifier number NCT02168686.

For wAMD, we are advancing our gene therapy product candidate ADVM-022, AAV.7m8-aflibercept. ADVM-022 utilizes a proprietary vector capsid (AAV.7m8) carrying an aflibercept coding sequence under the control of a proprietary expression cassette and is administered as a single intravitreal injection. Vascular Endothelial Growth Factor (“VEGF”) overexpression can lead to wAMD progression and vision loss and aflibercept is currently used as an anti-VEGF treatment that needs to be administered frequently to patients (every 4-8 weeks). Reduced compliance with the current approved treatment regimen is associated with decreased efficacy. ADVM-022 is designed to provide sustained therapeutic levels of aflibercept and to minimize the burden of frequent anti-VEGF injections. We recently submitted an Investigational New Drug (“IND”) application for ADVM-022 with the U.S. Food and Drug Administration (“FDA”) to initiate a Phase 1 clinical trial in patients with wAMD.

In May 2018, we presented long-term preclinical efficacy data on ADVM-022 at the American Society of Gene & Cell Therapy 21st Annual Meeting. In this preclinical study, in non-human primate models of wAMD, the efficacy of ADVM-022 at 13 months post-administration was consistent with earlier reported data, demonstrating that single intravitreal injection of ADVM-022 was found to be safe and statistically significant (p<0.0001) in preventing the development of Grade IV lesions compared to the untreated vehicle control group. ADVM-022 induced long-term efficacy that was comparable to aflibercept, an anti- VEGF standard-of-care therapy. In this preclinical study, ADVM-022 was well-tolerated, with no serious adverse events.

For treatment of the rare disease HAE, we are advancing our gene therapy product candidate ADVM-053, AAVrh.10-C1EI. ADVM-053 is designed as a single-administration treatment with the potential to provide sustained levels of the C1 esterase inhibitor (“C1EI”)

protein to eliminate protein concentration variability and prevent breakthrough angioedema attacks. In preclinical studies, a single IV administration of ADVM-053 increased C1EI protein expression above therapeutic levels and decreased vascular permeability in a mouse model of HAE. We plan to submit an IND application with the U.S. FDA for ADVM-053 to treat patients with HAE in the fourth quarter of 2018.

Our earlier-stage research programs include gene therapy product candidates targeting cardiomyopathy associated with Friedreich’s ataxia (“FA”) and blue cone monochromacy (“BCM”).

Our partnered programs include vectors we are developing under collaboration agreements. Under an agreement with Editas Medicine, Inc. (“Editas”) we are leveraging our AAV-vectors for use with Editas’ leading CRISPR-based genome editing technologies to treat up to five inherited retinal diseases. Our agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) provides for development of up to eight distinct ocular therapeutic targets, four of which are already identified, including AVA-311 for the treatment of juvenile X-Linked Retinoschisis.

In June 2018 we signed a lease with an initial 10-year term for a new facility in Redwood City, California which we plan to occupy in the second half of 2019. This facility will serve as our new corporate headquarters and will include over 80,000 square feet of office, manufacturing, and laboratory space. We believe this facility will enable us to expand our manufacturing process development activities at the 2000-liter scale, as well as offer the opportunity for future cGMP manufacturing of our clinical trial material.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2018, we had an accumulated deficit of $283.9 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.

We entered into our collaboration and license arrangements with Regeneron in May 2014 and Editas in August 2016, which are revenue-generating arrangements. We currently have no clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are contracted out to third parties. Additionally, we use third-party clinical research organizations (“CROs”) to carry out our clinical development and we do not have a sales organization.

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

In August 2017, we entered into an at-the-market sales agreement with an agent for the sales of our common stock at market price (the “2017 stock offering agreement”). Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. Since then, during the six months ended June 30, 2018, no additional shares were issued and sold under the 2017 stock offering agreement. Under the 2017 stock offering agreement, we have sold a total of 6,550,232 shares of our common stock at market prices, raising total net proceeds of $22.5 million, after issuance costs.

In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of $64.5 million, after discounts and other issuance costs.

As of June 30, 2018, we had $234.9 million in cash, cash equivalents and short-term investments. We believe that we have sufficient funds to continue our operations into 2020.

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

We expense research and development costs as incurred. We defer and expense advance payments for goods or services for future research and development activities as the goods are delivered or the related services are performed.

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

Other Income, Net

Other income, net primarily consists of interest income on our cash equivalents and investments in marketable securities.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”), which significantly reforms the Internal Revenue Code of 1986, as amended. The Act contains broad and complex changes to corporate taxation, including in part reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings.  On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because we are still in the process of analyzing certain provisions of the Act including the application of new executive compensation limitation provisions under Internal Revenue Section 162(m) in accordance with SAB 118, we determined that the adjustment to our deferred taxes was a provisional amount.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.  Except as noted below, there have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K (Annual Report) as filed with the SEC, on March 6, 2018.

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

Collaboration Agreement with Regeneron— Under Topic 606, the transaction price at contract inception was determined to be $8.0 million, which was related to the non-refundable upfront payment for license and research services. The arrangement also provides for additional payments to us when certain development and regulatory milestones are achieved. Because these milestone payments are not within our control and are not considered probable of being achieved until the events occur, we did not include them in the transaction price at contract inception.  The transaction price of $8.0 million at contract inception was allocated to two performance obligations. Our deferred revenue associated with Regeneron collaboration agreement as of December 31, 2017 under Topic 605 was $6.5 million. As a result of adopting Topic 606, we recorded a $6.5 million reduction to our deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 as the performance obligations associated with the Regeneron deferred revenue were satisfied as of January 1, 2018. There was no outstanding deferred revenue associated with Regeneron as of March 31, 2018 or June 30, 2018.

Collaboration Agreement with Editas— Under Topic 606, the transaction price is $1.5 million related to the $1.0 million non-refundable upfront payment for license and research services at contract inception and the one-time, non-refundable cash payment of $0.5 million made by Editas in February 2018 in consideration for extending the agreement. The arrangement provides for additional payments to us when certain development and regulatory milestones are achieved. Because these milestone payments are not within our control and are not considered probable of being achieved until the events occur, we did not include them in the transaction price.  The transaction price of $1.5 million was allocated to a single performance obligation, research and development. Our deferred revenue associated with Editas collaboration agreement as of December 31, 2017 under Topic 605 was $0.5 million. As a result of adopting Topic 606, we recorded an increase of $0.4 million to our deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 due to differences in the timing of recognition under Topic 606.

During the three and six months ended June 30, 2018, we recognized revenue of $0.5 and $0.7 million, respectively, associated with Editas. Our deferred revenue balance of $0.8 million as of June 30, 2018 was associated with Editas and is expected to be recognized over a period of four months as the research and development services are performed.

Under Topic 605, our revenue for the three and six months June 30, 2018 would have been $0.5 and $1.1 million, respectively.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)
Collaboration and license revenue	$493	$463	$30	$709	$925	$(216)
Operating expenses:
Research and development	11,217	8,492	2,725	24,011	17,553	6,458
General and administrative	9,179	4,064	5,115	14,547	12,053	2,494
Total operating expenses	20,396	12,556	7,840	38,558	29,606	8,952
Operating loss	(19,903)	(12,093)	(7,810)	(37,849)	(28,681)	(9,168)
Other income, net	1,093	663	430	1,839	1,152	687
Net loss	$(18,810)	$(11,430)	$(7,380)	$(36,010)	$(27,529)	$(8,481)

Revenue

Our revenue for the three and six months ended June 30, 2018 was related to research services provided to Editas under our collaboration agreement with Editas while our revenue for the three and six months ended June 30, 2017 was related to license and research services under our collaboration agreements with Regeneron and Editas. We recognized our collaboration revenue for the three and six months ended June 30, 2018 under Topic 606, which we adopted effective January 1, 2018. We recognized our collaboration revenue for the three and six months ended June 30, 2017 under Topic 605.  Under Topic 605, our revenue for the three and six months June 30, 2018 would have been $0.5 million and $1.1 million, respectively.

Research and Development Expense

Research and development expense increased to $11.2 million for the three months ended June 30, 2018, from $8.5 million for the three months ended June 30, 2017. This increase was primarily due to an overall increase in research and development activity, including $1.2 million of higher costs associated with our clinical trial for ADVM-043 for A1AT deficiency, $0.6 million of higher material production costs related to our wAMD and HAE programs to support our plans to initiate clinical trials,  $0.6 million of higher outside research and development services and $0.6 million in higher compensation and benefits, offset in part by $0.4 million of lower consultants and contractors costs.

Research and development expense increased to $24.0 million for the six months ended June 30, 2018, from $17.6 million for the six months ended June 30, 2017. This increase was primarily due to an overall increase in research and development activity, including $2.7 million of higher compensation and benefits, $2.7 million of higher material production costs related to our wAMD and HAE programs to support our plans to initiate clinical trials, $0.9 million of higher costs associated with our clinical trial for ADVM-043 for A1AT deficiency.

For the periods presented, our research and development activities are attributable to our A1AT deficiency, wAMD and HAE programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in our three lead gene therapy programs and earlier-stage research programs.

General and Administrative Expense

General and administrative expense increased to $9.2 million for the three months ended June 30, 2018, from $4.1 million for the three months ended June 30, 2017. The increase in general and administrative expense was primarily due to $4.4 million in severance-related expenses, predominantly stock-based compensation expenses as a result of the modification of the vesting and exercisability of stock awards associated with the departure of our previous chief executive officer, and $0.7 million in increased compensation and benefit expenses and professional services fees.

General and administrative expense increased to $14.5 million for the six months ended June 30, 2018, from $12.1 million for the six months ended June 30, 2017. The increase in general and administrative expense was primarily due to $5.0 million in severance-related expenses, predominantly stock-based compensation expenses as a result of the modification of the vesting and exercisability of stock awards associated with the departure of our previous chief executive officer, and $0.4 million in increased professional fees, partially offset by lower legal expenses as the six months ended June 30, 2017 included settlement costs associated with the stockholder lawsuit and $2.3 million for the termination of our master service agreement with Cornell.

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

Other Income, Net

The increase in other income, net was primarily due to higher interest income from our investments in marketable securities as we invested in higher yield securities, as well as higher average invested balances.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and as of June 30, 2018, we had an accumulated deficit of $283.9 million. As of June 30, 2018, we had $234.9 million in cash, cash equivalents and short-term investments compared to $190.5 million as of December 31, 2017. We believe that our existing cash and cash equivalents as of June 30, 2018 will be sufficient to fund our operations into 2020.

In August 2017, we entered into the 2017 stock offering agreement. Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. Since then, during the six months ended June 30, 2018, no additional shares were issued and sold under the 2017 stock offering agreement. We have sold a total of 6,550,232 million shares of our common stock at market prices pursuant to the 2017 stock offering agreement,  raising total net proceeds of $22.5 million, after issuance costs.

In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of $64.5 million, after discounts and other issuance costs.

In June 2018, we entered into a lease for a facility located in Redwood City, California, that will serve as our new corporate headquarters and will include over 80,000 square feet of office, manufacturing, and laboratory space. We believe this facility will enable us to expand our manufacturing process development activities at the 2000-liter scale, as well as offer the opportunity for future cGMP manufacturing of our clinical trial material.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs, and expenses to build out our new facility. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our planned preclinical trials and current and future clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future.

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

Cash Flows

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(24,334)	$(23,238)
Net cash provided by (used in) investing activities	40,279	(159,520)
Net cash provided by financing activities	69,985	342
Effect of foreign currency exchange rate	—	(231)
Net increase (decrease) in cash and cash equivalents and restricted cash	$85,930	$(182,647)

Cash Used in Operating Activities

During the six months ended June 30, 2018, net cash used in operating activities was primarily as a result of the net loss of $36.0 million, partially offset by $10.3 million of non-cash charges mainly related to stock-based compensation expense and depreciation and amortization expense and $1.3 million of net decrease in operating assets and liabilities.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018 consisted of $86.8 million resulting from the maturities of marketable securities, partially offset by $46.1 million of purchases of marketable securities and $0.4 million of purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2017, was $159.5 million, primarily due to $172.8 million of purchases of marketable securities and $0.7 million of purchases of property and equipment, partially offset by $14.0 million of maturities of marketable securities.

Purchases of property and equipment primarily consisted of the acquisition of laboratory equipment to support our research and development activities.

Cash Provided by Financing Activities

Net cash provided by financing activities for six months ended June 30, 2018 consisted of $70.2 million of the net proceeds from the sales of our common stock, $0.7 million of the proceeds from the exercises of stock options and employee stock purchases and $0.1 million of the proceeds from our financing arrangement with the Alpha-1 Project, Inc., partially offset by $0.9 million in taxes paid relating to net share settlement of restricted stock units and $0.1 million repayment of our Banque Publique d’Investissement (“BPI France”) loan.

Net cash provided by financing activities of $0.3 million for the six months ended June 30, 2017 was a result of the proceeds from exercises of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2018:

	Payment Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$1,926	$13,318	$10,034	$26,256	$51,534
Master service agreement with Cornell (1)	2,000	—	—	—	2,000
BPI financing	121	289	—	—	410
Contractual obligations (2)	4,031	—	—	—	4,031
Total	$8,078	$13,607	$10,034	$26,256	$57,975

(1)

Costs associated with the termination of the master service agreement with Cornell are recorded within accrued expenses and other current liabilities in our consolidated balance sheet as of June 30, 2018.

(2)	Related to our contract manufacturing with a vendor for materials production for our three programs, ADVM-022, ADVM-043 and ADVM-053.

Our contractual obligations have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows:

In June 2018, we entered into a lease for a facility located in Redwood City, California, that will serve as our new corporate headquarters and will include over 80,000 square feet of office, manufacturing, and laboratory space. We believe this facility will enable us to expand our manufacturing process development activities at the 2000-liter scale, as well as offer the opportunity for future cGMP manufacturing of our clinical trial material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were not material changes to our exposure to market risk during the six months ended June 30, 2018.  For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including Leone Patterson, our Chief Financial Officer and Interim President and Chief Executive Officer, who is currently serving as both our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, Ms. Patterson concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2018, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

In December 2015, a putative securities class action lawsuit was filed against us, our board of directors, underwriters of our January 13, 2015, follow-on public stock offering, and two of our institutional stockholders, in the Superior Court of the State of California for the County of San Mateo (“San Mateo Superior Court”). The complaint alleged that, in connection with our follow-on stock offering, the defendants violated the Securities Act by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA- 101 and the prospects of AVA-101. The complaint also sought unspecified compensatory and rescissory damages, attorneys’ fees and other costs. The plaintiff has dismissed the two institutional stockholder defendants.

On March 16, 2017, we reached an agreement to settle the asserted actions. The aggregate amount of the settlement was $13.0 million, of which $1.0 million was contributed by us to cover our indemnification obligations to the underwriters, and the remainder of which was contributed by our insurers.  We and the defendants have denied and continue to deny each and all of the claims alleged in the actions, and the settlement did not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. Notice of the settlement was provided to stockholders in the fall of 2017, and no stockholder objected to the settlement. On January 19, 2018, the San Mateo Superior Court entered a judgment and order finally approving the settlement. And on February 5, 2018, the U.S. District Court entered an order dismissing the consolidated federal action with prejudice. No one appealed either order and the deadline for any such appeal has passed. We recorded $1.0 million as general and administrative expense during the three months ended March 31, 2017, when the amount and time of settlement became estimable and probable.

Item 1A.	Risk Factors

Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for those risk factors below designated by an asterisk (*). You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. As of June 30, 2018, we had an accumulated deficit of $283.9 million. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

We expect that our cash and cash equivalents will be sufficient to fund our lead gene therapy programs into 2020. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts.

As of June 30, 2018, our cash, cash equivalents and short-term investments were approximately  $234.9 million. We currently expect this cash, cash equivalents and short-term investments to fund our planned operations into 2020. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials and expected expenses to be incurred in connection with the build out of our new facility, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our lead product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.

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
•

the costs and timing for process development scale up and for obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;

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

Risks Related to the Discovery and Development of Our Product Candidates

Our business will depend substantially on the success of one or more of ADVM-043, ADVM-022, and ADVM-053, our lead product candidates. If we are unable to develop, obtain regulatory approval for, or successfully commercialize, any or all of our lead product candidates, our business will be materially harmed.

Our lead product candidates are in the early stages of development and will require substantial clinical development and testing, manufacturing process improvement and validation, bridging studies and regulatory approval prior to commercialization. For ADVM-043, we are conducting the ADVANCE trial in patients with A1AT deficiency. For ADVM-022, we have recently submitted an IND application to initiate a Phase 1 clinical trial in wAMD patients. For ADVM-053, we are continuing pre-clinical development to support our planned IND application. It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these lead product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

Regulatory requirements governing gene and cell therapy products have changed and may continue to change in the future. Gene therapy clinical trials may be subject to review by the NIH Office of Science Policy’s Recombinant DNA Advisory Committee (“RAC”). Clinical trial sites in the U.S. that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or risk needing NIH pre-approval before conducting such research. As such, although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if warranted, can impede the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review.

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, financial condition, results of operations, and prospects and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that may ultimately prove to be unsuccessful.

Except for our ongoing ADVANCE Phase 1/2 trial, our product candidates or proprietary viral vectors have not been tested in clinical trials.

Drug development has inherent risk. Except for our ADVANCE Phase 1/2 trial, which was initiated in December 2017, we have not conducted human clinical trials to evaluate any of our current product candidates, and we may experience unexpected results in the future. We, or any licensee or development partner, will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates or another party’s product candidate containing one of our proprietary viral vectors are safe and effective for use in their target indications before seeking regulatory approvals for commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors. Any such delay or failure could significantly harm our business, prospects, financial condition and results of operations.

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

*Preliminary and interim data from our clinical trials that we may announce or publish from time to time may change as each clinical trial progresses.

From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results.

Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. As a result, preliminary and interim data should be viewed with caution until the final data from a locked database are available. Further, patients may discontinue on protocols as specified in a clinical trial protocol.  For example, in our ADVANCE trial, per protocol, patients who were previously being treated with standard-of-care weekly IV infusions of A1AT protein are required to wash out for at least two months prior to receiving ADVM-043 and are required to remain off of A1AT protein augmentation therapy for a minimum of three months after dosing with ADVM-043.

Material adverse changes in the final data compared to preliminary or interim data, could significantly harm our business, prospects, financial condition and results of operations.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We initiated the ADVANCE Phase 1/2 trial in patients with A1AT deficiency in December 2017. Identifying and qualifying patients to participate in the ADVANCE trial and future planned clinical trials for ADVM-053 and ADVM-022 will be critical to our success. The timing of future clinical trials will depend on the speed at which we can recruit patients to participate in future testing of these product candidates.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of patients with the relevant disease we are targeting for the ADVANCE Phase 1/2 trial and any future clinical trials for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study.

In particular, ADVM-043 and ADVM-053 are designed to treat rare genetic disorders with limited patient pools from which to draw for clinical trials. ADVM-043 is focused on the treatment of patients with A1AT deficiency. It is estimated that A1AT deficiency affects approximately 100,000 individuals in the U.S.

ADVM-053 is focused on the treatment of patients with HAE. The prevalence of HAE is estimated to be between 1 in 10,000 to 1 in 50,000, impacting approximately 8,000 individuals in the United States. Enrollment of eligible patients with orphan diseases like A1AT and HAE may be limited or slower than we anticipate, in light of the small patient populations involved. We plan to seek initial marketing approval of these product candidates in the U.S. and Europe and we may not be able to initiate clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or the EMA or other regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly.

Further, if patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or inadequate results in our preclinical studies or clinical trials or for other reasons, including competitive clinical trials for similar patient populations or available approved therapies, our recruitment of patients, conduct of preclinical studies or clinical trials and ability to obtain regulatory approval of our product candidates may be hindered.

Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. For example, generalized public backlash developed against gene therapy following the death in September 1999 of an 18-year-old who had volunteered for a gene therapy experiment at the University of Pennsylvania. Researchers at the university had infused the volunteer’s liver with a gene aimed at reversing a rare metabolic disease of the liver. The procedure triggered an extreme immune-system reaction that caused multiple-organ failure in a very short time, leading to the first death to occur as a direct result of a gene therapy experiment. In addition, in 2003, 20 patients treated for X-linked severe combined immunodeficiency in two gene therapy studies using a murine gamma-retroviral vector showed correction of the disease, but the studies were terminated after five patients developed leukemia (four of whom were subsequently cured). The cause of these adverse events was shown to be insertional oncogenesis, which is the process whereby the corrected gene inserts near a gene that is important in a critical cellular process like growth or division, and this insertion results in the development of a cancer (often leukemia). Using molecular diagnostic techniques, it was determined that clones from these patients showed retrovirus insertion in proximity to the promoter of the LMO2 proto-oncogene. Earlier generation retroviruses like the one used in these two trials have been shown to preferentially integrate in regulatory regions of genes that control cell growth. Although none of our current product candidates utilize the gamma-retroviruses used in the 2003 studies, and our vectors are designed not to integrate into the patient’s genome, our product candidates do use a viral vector delivery system. If patients negatively associate our product candidates with the adverse events caused by previous gene therapy products, they may not choose to enroll in our clinical trials, which would have a material adverse effect on our business and operations.

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

During the conduct of preclinical studies and clinical trials, patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomforts may be reported from time-to-time in clinical trials of our product candidates. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates has side effects or causes serious or life-threatening side effects, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, financial condition and results of operations.

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

There is no guarantee that any CROs, investigators or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, fails to meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any BLA we submit to the FDA. Any such delay or rejection could prevent us from commercializing our product candidates.

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

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent or despite of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Such violations could also result in civil and/or criminal penalties. Any such remedial measures or other civil and/or criminal penalties imposed upon us or third parties with whom we contract could materially harm our business.

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

Before we can initiate clinical trials in the U.S. for our product candidates, we need to submit the results of preclinical testing to the FDA, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays with any regulatory body or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA failing to grant permission to proceed or placing the clinical trial on hold;
•	patients failing to enroll or remain in our trial at the rate we expect;
•	patients choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	patients experiencing severe or unexpected drug-related adverse effects;
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

•	one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional patients, or withdrawing its approval of the trial.

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

We intend to obtain orphan drug designation for ADVM-043, ADVM-053, and any of our other product candidates that we believe could qualify, but there can be no assurances that the FDA or the European Commission will grant any of such requests. Additionally, the designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

*Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

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

A number of cell and gene therapy products recently have been approved by the FDA. Although the U.S. Center for Medicare & Medicaid Services (“CMS”) approved its first method of coverage and reimbursement for one such product, the methodology has been subject to challenge by members of Congress. CMS’s decision as to coverage and reimbursement for one product does not mean that all similar products will be eligible for analogous coverage and reimbursement. As there is no uniform policy for coverage and reimbursement amongst third-party payors in the United States, even if CMS approves coverage and reimbursement for any of our product candidates, it is unclear what affect, if any, such a decision will have on our ability to obtain and maintain coverage and adequate reimbursement from other private payors.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Further, in July 2018, CMS announced that it has suspended further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act.

Other legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken.

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

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

We have to develop the manufacturing process for late stage clinical product, and our current process has not been fully characterized and therefore is open to potential variations that could lead to defective product or a product that does not meet specification.

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

We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, biotechnology, and gene therapy companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates and gene therapies in development or being commercialized by our competitors for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in our target disease areas, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering patients for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates, including ADVM-022. For example, if we continue clinical development of, and seek to commercialize, ADVM-022, it will compete with a variety of therapies currently marketed and in development for wAMD, using therapeutic modalities such as biologics, small molecules and gene therapy. Lucentis®, EYLEA® and Avastin® are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wAMD. There are several other companies with marketed products or products in development for the treatment of wAMD, including Alcon; Allegro Ophthalmics, LLC; Allergan; Apellis Pharmaceuticals; Graybug Vision, Inc.; Bayer, Hoffmann-La Roche Ltd.; Genentech,

Inc.; Iconic Therapeutics, Inc.; Novartis AG; Ophthotech Corporation; Opthea Ltd.; OxfordBioMedica; PanOptica, Inc; Regeneron Pharmaceuticals, Inc.; REGENXBIO, Inc; Santen Pharmaceutical Co., Ltd.; SciFluor Life Sciences, LLC;  and Bausch Health Companies Inc.

For the treatment of A1AT deficiency and HAE, we know of a number of products currently in development that aim to reduce the frequency of injection, improve the route of administration, and deliver better efficacy compared to the standard-of-care treatments available today. There are several companies with products for A1AT deficiency in clinical development, including Kamada Ltd. For the treatment of HAE, there are several companies with products in clinical development, including CSL Behring LLC, Biocryst Pharmaceuticals Inc., Ionis Pharmaceuticals, Inc., and Shire PLC.

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

We are dependent on the services of our key executives and clinical and scientific staff, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.

We are dependent on the principal members of our management, clinical and scientific staff. The loss of service of any of our management or clinical or scientific staff could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel.  In particular, our Chief Executive Officer and Chief Medical Officer have recently left our company, and our success is dependent on our ability to identify, hire and retain a Chief Executive Officer and Chief Medical Officer.  If we are not able to retain our management, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, including a Chief Executive Officer and Chief Medical Officer, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

We may not be able to attract or retain qualified management, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. Our industry has experienced a high rate of turnover of management and scientific personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.  In addition, the fact that our current Chief Executive Officer and Chief Medical Officer are serving on an interim basis, and are serving in dual roles that may result in significant time constraints and burdens on performing each such role (for example, our interim Chief Executive Officer is also our Chief Financial Officer), any difficulties we may have in hiring a Chief Executive Officer or Chief Medical Officer, and the hiring of a Chief Executive Officer or Chief Medical Officer, may be disruptive to our business and personnel.

Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We may encounter difficulties in managing our growth and expanding our operations successfully.

We had 86 full-time employees as of June 30, 2018. We will need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

If we fail to comply with applicable state and federal healthcare laws, we may be subject to civil or criminal penalties and/or exclusion from federal and/or state healthcare programs.

In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, physician payment transparency and privacy and security laws and regulations. Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formula managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Many states have similar laws that apply to their state health care programs as well as private payers.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers, under the federal Physician Payments Sunshine Act, for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information, upon health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services for them involving individually identifiable health information. In the event we are subject to HIPAA, and fail to properly maintain the privacy and security of certain individually identifiable health information, or we are responsible for an inadvertent disclosure or security breach of such individually identifiable health information, we could be subject to enforcement measures, including civil and criminal penalties and fines for violations of state and federal privacy or security standards, such as HIPAA and HITECH, and their respective implementing regulations. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. HIPAA, HITECH and comparable state laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Any liability from failure to comply with the requirements of these laws, to the extent such requirements are deemed to apply to our operations, could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities.  Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply.  For example, the EU has adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and introduced strict requirements for processing personal data.  The GDPR is likely to increase compliance burden on us, including by mandating potentially burdensome documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them.  The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators.  In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of the annual global revenue.  As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

*We have entered into a new lease for new executive office space and lab space, which new space may be more costly to build out than we anticipate and may not provide all of the functionality we expect, which could cause us to incur unanticipated costs.

In June 2018, we entered into a lease for a building located in Redwood City, California, which we plan to occupy in the second half of 2019. This facility will serve as our new corporate headquarters and will include over 80,000 square feet of office, manufacturing, and laboratory space. We believe this facility will enable us to expand our manufacturing process development activities at the 2000- liter scale, as well as offer the opportunity for future cGMP manufacturing of our clinical trial material. There can be no assurance that the cost of building out this space will not be significantly more than we expect, or that the functionality of this space will be as we expect.  Further, we are not developing this space for commercial manufacturing production, and so will continue to need to rely upon our limited number of suppliers for the manufacturing of production of our vector product candidates if they are approved.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2017, we cannot assure that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to implement and maintain effective internal control over financial reporting, including failure to remediate any material weaknesses we or our auditors identify, could also restrict our future access to the capital markets.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed above and others such as:

•	our plans regarding further development of ADVM-043, ADVM-053, or ADVM-022;
•	our ability to enroll and dose patients in any clinical trials that are ongoing or we plan to conduct in the future;
•	our ability to obtain regulatory approvals for our product candidates and delays or failure to obtain such approvals;

•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the U.S. and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	failure to maintain our existing third-party license and collaboration agreements;
•	delays in manufacturing adequate supply of our product candidates;
•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

*We have been subject to securities class action lawsuits in the past, and could be subject to additional such lawsuits in the future, which could result in substantial losses and may divert management’s time and attention from our business.

In the past, we and certain of our former officers were involved in purported securities class action lawsuits, which have since been settled.  The purported securities class action lawsuits asserted that the defendants violated the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, and alleged that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101 and the prospects of AVA-101. We settled these lawsuits for $13.0 million, of which $1.0 million we contributed to cover our indemnification obligations to the underwriters, and the remainder was contributed by our insurers. Any future litigation of this type could result in payment of damages or settlement fees and diversion of management’s attention and resources, any of which could adversely impact our business. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to focus fully on our business activities.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on August 22, 2017, pursuant to which we registered for sale up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to our sales agreement with Cowen. Pursuant to the sales agreement, we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. We may seek to raise additional capital at any time. In January 2018, we issued and sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million. We have sold a total of 6,550,232 shares of our common stock at market prices pursuant to the 2017 stock offering agreement and raised total net proceeds of $22.5 million. Further, pursuant to the universal shelf registration statement, in February 2018, we completed the issuance of 10,222,235 shares of our common stock at $6.75 per share in an underwritten public offering for net proceeds to us of $64.5 million. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. For example, in May 2016, we issued 14,087,246 shares of our common stock to Annapurna’s shareholders as consideration for all of the outstanding shares of Annapurna. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

The comprehensive tax reform bill could adversely affect our business, results of operations and financial condition.

On December 22, 2017, new legislation known as the Tax Cuts and Jobs Act of 2017 was signed into law that significantly revises the Internal Revenue Code of 1986, as amended (the “Code”). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including adoption of a flat 21% corporate tax rate, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income and elimination of carrybacks of such net operating losses, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations for tax years beginning after January 1, 2018, mandatory capitalization of research and development expenses beginning in 2022, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business, results of operations and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 5, 2014, we completed our IPO and issued 6,900,000 shares of our common stock at an initial offering price of $17.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File Nos. 333-197133 and 333-197739), which was declared effective by the SEC on July 30, 2014. The joint book-running managers for the IPO were Jefferies LLC, Cowen and Company, LLC, and Piper Jaffray & Co. The aggregate offering price to the public for the shares sold in the IPO was $117.3 million. We received net proceeds from the IPO of approximately $106.5 million, after deducting underwriting discounts and commissions of approximately $8.2 million and expenses of approximately $2.6 million payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

We have discontinued development of AVA-101, and therefore we will not use approximately $20.0 million of our net proceeds from the IPO to fund Phase 3 research and development startup activities for a future AVA-101 study, as we had described in our final prospectus filed with the SEC on July 31, 2014 pursuant to Rule 424(b) of the Securities Act. Instead, we have reallocated such proceeds to fund research and development expenses for additional studies for ADVM-022 for wAMD, ADVM-043 for A1AT deficiency, and ADVM-053 for HAE.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

10.1	June 2018 Compensation Actions with Interim Chief Executive Officer and Chief Science and Technology Officer	001-36579	8-K	June 15, 2018	Item 5.02

10.2	Lease dated as of June 28, 2018, between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC					X

10.3	June 5, 2018, amendment to Editas Agreement.					X

10.4	Non-Employee Director Compensation Arrangements					X

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

Date: August 8, 2018	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Leone Patterson
Leone Patterson
Chief Financial Officer and Interim President and Chief Executive Officer (Principal Executive and Financial Officer)