Form 10-Q
period 2018-09-30
Adverum Biotechnologies, Inc.
filed 2018-11-08
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018 there were 62,868,379 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,673	$70,519
Short-term investments	58,209	119,966
Prepaid expenses and other current assets	4,292	3,256
Total current assets	222,174	193,741
Property and equipment, net	2,594	3,024
Restricted cash	999	–
Deposit and other long-term assets	140	140
Intangible asset	–	5,000
Total assets	$225,907	$201,905
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,736	$1,731
Accrued expenses and other current liabilities	7,777	6,964
Deferred rent, current portion	482	129
Deferred revenue, current portion	70	1,850
Total current liabilities	10,065	10,674
Deferred rent, net of current portion	102	222
Deferred revenue, net of current portion	–	5,250
Deferred tax liability	—	1,250
Other noncurrent liabilities	187	481
Total liabilities	10,354	17,877
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2018 and December 31, 2017; 62,826,416 and 49,015,339 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	521,285	439,048
Accumulated other comprehensive loss	(854)	(963)
Accumulated deficit	(304,884)	(254,062)
Total stockholders’ equity	215,553	184,028
Total liabilities and stockholders' equity	$225,907	$201,905

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Collaboration and license revenue	$833	$463	$1,542	$1,388
Operating expenses:
Research and development	14,480	10,272	38,491	27,825
General and administrative	4,826	4,762	19,373	16,815
Impairment of intangible asset	5,000	—	5,000	—
Total operating expenses	24,306	15,034	62,864	44,640
Operating loss	(23,473)	(14,571)	(61,322)	(43,252)
Other income, net	1,265	742	3,104	1,894
Net loss before income tax benefit	(22,208)	(13,829)	(58,218)	(41,358)
Income tax benefit	1,250	—	1,250	—
Net loss	(20,958)	(13,829)	(56,968)	(41,358)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	53	35	129	(102)
Foreign currency translation adjustment	—	(183)	(21)	(442)
Comprehensive loss	$(20,905)	$(13,977)	$(56,860)	$(41,902)
Net loss per share -basic and diluted	$(0.34)	$(0.32)	$(0.94)	$(0.97)
Weighted-average common shares used to compute net loss per share - basic and diluted	62,454	43,381	60,856	42,849

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net loss	$(56,968)	$(41,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,361	1,592
Stock-based compensation expense	12,250	6,839
Amortization of premium and accrued interest on marketable securities	199	419
Impairment of intangible asset	5,000	—
Other	(15)	60
Changes in operating assets and liabilities:
Accounts receivable, net	—	886
Prepaid expenses and other current assets	(1,518)	(136)
Accounts payable	5	166
Accrued expenses and other current liabilities	353	(208)
Restructuring liabilities	—	(25)
Deferred revenue	(884)	(1,388)
Deferred rent	233	(70)
Deferred tax liability	(1,250)	—
Net cash used in operating activities	(41,234)	(33,223)
Cash flows from investing activities:
Purchases of marketable securities	(55,924)	(201,038)
Maturities of marketable securities	117,993	45,061
Purchases of property and equipment	(652)	(918)
Net cash provided by (used in) investing activities	61,417	(156,895)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	70,189	—
Proceeds from issuance of common stock pursuant to option exercises	687	312
Taxes paid related to net share settlement of restricted stock units	(1,037)	(292)
Proceeds from employee stock purchase plan	149	83
Proceeds from a financing arrangement	100	—
Repayment of loan	(118)	—
Net cash provided by financing activities	69,970	103
Effect of foreign currency exchange rate on cash and cash equivalents	—	(442)
Net increase (decrease) in cash and cash equivalents and restricted cash	90,153	(190,457)
Cash and cash equivalents and restricted cash at beginning of period	70,519	222,170
Cash and cash equivalents and restricted cash at end of period	$160,672	$31,713
Supplemental schedule of noncash investing and financing information
Unpaid deferred offering costs in accounts payable and accrued expenses	$—	$200
Fixed assets in accounts payable, accrued expenses and other current liabilities	$278	$148

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

September 30, 2018

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Adverum Biotechnologies, Inc. (the “Company”) was incorporated in Delaware on July 17, 2006 as Avalanche Biotechnologies, Inc. and changed its name to Adverum Biotechnologies, Inc. on May 11, 2016. The Company is headquartered in Menlo Park, California. The Company is a gene therapy company targeting unmet medical needs in ophthalmology and rare diseases. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies and early clinical trials, filing patent applications, obtaining regulatory agreements, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $304.9 million as of September 30, 2018. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations at least through the first half of 2020.

Follow-on Offerings— In February 2018, the Company completed an underwritten public offering for the sale of 10,222,235 shares of its common stock and raised total net proceeds of $64.5 million, after discounts and other issuance costs.

In August 2017, the Company entered into an at-the-market sales agreement with an agent for the sales of its common stock at market price (the “2017 stock offering agreement”). In January 2018, the Company issued and sold a total of 1,419,893 shares of its common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. Since then, during the nine months ended September 30, 2018, no additional shares were issued and sold under the 2017 stock offering agreement.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

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

Accounting Standard Updates Recently Adopted

Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Effective January 1, 2018, the Company adopted the new revenue standards under Topic 606 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results are not adjusted and continue to be reported in accordance with the revenue standards under Topic 605. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company’s license and collaboration arrangements with Regeneron Pharmaceuticals, Inc. (“Regeneron”), Editas Medicine, Inc. (“Editas”), and GenSight Biologics (“GenSight”) are within the scope of Topic 606.

Upon the adoption of Topic 606, the Company recorded a net decrease of $6.1 million to its deferred revenue and opening accumulated deficit as of January 1, 2018 for the cumulative effect of the adoption. The effect of the adoption is summarized for the Company’s license and collaboration agreements as follows:

Collaboration Agreement with Regeneron— Under Topic 606, the transaction price at contract inception was determined to be $8.0 million, which was related to the non-refundable upfront payment for license and research services. The arrangement also provides for additional payments to the Company when certain development and regulatory milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price at contract inception.  The transaction price of $8.0 million at contract inception was allocated to two performance obligations. The Company’s deferred revenue associated with its Regeneron collaboration agreement as of December 31, 2017 under Topic 605 was $6.5 million. As a result of adopting Topic 606, the Company recorded a $6.5 million reduction to its deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 as the performance obligations associated with the Regeneron deferred revenue were satisfied as of January 1, 2018. There was no outstanding deferred revenue associated with Regeneron as of March 31, 2018 or September 30, 2018.

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

During the three and nine months ended September 30, 2018, the Company recognized revenue of $0.6 million and $1.3 million, respectively, associated with the Editas collaboration agreement. The Company’s deferred revenue balance of $0.1 million as of September 30, 2018 was associated with Editas and is expected to be recognized over a period of one month as the research and development services are performed.

License Agreement with GenSight— On February 2014, the Company entered into an agreement with GenSight, where the Company granted GenSight a non-exclusive license to its proprietary AAV.7m8 vector. Under the agreement, the Company is eligible to receive development, regulatory and commercial milestones. Also, the Company is eligible to receive low to mid-single digit royalties on sales of GenSight’s licensed products.

During the three months ended September 30, 2018, GenSight achieved a clinical development milestone pursuant to the agreement. This milestone was previously constrained under Topic 606. The Company earned a $0.2 million milestone payment, which was recognized as revenue in the condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2018.

Under Topic 605, the Company’s revenue for the three and nine months ended September 30, 2018 would have been $0.5 million and $1.6 million, respectively.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-2, Leases, which amends the current guidance on leasing activities to provide more transparency and comparability, and requires that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, which are currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will adopt the new standard using the modified retrospective approach as of January 1, 2019 and will recognize a right of use asset and lease liability on the adoption date.  The Company has identified the population of lease agreements and is currently assessing the impact of other arrangements for embedded leases. While the Company continues to evaluate the effect of the standard, the Company anticipates that the adoption will result in a material increase in assets and liabilities on its consolidated balance sheet and will not have a material impact on the consolidated statement of operations or statement of cash flows.

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

The following is a summary of the Company’s cash equivalents and short-term investments:

	September 30, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$125	$—	$—	$125
Level 2:
U.S. government and agency securities	26,402	—	(41)	26,361
Commercial paper	166,264	—	—	166,264
Corporate bonds	19,844	—	(11)	19,833
Certificates of deposit	3,994	—	—	3,994
Total cash equivalents and short-term investments	216,629	—	(52)	216,577
Less: cash equivalents	(158,368)	—	—	(158,368)
Total short-term investments	$58,261	$—	$(52)	$58,209

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$65	$—	$—	$65
Level 2:
U.S. government and agency securities	58,351	—	(145)	58,206
Commercial paper	71,427	—	—	71,427
Corporate bonds	38,354	1	(38)	38,317
Certificates of deposit	9,731	—	—	9,731
Total cash equivalents and short-term investments	177,928	1	(183)	177,746
Less: cash equivalents	(57,780)	—	—	(57,780)
Total short-term investments	$120,148	$1	$(183)	$119,966

As of September 30, 2018, the fair value of the Company’s financing liability related to The Alpha-1 Project, Inc. (the “TAP financing”) was zero. As of December 31, 2017, the fair value of TAP financing was $0.2 million, which was classified within Level 3 in the fair value hierarchy. The Company elected the fair value option to account for this financing arrangement. The fair value of the financing arrangement was determined based on the expected value approach and is classified as Level 3 within the fair value hierarchy. The key unobservable inputs in the valuation model include timing of milestones, probability of achievement of development and commercial milestones, and a discount factor.

There were no transfers within the hierarchy during the three and nine months ended September 30, 2018.

The Company’s marketable securities as of September 30, 2018 mature within one year. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether management has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. Management determined that the gross unrealized losses of $0.1 million on the Company’s marketable securities as of September 30, 2018 were temporary in nature. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of September 30, 2018.

4. Significant Agreements

Editas— In January 2018, the Company entered into an agreement to amend its collaboration, option and license agreement with Editas.  The Company originally entered into an agreement with Editas in August 2016 pursuant to which the Company and Editas collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology and the Company grants to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications. In January 2018, the Company and Editas extended the research collaboration, option and license agreement. In consideration for extending the agreement, Editas made a one-time, non-refundable cash payment of $0.5 million to the Company in February 2018. In June 2018, the Company and Editas entered into a subsequent amendment to the agreement to extend the Research Period and First Option Exercise Date (each as defined in the collaboration, option, and license agreement with Editas, as amended).

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

During the three and nine months ended September 30, 2018, the Company recognized revenue of $0.6 million and $1.3 million, respectively, associated with the Editas collaboration agreement. The Company’s deferred revenue balance of $0.1 million as of September 30, 2018 was associated with Editas and is expected to be recognized over a period of one month as the research and development services are performed.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Accrued professional services	$2,359	$2,295
Employee compensation	2,852	2,259
Accrued preclinical, clinical and process development costs	1,973	2,165
Other	593	245
Total accrued expenses and other current liabilities	$7,777	$6,964

6. Commitments and Contingencies

Leases

On June 28, 2018, the Company entered into a lease on a new facility with office, laboratory, and manufacturing space, which will serve as the Company’s new corporate headquarters. The term of the lease is ten years and also provides for two options to extend the lease term for a period of seven years each.  The Company is obligated to make lease payments totaling approximately $49.3 million over the initial term of the lease.

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

As of September 30, 2018, the aggregate future minimum payments under the Company’s leases are as follows:

Year ending December 31,	Future Commitments
(In thousands)
2018 (remaining 3 months)	$294
2019	3,344
2020	4,221
2021	4,683
2022	4,846
Thereafter	33,853
Total minimum lease payments	$51,241

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

There have been no material changes from the legal proceedings described in our quarterly report on Form 10-Q for the period ended June 30, 2018.

7. Equity Incentive Awards

The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	6,695	$4.51
Options granted	1,709	6.29
Options exercised	(1,596)	0.43
Options cancelled	(520)	6.05
Balance at September 30, 2018	6,288	$5.90	7.8	$13,001
Exercisable as of September 30, 2018	3,016	$6.83	7.0	$7,745

Restricted Stock Units (“RSUs”)

The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2017	2,515	$3.24	1.6
Granted	1,331	6.00
Vested and released	(672)	3.38
Forfeited	(517)	8.01
Outstanding at September 30, 2018	2,657	$3.66	1.7

Stock-Based Compensation Expense

The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Research and development	$1,693	$1,698	$4,892	$4,335
General and administrative	1,303	1,002	7,358	2,504
Total stock-based compensation expense	$2,996	$2,700	$12,250	$6,839

During the nine months ended September 30, 2018, the Company recorded approximately $4.1 million of stock-based compensation expense as a result of the modification of the vesting and exercisability of stock awards associated with the departure of two of its executives.

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

The Company excluded approximately 9.1 million and 10.0 million shares of potentially dilutive securities as of September 30, 2018 and 2017, respectively, from the computations of diluted weighted-shares outstanding because their effect would be anti-dilutive.

9. Impairment of Intangible Asset

The Company recorded In-process Research and Development ("IPR&D") intangible assets upon the acquisition of Annapurna in May 2016. The carrying value of the IPR&D intangible asset was $5.0 million as of June 30, 2018. The Company evaluates indefinite lived intangible assets for impairment on an annual basis or more frequently if indicators of impairment exist.  During the three months ended September 30, 2018, the Company identified an impairment indicator related to the intangible asset and performed an impairment analysis. On October 30, 2018, the Company decided to discontinue the development of ADVM-043. The Company recorded an impairment charge of $5.0 million on IPR&D assets related to the Company’s intangible asset for ADVM-043.  This amount was recorded in Impairment of intangible assets on the Company’s condensed consolidated statements of operations and comprehensive loss.

In connection with this impairment charge, the Company derecognized $1.3 million of the deferred tax liability related to the intangible asset for ADVM-043.  This amount was recorded as income tax benefit on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Overview

Adverum is a clinical-stage gene therapy company targeting unmet medical needs in ophthalmology and rare diseases. We develop gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include clinical development, novel vector discovery, and in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control.  Our leadership team has significant drug development and gene therapy expertise.

We are advancing our gene therapy product candidate ADVM-022, AAV.7m8-aflibercept, for the treatment of wet age-related macular degeneration (“AMD”). ADVM-022 for the treatment of wet AMD utilizes a proprietary vector capsid (AAV.7m8) carrying an aflibercept coding sequence under the control of a proprietary expression cassette and is administered as a single intravitreal (“IVT”) injection. Excess Vascular Endothelial Growth Factor (“VEGF”) activity can lead to disease progression and vision loss. Current standard-of-care anti-VEGF therapies, such as aflibercept in EYLEA®, need to be administered frequently to patients (every 4-12 weeks). Reduced compliance with this regimen is associated with decrease in visual acuity. Administered as a single IVT injection, ADVM-022 for the treatment of wet AMD is designed to provide sustained therapeutic levels of aflibercept and to minimize the burden of frequent anti-VEGF injections. In September 2018, we received Fast Track designation for ADVM-022 for the treatment of wet AMD from the U.S. Food and Drug Administration (“FDA”).

Our Investigational New Drug (“IND”) application for ADVM-022 for the treatment of wet AMD became active in August 2018.We plan to initiate the Phase 1 OPTIC clinical trial for ADVM-022 in patients with wet AMD in the fourth quarter of 2018. The OPTIC clinical trial is designed to be a multi-center, open-label, Phase 1, dose-escalation safety study in patients with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. A number of leading retinal centers across the United States are expected to participate in this trial. The OPTIC trial is expected to enroll 18 patients to evaluate three doses of ADVM-022 administered as a single IVT injection: first dose (6E11 vg/eye), second dose (2E12 vg/eye), and third dose (6E12 vg/eye). Patients will be administered a tapering prophylactic corticosteroid regimen beginning three days prior to dosing until 10 days post-dosing. The primary endpoint of the OPTIC trial is the safety and tolerability of ADVM-022 at 24 weeks after IVT injection. Secondary endpoints include changes in best-corrected visual acuity (BCVA) at 24 weeks, measurement of central retinal thickness (CRT), mean number of anti-VEGF rescue  injections, and percent of patients needing anti-VEGF rescue injections. Each patient enrolled will be followed for a total of two years.

In October 2018, we presented long-term preclinical efficacy data on ADVM-022 for the treatment of wet AMD at the European Society of Gene and Cell Therapy 26th Annual Congress.  Preclinical data demonstrated that a single IVT administration of ADVM-022  provided robust expression of aflibercept, sustained for approximately two years post-dose in non-human primates (NHPs). Additionally, a single intravitreal administration of ADVM-022 in NHPs at dose ranges of 2 x 1011 vg/eye to 2 x 1012 vg/eye provided stable intraocular expression of aflibercept at levels comparable with the levels measured in aflibercept recombinant protein-injected eyes approximately 3 to 4 weeks post-dose in all of the following: vitreous humor, aqueous humor, retina and choroid.

Previously, in May 2018, we presented long-term preclinical efficacy data on ADVM-022 for the treatment of wet AMD at the American Society of Gene & Cell Therapy 21st Annual Meeting. In this preclinical study in non-human primate models of wet AMD, the efficacy of ADVM-022 at 13 months post-administration was consistent with earlier reported data, demonstrating that a single IVT injection of ADVM-022 was well-tolerated and statistically significant (p<0.0001) in preventing the development of Grade IV lesions compared to the untreated vehicle control group. ADVM-022 induced long-term efficacy that was comparable to positive control aflibercept injected eyes. In this preclinical study, ADVM-022 for the treatment of wet AMD was well-tolerated, with no serious adverse events.

For A1AT deficiency, in November 2018, we announced our decision to discontinue the development of ADVM-043, an investigational AAVrh.10-based gene therapy construct for the treatment of A1AT deficiency. Based on the review of the ADVANCE Phase 1/2 study (the “ADVANCE study”), preliminary M-specific A1AT protein measurements did not reach clinically meaningful levels of expression and the data did not demonstrate the potential to reach M-protein threshold levels of 11µM.

We are reviewing the learnings from the ADVANCE study, notably on the AAVrh.10 capsid, in order to inform further development of gene therapy candidates for the treatment of systemic rare diseases. We plan to conduct additional preclinical studies to determine the best candidates to advance forward in development. We plan to provide an update on the rare disease programs in the first half of 2019 and will not submit an IND application for ADVM-053 for the treatment of hereditary angioedema (“HAE”) in the fourth quarter of 2018.

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

In June 2018 we signed a lease with an initial 10-year term for a new facility in Redwood City, California which we plan to occupy in the second half of 2019. This facility will serve as our new corporate headquarters and will include over 80,000 square feet of office, laboratory, and manufacturing space. We believe this facility will enable us to expand our manufacturing process development activities at the 2000-liter scale, as well as offer the opportunity for future cGMP manufacturing of our clinical trial material.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, as of September 30, 2018, we had an accumulated deficit of $304.9 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates. Based on our decisions to discontinue the development of ADVM-043 and our plan to conduct additional preclinical studies on our rare disease programs, we are currently assessing the financial impact of these decisions.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.

We entered into collaboration and license arrangements with Regeneron in May 2014 and Editas in August 2016, which are revenue-generating arrangements. We currently have no operational clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are currently contracted out to third parties. Additionally, we use third-party clinical research organizations (“CROs”) to carry out our clinical development and we do not have a sales organization.

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

In August 2017, we entered into an at-the-market sales agreement with an agent for the sales of our common stock at market price (the “2017 stock offering agreement”). Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. Since then, during the nine months ended September 30, 2018, no additional shares were issued and sold under the 2017 stock offering agreement. Under the 2017 stock offering agreement, we have sold a total of 6,550,232 shares of our common stock at market prices, raising total net proceeds of $22.5 million, after issuance costs.

In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of $64.5 million, after discounts and other issuance costs.

As of September 30, 2018, we had $217.9 million in cash, cash equivalents and short-term investments. We believe that we have sufficient funds to continue our operations at least through the first half of 2020.

Revenue

To date we have not generated any revenue from the sale of our products. We generate revenue through research, collaboration and license arrangements with our strategic partners.

Research and Development Expenses

Conducting a significant amount of research and development is central to our business model. Research and development expenses primarily include personnel-related costs, stock-based compensation expense, laboratory supplies, consulting costs, external contract research and development expenses, including expenses incurred under agreements with CROs, the cost of acquiring, developing and manufacturing clinical study materials, and overhead expenses, such as rent, equipment depreciation, insurance and utilities.

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

General and Administrative Expenses

General and administrative expenses primarily include personnel-related costs, stock-based compensation, professional fees for legal, consulting, audit and tax services, overhead expenses, such as rent, equipment depreciation, insurance and utilities, and other general operating expenses not otherwise included in research and development expenses. Our general and administrative expenses may increase in future periods if and to the extent we elect to increase our investment in infrastructure to support continued research and development activities and potential commercialization of our product candidates. We will continue to evaluate the need for such investment in conjunction with our ongoing consideration of our pipeline of product candidates. We anticipate increased expenses related to audit, legal and regulatory functions, as well as director and officer insurance premiums and investor relations costs.

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

Effective January 1, 2018, we adopted accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective approach. Our collaboration agreements with Regeneron, Editas and GenSight were impacted by the adoption of the new revenue standards under Topic 606. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results are not adjusted and continue to be reported in accordance with the revenue standards under Topic 605.

Upon adoption of Topic 606, we recorded a net decrease of $6.1 million to our deferred revenue and opening accumulated deficit as of January 1, 2018 for the cumulative effect of the adoption. The effect of the adoption is summarized for our license and collaboration agreements as follows:

Collaboration Agreement with Regeneron— Under Topic 606, the transaction price at contract inception was determined to be $8.0 million, which was related to the non-refundable upfront payment for license and research services. The arrangement also provides for additional payments to us when certain development and regulatory milestones are achieved. Because these milestone payments are not within our control and are not considered probable of being achieved until the events occur, we did not include them in the transaction price at contract inception.  The transaction price of $8.0 million at contract inception was allocated to two performance obligations. Our deferred revenue associated with Regeneron collaboration agreement as of December 31, 2017 under Topic 605 was $6.5 million. As a result of adopting Topic 606, we recorded a $6.5 million reduction to our deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 as the performance obligations associated with the Regeneron deferred revenue were satisfied as of January 1, 2018. There was no outstanding deferred revenue associated with Regeneron as of September 30, 2018.

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

During the three and nine months ended September 30, 2018, we recognized revenue of $0.6 million and $1.3 million, respectively, associated with the Editas collaboration agreement. Our deferred revenue balance of $0.1 million as of September 30, 2018 was associated with Editas and is expected to be recognized over a period of one month as the research and development services are performed.

License Agreement with GenSight— On February 2014, we entered into an agreement with GenSight, where we granted GenSight a non-exclusive license to our proprietary AAV.7m8 vector. Under the agreement, we are eligible to receive development, regulatory and commercial milestones. Also, we are eligible to receive low to mid-single digit royalties on sales of GenSight’s licensed products.

During the three months ended September 30, 2018, GenSight achieved a clinical development milestone pursuant to the agreement. This milestone was previously constrained under Topic 606. We earned a $0.2 million milestone payment, which was recognized as revenue in the consolidated statement of operations and comprehensive loss for the three months ended September 30, 2018.

Under Topic 605, our revenue for the three and nine months September 30, 2018 would have been $0.5 and $1.6 million, respectively.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)
Collaboration and license revenue	$833	$463	$370	$1,542	$1,388	$154
Operating expenses:
Research and development	14,480	10,272	4,208	38,491	27,825	10,666
General and administrative	4,826	4,762	64	19,373	16,815	2,558
Impairment of intangible asset	5,000	—	5,000	5,000	—	5,000
Total operating expenses	24,306	15,034	9,272	62,864	44,640	18,224
Operating loss	(23,473)	(14,571)	(8,902)	(61,322)	(43,252)	(18,070)
Other income, net	1,265	742	523	3,104	1,894	1,210
Net loss before income tax benefit	(22,208)	(13,829)	(8,379)	(58,218)	(41,358)	(16,860)
Income tax benefit	1,250	—	1,250	1,250	—	1,250
Net loss	$(20,958)	$(13,829)	$(7,129)	$(56,968)	$(41,358)	$(15,610)

Revenue

Our revenue for the three and nine months ended September 30, 2018 was related to research services under our collaboration agreement with Editas and milestone payment under the license agreement with GenSight while our revenue for the three and nine months ended September 30, 2017 was related to license and research services under our collaboration agreements with Regeneron and Editas. We recognized our collaboration and license revenue for the three and nine months ended September 30, 2018 under Topic 606, which we adopted effective January 1, 2018. We recognized our collaboration and license revenue for the three and nine months ended September 30, 2017 under Topic 605.  Under Topic 605, our revenue for the three and nine months September 30, 2018 would have been $0.5 million and $1.6 million, respectively.

Research and Development Expense

Research and development expense increased to $14.5 million for the three months ended September 30, 2018, from $10.3 million for the three months ended September 30, 2017. This increase was primarily due to an overall increase in research and development activity, including $1.5 million of higher costs associated with our ADVANCE study for ADVM-043 for A1AT deficiency and start-up activities for our planned OPTIC Phase 1 clinical trial for ADVM-022 for the treatment of wet AMD, $0.6 million of higher material production costs related to our wet AMD and rare disease programs to support our plans to initiate clinical trials, $0.6 million of higher outside research and development services and $1.6 million in higher compensation and benefits.

Research and development expense increased to $38.5 million for the nine months ended September 30, 2018, from $27.8 million for the nine months ended September 30, 2017. This increase was primarily due to an overall increase in research and development activity, including $4.1 million of higher compensation and benefits, $3.3 million of higher material production costs related to our wet AMD and rare disease programs to support our plans to initiate clinical trials, $2.5 million of higher costs associated with our ADVANCE study for ADVM-043 for A1AT deficiency and start-up activities for our planned OPTIC Phase1 clinical trial for ADVM-022 for the treatment of wet AMD, and $1.8 million of higher outside research and development services, offset in part by $0.9 million decrease in consulting costs.

For the periods presented, our research and development activities are attributable to our rare disease and wet AMD programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy programs and earlier-stage research programs.

General and Administrative Expense

General and administrative expense remained relatively flat at $4.8 million for the three months ended September 30, 2018 and for the three months ended September 30, 2017.

General and administrative expense increased to $19.4 million for the nine months ended September 30, 2018, from $16.8 million for the nine months ended September 30, 2017. The increase in general and administrative expense was primarily due to $5.0 million in severance-related expenses, predominantly stock-based compensation expenses as a result of the modification of the vesting and exercisability of stock awards associated with the departure of our previous chief executive officer, and $0.4 million in increased compensation costs, partially offset by lower legal expenses as the nine months ended September 30, 2017 included settlement costs associated with the securities class action lawsuit and $2.0 million for the termination of our master service agreement with Cornell.

We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal and regulatory functions, as well as director and officer insurance premiums and investor relations costs associated with being a public reporting company.

Impairment of Intangible Assets

During the three and nine months ended September 30, 2018, the Company identified an impairment indicator related to the intangible asset for ADVM-043 and performed an impairment analysis.  On October 30, 2018, the Company decided to discontinue the development of ADVM-043.  The Company recorded an impairment charge of $5.0 million on IPR&D assets related to the Company’s intangible asset for ADVM-043. There were no impairment charges during the three and nine months ended September 30, 2017.

Other Income, Net

The increase in other income, net was primarily due to higher interest income from our investments in marketable securities as we invested in higher yield securities, as well as higher average invested balances.

Income Tax Benefit

In connection with this impairment charge, the Company derecognized a deferred tax liability of $1.3 million related to the intangible asset for ADVM-043. There was no income tax benefit during the three and nine months ended September 30, 2017.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and as of September 30, 2018, we had an accumulated deficit of $304.9 million. As of September 30, 2018, we had $217.9 million in cash, cash equivalents and short-term investments compared to $190.5 million as of December 31, 2017. We believe that our existing cash and cash equivalents as of September 30, 2018 will be sufficient to fund our operations at least through the first half of 2020.

In August 2017, we entered into the 2017 stock offering agreement. Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. Since then, during the nine months ended September 30, 2018, we have sold no additional shares under the 2017 stock offering agreement. We have sold a total of 6,550,232 million shares of our common stock at market prices pursuant to the 2017 stock offering agreement, raising total net proceeds of $22.5 million, after issuance costs.

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

Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(41,234)	$(33,223)
Net cash provided by (used in) investing activities	61,417	(156,895)
Net cash provided by financing activities	69,970	103
Effect of foreign currency exchange rate	—	(442)
Net increase (decrease) in cash and cash equivalents and restricted cash	$90,153	$(190,457)

Cash Used in Operating Activities

During the nine months ended September 30, 2018, net cash used in operating activities was $41.2 million, primarily as a result of the net loss of $57.0 million, partially offset by $18.8 million of non-cash charges mainly related to stock-based compensation expense, impairment of intangible asset and depreciation and amortization expense, and $3.1 million of net decrease in operating assets and liabilities.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2018 consisted of $118.0 million resulting from the maturities of marketable securities, partially offset by $55.9 million of purchases of marketable securities and $0.7 million of purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2017, was $156.9 million, primarily due to $201.0 million of purchases of marketable securities and $0.9 million of purchases of property and equipment, partially offset by $45.1 million of maturities of marketable securities.

Purchases of property and equipment primarily consisted of the acquisition of laboratory equipment to support our research and development activities.

Cash Provided by Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2018 consisted of  $70.2 million of the net proceeds from the sales of our common stock, $0.8 million of the proceeds from the exercises of stock options and employee stock purchases and $0.1 million of the proceeds from our financing arrangement with the Alpha-1 Project, Inc., partially offset by $1.0 million in taxes paid relating to net share settlement of restricted stock units and $0.1 million repayment of our Banque Publique d’Investissement (“BPI France”) loan.

Net cash provided by financing activities of $0.1 million for the nine months ended September 30, 2017 was a result of the proceeds from exercises of stock options, partially offset by taxes paid related to net share settlement of restricted stock units.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2018:

	Payment Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$2,495	$13,674	$10,121	$24,951	$51,241
Master service agreement with Cornell (1)	2,000	—	—	—	2,000
BPI financing	117	215	—	—	332
Contractual obligations (2)	4,120	—	—	—	4,120
Total	$8,732	$13,889	$10,121	$24,951	$57,693

(1)

Costs associated with the termination of the master service agreement with Cornell are recorded within accrued expenses and other current liabilities in our condensed consolidated balance sheet as of September 30, 2018.

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

There were not material changes to our exposure to market risk during the nine months ended September 30, 2018.  For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including Leone Patterson, our Chief Executive Officer and Chief Financial Officer, who is currently serving as both our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, Ms. Patterson concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adverum have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2018, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the legal proceedings described in our quarterly report on Form 10-Q for the period ended June 30, 2018.

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

Risks Related to Our Financial Position and Need for Capital

*We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. As of September 30, 2018, we had an accumulated deficit of $304.9 million. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

*We expect that our cash and cash equivalents will be sufficient to fund our lead gene therapy programs at least through the first half of 2020. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts.

As of September 30, 2018, our cash, cash equivalents and short-term investments were approximately  $217.9 million. We currently expect this cash, cash equivalents and short-term investments to fund our planned operations at least through the first half of 2020. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials and expected expenses to be incurred in connection with the build out of our new facility, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.

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

Risks Related to the Discovery and Development of Our Product Candidates

*Our business will depend substantially on the success of one or more of our product candidates. If we are unable to develop, obtain regulatory approval for, or successfully commercialize, any or all of our product candidates, our business will be materially harmed.

Our product candidates are in the early stages of development and will require substantial preclinical and clinical development and testing, manufacturing process improvement and validation, bridging studies and regulatory approval prior to commercialization. For ADVM-022, we plan to initiate the OPTIC Phase 1 trial in patients with wet AMD in the fourth quarter of 2018.  For our rare disease programs, we are planning to conduct additional preclinical studies to determine the best gene therapy candidate to advance in development.  It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

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

Moreover, of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a biologics license application (“BLA”) to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, any of our product candidates, we may not be able to generate sufficient revenue to continue our business.

*Our gene therapy platform is based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our gene therapy platform and our future success depends on the successful development of product candidates based on this platform. There can be no assurance that any development problems we have experienced or may experience in the future related to our platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other product candidates, which are better known or more extensively studied to date. As an example, the FDA has only recently approved the first gene therapy product, LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy.  Only recently did the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, adopt a positive opinion recommending approval of LUXTURNA for use in treatment of adult and pediatric patients.

Regulatory requirements governing gene and cell therapy products have changed and may continue to change in the future; such as the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules and the modifications to the roles and responsibilities of the Recombinant DNA Advisory Committee (“RAC”).  The FDA decides whether individual gene therapy protocols may proceed, and the FDA can put an IND on clinical hold.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform. Our research programs, including those conducted through our collaborations with Regeneron and Editas, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have lack of efficacy, harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

*Few of our product candidates and proprietary viral vectors have been tested in clinical trials.

Drug development has inherent risk.  Few of our product candidates and proprietary viral vectors have been evaluated in clinical trials in patients.  We terminated one such trial, the ADVANCE study, and decided to discontinue the development of the associated product candidate ADVM-043, during the fourth quarter of 2018 because preliminary M-specific A1AT protein measurements did not reach clinically meaningful levels of expression, no dose response was observed between the three cohorts and the data did not demonstrate the potential to reach M-protein threshold levels of 11µM.  Our current product candidates, including ADVM-022 for the treatment of wet AMD, may experience unexpected results in clinical trials in the future.  We, or any licensee or development partner, will be required to demonstrate through adequate and well-controlled clinical trials that our product candidate or another party’s product candidate containing one of our proprietary viral vectors are safe and effective for use in their target indications before seeking regulatory approvals for commercial sale.  Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors.  Any such delay or failure could significantly harm our business prospects, financial condition and results of operations.

*The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology. In addition, success in pre-clinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through pre-clinical and initial clinical testing. For example, while pre-clinical testing of ADVM-043 showed promise, in the ADVANCE study the preliminary protein level data did not reach a clinically meaningful level of expression and we decided to discontinue development of ADVM-043 in the fourth quarter of 2018. Furthermore, any future trials for any of our product candidates will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization.

We cannot guarantee that results from any clinical trials that we plan will be successful, and any safety or efficacy concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.

*Preliminary and interim data from our clinical trials that we may announce or publish from time to time may change as each clinical trial progresses.

From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results.

Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. As a result, preliminary and interim data should be viewed with caution until the final data from a locked database are available. Further, patients may discontinue on protocols as specified in a clinical trial protocol.  For example, in our ADVANCE study (which was discontinued in the fourth quarter of 2018), per protocol, patients who were previously being treated with standard-of-care weekly IV infusions of A1AT protein were required to wash out for at least two months prior to receiving ADVM-043 and were required to remain off of A1AT protein augmentation therapy for a minimum of three months after dosing with ADVM-043.

Material adverse changes in the final data compared to preliminary or interim data, could significantly harm our business prospects, financial condition and results of operations.

*Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, analytical testing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and by comparable regulatory authorities in foreign markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved, as well as the target indications and patient population. Approval policies or regulations may change, and the regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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
•

such authorities may find deficiencies in the manufacturing processes, analytical testing, or facilities of third-party manufacturers or testing laboratories with which we or any of our future development partners contract for clinical and commercial supplies; or

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

*If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Identifying and qualifying patients to participate in the OPTIC trial for ADVM-022 for the treatment of wet AMD and any future planned clinical trials will be critical to our success. The timing of current and future clinical trials will depend on the speed at which we can recruit patients to participate in future testing of these product candidates.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of patients with wet AMD for the OPTIC clinical trial for ADVM-022 and any future clinical trials for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials.  Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates.  The incidence of neutralizing antibodies in the population of patients, particularly for rare diseases, is unknown, and may be higher than we expect.  As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study.

Rare diseases impact a small number of individuals in the U.S. (fewer than 200,000) and therefore there is a limited patient pool from which to draw for clinical trials.  Enrollment of eligible patients with rare or orphan diseases may be limited or slower than we anticipate in light of the small patient populations involved.

We plan to seek initial marketing approval of these product candidates in the U.S. and Europe and we may not be able to successfully conduct clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or the EMA or other regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly.

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

*The occurrence of serious complications or side effects in connection with use of our product candidates, either in preclinical studies or clinical trials or post-approval, could lead to discontinuation of our clinical development program, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business prospects, financial condition and results of operations.

During the conduct of preclinical studies and clinical trials, patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomforts may be reported from time-to-time in clinical trials of our product candidates. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates has side effects or causes serious or life-threatening side effects, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.

Our product candidates built on AAV vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell response, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or auto-antibodies against the expressed protein. Recent studies by third parties have also found that intravenous delivery of certain AAV vectors at very high doses may result in adverse events and prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to IVT injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, hypotony, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.

Risks Related to Our Reliance on Third Parties

*We will rely on third parties to conduct our planned clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct preclinical studies and clinical trials for our product candidates, and, therefore, the timing of the initiation and completion of these studies or trials is controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use CROs to conduct our clinical trials and we rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

*We have relied, and expect to continue to rely, on third parties to conduct some or all aspects of our vector production, product manufacturing, product testing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our vector production, product manufacturing, product testing, protocol development, and research, preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items.

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

*We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and may have limited capacity.

We currently have relationships with limited number of suppliers for the manufacturing of our vector product candidates. Our suppliers may require licenses to manufacture such components if such processes are not owned by the suppliers or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities, and may be unable to acquire such rights, to the extent that we do not already have them. All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturer for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Our contract manufacturers have not produced a commercially-approved AAV product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facilities or those of our third-party contractors involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If the facility does not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Additionally, if supply from an approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies showing product comparability between the product made after the manufacturing change if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

*Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

Risks Related to Commercialization of Our Product Candidates

*Any suspension of, or delays in the commencement or completion of, clinical trials for our product candidates could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials in the U.S. for our product candidates, we need to submit the results of preclinical testing to the FDA, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays with any regulatory body or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or terminations related to:

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

Product development costs will increase if we have delays in testing or approval of any of our product candidates, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of our clinical trials, or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenue will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. If we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed or terminated, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

*If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and the credibility of our management team may be adversely affected and, as a result, our stock price may decline.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of, or the availability of data from, scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones will be based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and the credibility of our management team may be adversely affected and, as a result, our stock price may decline.

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

*Even if we obtain marketing approval for any of our product candidates, they could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

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

*Even if we receive regulatory approval we still may not be able to successfully commercialize any of our product candidates, and the revenue that we generate from its sales, if any, could be limited.

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
•

new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of wet AMD, hereditary angioedema, or other conditions for which our products are intended to treat;

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

*If the market for the treatment of wet AMD is smaller than we believe it is, our future revenue may be adversely affected, and our business may suffer.

We are advancing the development of ADVM-022 for the treatment of wet AMD, a disease we believe to be the most common cause of vision loss in adults over the age of 50 in developed countries. If the size of the market for wet AMD is smaller than we anticipate, we may not be able to achieve profitability and growth. Our projections of the number of people who have wet AMD, as well as the subset of people with the disease who have the potential to benefit from treatment with ADVM-022, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages as we plan to initiate our first clinical study of ADVM-022 for the treatment of wet AMD, and we cannot accurately predict the number of patients for whom treatment might be possible.  For example, some patients with wet AMD may have neutralizing antibodies at titer levels that would exclude them from enrolling in our planned Phase I OPTIC trial for ADVM-022. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

*Because the target patient population for our rare disease programs is relatively small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth. If the market opportunities for these product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.

Our programs designed to treat rare genetic diseases may impact a small number of individuals (fewer than 200,000) in the U.S.  Our estimates of both the number of people who have these rare genetic diseases, as well as the subset of people with these diseases who have the potential to benefit from our product candidates, may prove to be incorrect. The number of patients in the U.S. and elsewhere, or the portion of those patients who are amenable to treatment with our product candidates, may turn out to be lower than expected or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for any of our rare disease programs, because the potential target population is very small, we may never achieve profitability despite obtaining such significant market share.

Additionally, because the target patient population for any of our rare disease programs is relatively small, the pricing and reimbursement of these product candidates, if approved, must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any of our product candidates targeting such rare disease will be adversely affected. The manner and level at which reimbursement is provided for services related to this product candidate (e.g., for administration of such product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product candidates targeting such rare disease.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, in July 2018, CMS announced that it has suspended further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act.

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

We are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our products. The process of manufacturing our products is complex, highly regulated and subject to several risks, including:

•

The manufacturing of biologics is extremely susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our products or in the manufacturing facility in which our products are made, such manufacturing facility may need to be closed for an extended period of time to investigate and remedy the contamination.

•

The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor shortages, contaminants, raw materials shortages, natural disasters, power failures, and numerous other factors.

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

*If our competitors develop treatments for the target indications of our product candidates that are approved, marketed more successfully, or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

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

Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, Lucentis® and EYLEA are currently available in the U.S. for treatment of wet AMD, diabetic macular edema, central retinal vein occlusion, and diabetic retinopathy. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates. For example, if we continue clinical development of, and seek to commercialize, ADVM-022 for the treatment of wet AMD, it will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules, long acting delivery devices, and gene therapy. Lucentis and EYLEA are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including Alcon; Allegro Ophthalmics, LLC; Allergan; Apellis Pharmaceuticals; Graybug Vision, Inc.; Bayer, Hoffmann-La Roche Ltd.; Genentech, Inc.; Iconic Therapeutics, Inc.; Novartis AG; Ophthotech Corporation; Opthea Ltd.; OxfordBioMedica; PanOptica, Inc; Regeneron Pharmaceuticals, Inc.; REGENXBIO, Inc; Santen Pharmaceutical Co., Ltd.; SciFluor Life Sciences, LLC; and Bausch Health Companies, Inc.

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

Risks Related to Our Business Operations

*Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product candidates or adversely affect our ability to conduct our business or obtain marketing approvals for our product candidates.

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

We are dependent on the principal members of our management, clinical and scientific staff. The loss of service of any of our management or clinical or scientific staff could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel.  In particular, our former Chief Executive Officer and Chief Medical Officer left our company in May 2018.  Adverum’s Board of Directors conducted a thorough search and decided to promote our Interim Chief Executive Officer, Leone Patterson, to Chief Executive Officer and Director.  If we are not able to retain our management, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, including a permanent Chief Medical Officer and a permanent Chief Financial Officer, following Ms. Patterson’s promotion to Chief Executive Officer, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

We may not be able to attract or retain qualified management, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. Our industry has experienced a high rate of turnover of management and scientific personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.  In addition, our current Chief Executive Officer is currently serving in a dual role as Chief Financial Officer, which may result in significant time constraints and burdens on performing each such role.

Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

*We may encounter difficulties in managing our growth and expanding our operations successfully.

We had 96 full-time employees as of September 30, 2018. We will need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

*If we fail to comply with applicable state and federal healthcare laws, we may be subject to civil or criminal penalties and/or exclusion from federal and/or state healthcare programs.

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

*We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, “Trade Laws”). We can face serious consequences for violations.

Among other matters, Trade Laws prohibit companies and their employees, agents, CRO’s, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, provide, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else or anything of value to or from recipients in the public or private sector. Violations of Trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax assessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and/or obtain necessary permits, licenses, registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

*If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulation, we may be subject to liabilities that adversely affect our business, operations and financial performance.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities.  Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply.  For example, the EU has adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and introduced strict requirements for processing personal data.  The GDPR is likely to increase compliance burden on us, including by mandating potentially burdensome documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them.  The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators.  In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to 20 million euros or up to 4% of the annual global revenue.  In the United States, California recently enacted the California Consumer Privacy Act (“CCPA”), which takes effect on January 1, 2020.  The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.  The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.  The CCPA may increase our compliance costs and potential liability.  Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.  Further, as we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

*Our internal computer systems, or those of our development partners, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

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

*We have entered into a new lease for a new corporate, manufacturing, and research headquarters, which may be more costly to build out than we anticipate and may not provide all of the functionality we expect, which could cause us to incur unanticipated costs.

In June 2018, we entered into a lease for a building located in Redwood City, California, which we plan to occupy in the second half of 2019. This facility will serve as our new corporate headquarters and will include over 80,000 square feet of office, manufacturing, and laboratory space. We believe this facility will enable us to expand our manufacturing process development activities at the 2000- liter scale, as well as offer the opportunity for future cGMP manufacturing of our clinical trial material. There can be no assurance that the cost of building out this space will not be significantly more than we expect, or that the functionality of this space will be as we expect.  Additionally, since we are not developing this space for commercial manufacturing production, we will continue to rely upon our limited number of suppliers for the manufacturing of our gene therapy products if they are approved.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct including fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, or disclosure of unauthorized activities to us that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory authorities, (2) manufacturing standards, (3) federal and state health care fraud and abuse laws and regulations or (4) laws that require the reporting of financial information or data accurately. Specifically, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

*Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

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

*We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged administratively or in court.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could materially and adversely impact our business, financial condition, results of operations, or prospects.

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

*Known third party patent rights could delay or otherwise adversely affect our planned development and sale of product candidates of our programs.

We are aware of patent rights held by third parties that could be construed to cover certain aspects of our product candidates. A patent holder has the right to prevent others from making, using, or selling a drug that incorporates the patented compositions while the patent remains in force. While we believe that third party patent rights will not affect our planned development, regulatory clearance, and eventual marketing, commercial production, and sale of our product candidates, there can be no assurance that this will be the case. In each case, we expect the relevant patent to expire before we commercially introduce such product candidate. In addition, the Hatch-Waxman exemption provided by U.S. patent law permits uses of compounds and biologics in clinical trials and for other purposes reasonably related to obtaining FDA approval of drugs and biologics that will be sold only after patent expiration, so our use of our product candidates in those FDA-related activities does not infringe any patent holder’s rights. However, were a patent holder to assert its rights against us before expiration of such patent holder’s patent for activities unrelated to seeking FDA approval, the development and ultimate sale of our product candidates could be significantly delayed, and we could incur the expense of defending a patent infringement suit and potential liability for damages for periods prior to the patent’s expiration.

Risks Related to Our Common Stock

*If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to prepare accurate and timely consolidated financial statements being prepared in accordance with U.S. GAAP could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

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

*The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed above and others such as:

•	our discontinuation of the development of ADVM-043 and the ADVANCE study;
•	our plans to conduct additional preclinical studies to determine the best gene therapy candidates in our rare disease programs to advance in development;
•	our ability to enroll and dose patients in any clinical trials that are ongoing or we plan to conduct in the future;
•	our ability to obtain regulatory approvals for our product candidates and delays or failure to obtain such approvals;
•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the U.S. and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	failure to maintain our existing third-party license and collaboration agreements;
•	delays in manufacturing adequate supply of our product candidates;
•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

In the past, we and certain of our former officers were involved in purported securities class action lawsuits, which have since been settled.  The purported securities class action lawsuits asserted that the defendants violated the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, and alleged that the defendants made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101, a program which has been discontinued, and the prospects of AVA-101. We settled these lawsuits for $13.0 million, of which $1.0 million we contributed to cover our indemnification obligations to the underwriters, and the remainder was contributed by our insurers. Any future litigation of this type could result in payment of damages or settlement fees and diversion of management’s attention and resources, any of which could adversely impact our business. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to focus fully on our business activities.

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

*If we sell shares of our common stock or securities convertible into or exercisable for shares of our common stock in future financings, licensing or collaboration arrangements, or acquisitions, or additional shares under our at-the-market sales agreement, stockholders may experience immediate dilution and, as a result, our stock price may decline.

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

*We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and continue to be an emerging growth company until December 31, 2019. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.  Even after we no longer qualify as an emerging growth company, we will be a “smaller reporting company,” beginning in 2019, which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have discontinued development of AVA-101, and therefore we will not use approximately $20.0 million of our net proceeds from the IPO to fund Phase 3 research and development startup activities for a future AVA-101 study, as we had described in our final prospectus filed with the SEC on July 31, 2014 pursuant to Rule 424(b) of the Securities Act. Instead, we have reallocated such proceeds to fund research and development expenses for studies for our other gene therapy product candidates.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 30, 2018, the Board of Directors of Adverum Biotechnologies, Inc. appointed Mehdi Gasmi, Ph.D. as our President, in addition to Dr. Gasmi serving as our Chief Scientific Officer.  Adverum first announced Dr. Gasmi’s appointment as President on November 8, 2018.

Mehdi Gasmi, Ph.D., age 52, Dr. Gasmi has served as our Chief Science and Technology Officer since February 2017. Previously, he served as our interim Chief Scientific Officer from July 2015 to February 2018, Senior Vice President, Pharmaceutical Development from May 2015 to July 2015, and as Vice President, Pharmaceutical Development from November 2013 to May 2015. From December 2011 to November 2013, as principal of ClinVec Solutions, LLC, Dr. Gasmi provided adeno-associated virus (“AAV”) and lentiviral gene therapy consulting services to various companies, including to Adverum, from June 2013 to October 2013. Prior to that, Dr. Gasmi oversaw production of clinical batches of recombinant AAV and lentiviral gene therapy products for both Genethon, a non-profit gene therapy company, where he served as Vice President of Biomanufacturing from July 2009 to December 2011, and for Ceregene, a gene therapy company, where he served as Senior Director, Product Development from December 2001 to June 2009. Dr. Gasmi obtained his M.S. and his Ph.D. in Biochemistry from the Claude Bernard University in Lyon, France.

Item 6.	Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

10.1	Amber Salzman Separation Agreement					X

10.2	Athena Countouriotis Separation Agreement					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

Date: November 8, 2018	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Leone Patterson
Leone Patterson
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)