Form 10-K
period 2018-12-31
Adverum Biotechnologies, Inc.
filed 2019-03-06
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $294.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2018 of $5.30 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 28, 2019, the registrant had 63,201,009 shares of common stock, par value $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the Proxy Statement) for the 2019 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed by April 30, 2019, then the registrant will file an amendment to this Form 10-K on Form 10-K/A to include the Part III information in this Form 10-K.

In this report, unless otherwise stated or the context otherwise indicates, references to “Adverum,” “Adverum Biotechnologies,” “the Company,” “we,” “us,” “our” and similar references refer to Adverum Biotechnologies, Inc., a Delaware corporation.

Adverum, the Adverum logo and other trademarks or service marks of Adverum that may appear in this Annual Report on Form 10-K are the property of Adverum. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies.

Adverum does not intend its use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of Adverum by, these other companies, and all such third-party trade names, trademarks, and service marks are the property of their respective owners.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, progress, timing, costs and results of preclinical studies and any clinical trials for our product candidates;
•	our ability to advance our viral vector manufacturing and delivery capabilities;
•	the timing or likelihood of regulatory filings, designations and approvals;
•	our plans to explore potential applications of our gene therapy platform in other indications in ocular and rare diseases;
•	our expectations regarding the clinical effectiveness of our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	our expectation regarding the potential market sizes for our product candidates;
•	our intellectual property position;
•	the potential benefits of our strategic collaborations and our ability to enter into strategic arrangements;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	the safety, efficacy and projected development timeline and commercial potential of any product candidates.

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

ii

PART 1.

Item 1. Business

Overview

Adverum is a clinical-stage gene therapy company targeting unmet medical need in ocular and rare diseases. We develop gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include clinical development, novel vector discovery, and in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control.

We are advancing a pipeline of novel gene therapy product candidates designed to treat ocular and rare diseases. Our pipeline of internal programs and partnered programs is shown below.

We are conducting a clinical trial for our most advanced gene therapy candidate ADVM‑022, AAV.7m8-aflibercept, for the treatment of wet age-related macular degeneration (wet AMD). ADVM‑022 uses a proprietary capsid (“AAV.7m8”) to deliver a proprietary expression cassette which expresses aflibercept.  ADVM‑022 is administered as a single intravitreal injection and is designed to minimize the treatment burden of repeated anti-Vascular Endothelial Growth Factor (“VEGF”) injections, which is the current standard of care for the treatment of wet AMD. In November 2018, we dosed the first patient in the ADVM‑022 Phase 1 clinical trial entitled “An Open Label Phase 1 Study of ADVM‑022 (AAV.7m8-aflibercept) in Neovascular (Wet) Age-Related Macular Degeneration (“OPTIC trial”). We expect to provide an update on enrollment from the OPTIC trial in the first half of 2019.  In addition, we expect to provide interim data from the OPTIC trial by the first quarter of 2020.

We collaborate with other industry leaders in order to leverage our expertise to develop gene therapy candidates.  We have entered into collaboration agreements with Editas Medicine, Inc. (“Editas”) and Regeneron Pharmaceuticals, Inc. (“Regeneron”).  In addition, we have licensed the right to use AAV.7m8 to GenSight Biologics S.A. (“GenSight”).

Our Strengths

We believe we have the capabilities, resources, and expertise to enable Adverum to become a leading gene therapy company. These strengths include:

•	industry-leading development capabilities in adeno- associated virus (“AAV”) technology;
•	a pipeline of gene therapy product candidates targeting the treatment of ocular and rare diseases;
•	in-house manufacturing expertise, specifically in scalable process development, assay development, and cGMP quality control;
•	a growing portfolio of proprietary vectors;
•	a robust patent portfolio; and
•	an experienced leadership team with expertise in developing gene therapies.

Our Strategy

Our goal is to discover, develop, and commercialize novel gene therapies with the potential to treat patients living with ocular and rare diseases. The key elements of our strategy to achieve this goal are to:

•

Target large patient population impacted by wet AMD. There are an estimated 1.2 million individuals in the U.S. and 3 million worldwide living with wet AMD, and the incidence of new cases is expected to continue to grow significantly as the population ages. We estimate that the standard-of-care therapies generated in excess of $10 billion worldwide in sales in 2018.

•

Address unmet medical need by supplanting chronic treatment regimens with a one-time gene therapy treatment. Our gene therapies are designed as single-administration treatments to address the unmet needs of patients with ocular and rare diseases. The current standard of care for wet AMD and many rare diseases require frequent injections for the duration of the disease, which represent significant treatment burden for patients and their care-takers. As an example, for wet AMD, the current standard-of-care treatments require patients to receive intravitreal injections of anti-VEGF protein every 4-12 weeks, which can be difficult for patients to comply with, leading to loss of vision from underdosing. A single-dose gene therapy has the potential to alleviate this treatment burden.

•

Pursue indications with well-defined clinical and regulatory paths where possible, to mitigate the risk of the development of our novel gene therapies. We have selected indications that have prior clinical validation, including established endpoints, and defined regulatory paths. For example, for wet AMD, aflibercept is an approved standard-of-care treatment, and ADVM‑022 utilizes a proprietary vector designed to provide the same anti-VEGF protein through a single intravitreal injection.  We are evaluating whether other ocular diseases with approved anti-VEGF therapies might also be treated with ADVM‑022.

•

Advance our earlier-stage research initiatives and leverage our industry-leading capabilities in novel vector development. We leverage our next-generation AAV-based directed evolution platform to engineer AAV capsids with enhanced tropism for certain tissues and/or improved antibody neutralization profiles over existing AAV variants. Combining our vectorology and manufacturing expertise, we have the capability to generate high-quantity recombinant AAV capsid libraries that can be screened in large animals rather than rodents, to maximize applicability of the screens to human subjects. We are also focused on discovering improved ubiquitous and cell-specific promoters and expression cassettes to offer optimal transgene expression target tissues. We plan to use this expertise to expand our pipeline and manage the life cycle of our novel gene therapies.

•

Collaborate with partners to leverage our industry-leading AAV vector expertise and ocular vector development and product delivery capabilities. Under a collaboration agreement with Editas Medicine, we are leveraging our proprietary AAV vectors for use with Editas’ leading CRISPR-based genome editing technologies to treat up to five inherited retinal diseases. Our collaboration agreement with Regeneron provides for the development of up to eight distinct ocular therapeutic targets and, includes AVA-311 for the treatment of juvenile XLRS. We plan to continue to explore ways to work collaboratively with these and potential new partners that may benefit from our capabilities and expertise in AAV vector development and product delivery.

•

Expand our process development capabilities to support late-stage clinical trials and commercialization. We are investing in a facility which will allow us to expand our internal process development capabilities. Our manufacturing process is based on the Baculovirus/Sf9 production system, which has been used for a number of vaccines and recombinant protein therapies approved by the U.S. Food and Drug Administration (“FDA”) and European Medical Agency (“EMA”), and is capable of producing large quantities of AAVs. Our strategy is to develop scalable processes to transfer to our cGMP contract manufacturers, commensurate with our stage of development.  Our new facility will expand our in-house process development capabilities to support larger, late-stage clinical trials and commercialization.

Gene Therapy Background

Gene therapy is a powerful treatment modality to address disease biology in a targeted and efficient way. With gene therapy, patients receive vectors encoding therapeutic genes, expressing a therapeutic protein or the functional version of a mutated protein. Instead of providing proteins or other therapies externally and dosing them over a long period, gene therapy offers the possibility of dosing once, or a very limited number of times, to achieve a long-term, durable benefit. Once a patient’s cells have incorporated the therapeutic gene, the cells potentially are able to continue to produce the therapeutic protein for years.

Similar to existing classes of protein or biologic therapies such as monoclonal antibodies and drug-antibody conjugates, gene therapy has taken a number of years to evolve from a research tool into a viable and compelling treatment modality. There have been several recent advances in gene therapy, including the following:

•

Substantial clinical data. Positive data from gene therapy clinical trials have been reported in a variety of indications, including hemophilia, Spinal Muscular Atrophy, X-linked myotubular myopathy, Sanfilippo syndrome, ornithine transcarbamylase deficiency, glycogen storage disease type 1a, and Duchenne muscular dystrophy, as well as several ocular diseases including biallelic RPE65 mutation-associated retinal dystrophy, choroideremia, and X‑linked retinitis pigmentosa.

•

Significant investment by biopharmaceutical companies. The modality of gene therapy has received significant interest and investments by biopharmaceutical companies. Large, global biopharmaceutical companies, such as BioMarin Pharmaceutical Inc., Biogen Idec Inc., Celgene Corporation, GlaxoSmithKline plc, Hoffmann-La Roche Ltd., Novartis, Regeneron, Sanofi, and Shire Pharmaceuticals Group Plc, have increased their investment in the gene therapy field. Additionally, pure-play gene therapy companies, such as Applied Genetic Technologies Corporation, Audentes Therapeutics, Inc., REGENXBIO Inc., Spark Therapeutics, Inc., Ultragenyx Pharmaceutical Inc., uniQure N.V., Abeona Therapeutics, Nightstar Therapeutics, Sarepta Therapeutics, Solid Biosciences, and Voyager Therapeutics, have attracted recent investment in this growing field.

•

Approval of cell and gene therapy products by regulatory authorities. The FDA and EMA have approved several cell and gene therapy products. In December 2017, the FDA approved its first AAV vector-based gene therapy product, LUXTURNA™ (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy.

Our Novel AAV Vector Discovery and Optimization System

Our next-generation discovery platform is based on vectors derived from AAV, which is a small, non-pathogenic virus, which carry a therapeutic DNA instead of the viral genes. The resulting vector is used to deliver a gene into a desired cell population, which when expressed, can provide sustained protein production. We believe AAV vectors offer numerous advantages over other viral and non-viral vector technologies used for gene therapy. These advantages, highlighted below, have the potential to allow AAVs to be safe, to be applicable for a variety of indications, and to exhibit long-term efficacy.

•	Highly-efficient transfer of DNA. AAV vectors offer highly-efficient transfer of DNA to the patient.
•	Non-pathogenic. Naturally occurring AAV is not known to cause disease in humans.
•

Non-replicating. Naturally occurring AAV is incapable of replication without co-infection of a helper virus such as adenovirus, herpes virus, or others. Once inside the host cell, AAV vectors do not replicate, and cannot spread in the absence of co-infection.

•

Long-term expression. Once incorporated into the host cell, AAV vectors can continue to drive expression of a therapeutic protein for years, making AAV-based gene therapy a compelling treatment modality for diseases requiring frequent chronic treatment regimens.

•	Low-integrating potential. AAV vector genomes remain mainly as a stable non-integrated episome in the host cell nucleus, mitigating safety concerns associated with genomic integration.
•	Low inflammatory potential. Compared to other vectors used in direct gene therapy approaches, AAV vectors elicit mild inflammatory reactions.
•

Ability to transduce non-dividing cells. AAV vectors can efficiently transduce non-dividing cells or slow-dividing cells such as retinal cells and hepatocytes, which allow production of the therapeutic protein at the site of the disease (wet AMD) or its natural organ of production (A1AT).

•

FDA approved. In December 2017, the FDA approved its first AAV vector-based gene therapy product, LUXTURNA (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy.

AAV-derived vectors are a leading vector used in gene therapy. According to the Journal of Gene Medicine, AAV has been used in over 200 clinical trials as of August 2018. As effective as existing AAV vectors are in gene therapy, we believe there are opportunities for improvement. Naturally occurring AAV variants have evolved with particular characteristics, some of which remain and pose limitations to their use in gene therapy.

To create next-generation vectors, we use a multi-step process known as directed evolution. Our directed evolution technology uses a library of engineered AAV capsid genes, which exhibit different properties and capabilities than naturally occurring AAVs. Once we have created an initial pool of millions of different AAVs, we screen the AAVs in the pool for novel properties, e.g., specific transduction of a particular cell type, or the capability to evade pre-existing neutralizing immune response. Once capsids with desirable properties are identified, those capsids are screened to create a smaller pool of optimized vectors which are further screened until we have identified a select number of engineered AAVs with the characteristics we seek.

Our Product Candidates

We have a pipeline of novel gene therapy product candidates in development for the treatment of patients with ocular and rare diseases.

Ocular Diseases

ADVM‑022 for Treatment of Wet AMD

Market for Treating Patients with Wet AMD

Age-related macular degeneration (“AMD”) is a progressive disease affecting the retinal cells in the macula, the region of the eye responsible for central vision. Disease progression results in the death of retinal cells and the gradual loss of vision.

Wet AMD is an advanced form of AMD, affecting approximately 10% of patients living with AMD. In patients with wet AMD, blood vessels begin to invade the space between layers of cells in the retina. These new blood vessels are often leaky, which results in fluid and blood in the retina and causes vision loss.

Wet AMD is a leading cause of vision loss in patients over 60 years of age, with a prevalence of approximately 1.2 million individuals in the U.S. and 3 million worldwide. The incidence of new cases of wet AMD in the U.S. is approximately 150,000 to 200,000 annually, and this number is expected to grow significantly as the country’s population ages.

Although the underlying molecular causes of wet AMD are not completely known, VEGF is known to play a central role in the growth of new blood vessels in wet AMD.  The current standard-of-care therapies for wet AMD are proteins that bind VEGF and neutralize its activity.  We estimate that these standard-of-care therapies generated in excess of $10 billion in sales worldwide in 2018.

The standard-of-care therapies for wet AMD can be burdensome, as patients generally require chronic intravitreal injection of anti-VEGF protein every 4-12 weeks. Compliance with this regimen can be difficult for patients and their caregivers, leading to compliance deficiencies and loss of vision from underdosing.

Our Approach for Treating Wet AMD

ADVM‑022 is our clinical-stage gene therapy product candidate for the treatment of wet AMD. ADVM‑022 uses the AAV.7m8 capsid to deliver a proprietary expression cassette expressing aflibercept. ADVM‑022 is administered as a single intravitreal injection and is designed to minimize the treatment burden of frequent injections required for the standard-of-care treatment. The AAV.7m8 capsid was engineered from AAV2 by directed evolution to efficiently transduce retinal cells following intravitreal injection.  The vector carries a vector genome (“vg”) encoding a codon-optimized cDNA of the aflibercept protein, a current standard of care in wet AMD, under the control of a strong, ubiquitous expression cassette.

A number of AAV-based gene therapy products, including LUXTURNA, are designed for subretinal injection.  However, we believe intravitreal injection of gene therapy offers substantial benefits over subretinal injection, including:

•	intravitreal injection is the current standard of care for wet AMD patients, and more widely used than subretinal injections;
•

vector delivered by subretinal injection can only access cells near the injection site (the “bleb”), whereas intravitreal injection allows the vector to access a larger portion of the retinal surface area; and

•	subretinal injections require a surgical setting, while intravitreal injections are administered in an outpatient visit.

Advancing the Clinical Development of ADVM‑022 for Wet AMD

We initiated the ADVM‑022 Phase 1 clinical trial entitled “An Open Label Phase 1 Study of ADVM 022 (AAV.7m8-aflibercept) in Neovascular (Wet) Age-Related Macular Degeneration – [OPTIC]” (“the OPTIC trial”) with the first patient dosed in November 2018.

The OPTIC trial is a multi-center, open-label, Phase 1, dose-escalation trial, designed to assess the safety and tolerability of a single intravitreal injection of ADVM‑022 in patients with wet AMD who are responsive to anti-VEGF treatment.  The trial is expected to enroll 18 patients and evaluate three doses of ADVM‑022; first dose: 6 × 1011 vg/eye, second dose: 2 × 1012 vg/eye, and third dose: 6 × 1012 vg/eye.  Subjects will be administered a tapering prophylactic corticosteroid regimen.  The primary endpoint of the trial is the safety and tolerability of ADVM‑022 at 24 weeks after a single intravitreal injection.  Secondary endpoints include changes in best-corrected visual acuity (“BCVA”), measurement of central retinal thickness (“CRT”), as well as mean number of rescue anti-VEGF injections and percentage of patients needing rescue anti-VEGF injections.  The OPTIC trial will last approximately two years.  A diagram of the OPTIC trial is shown below.

We expect to provide an update on enrollment from the OPTIC trial in the first half of 2019.  In addition, we expect to provide interim data from the OPTIC trial by the first quarter of 2020.

In September 2018, we received Fast Track designation from the FDA for ADVM‑022 for wet AMD.  The Fast Track designation is given to drugs and biologics that treat serious conditions and fill unmet medical need.  Fast Track designation makes ADVM‑022 for wet AMD eligible for several benefits, including more frequent meetings with the FDA to discuss our development plan, more frequent written communications, and rolling review our Biological License Application (“BLA”).

Beyond wet AMD, we are evaluating whether other ocular diseases with approved anti-VEGF therapies might also be treated with ADVM‑022.

Preclinical Proof of Concept for ADVM‑022

ADVM‑022 was designed to provide long-term aflibercept expression following intravitreal injection.  To evaluate the potential of ADVM‑022 to treat wet AMD, we assessed its efficacy non-human primates (“NHPs”).  We observed that a single intravitreal administration of ADVM‑022 provided sustained expression of aflibercept for at least two years at levels comparable to those experienced three to four weeks post-injection of aflibercept protein.  Further, in a laser-induced choroidal neovascularization model in NHPs, the industry standard model for testing new wet AMD therapies, we observed that a single intravitreal injection of ADVM‑022 13 months before lasering provided the same level of protection from clinically relevant lesions as an intravitreal bolus of aflibercept at the time of lesioning, the current standard of care.

Long-term Aflibercept Expression in Aqueous and Vitreous Humor
Following Intravitreal ADVM‑022

IVT=intravitreal; OS= oculus sinister; OD= oculus dextrus

Source: Angiogenesis, Exudation, and Degeneration Conference, February 2019.

Aflibercept Levels in the Retina ADVM-022 vs. Aflibercept Bolus (1.2 mg)

Source: Poster presentation, American Society of Gene and Cell Therapy (ASGCT) 21st Annual Meeting, May 2018

Source: Grishanin, et al. “Preclinical Evaluation of ADVM‑022, a Novel Gene Therapy Approach to Treating Wet Age-Related Macular Degeneration.” Molecular Therapy. 2018. DOI:https://doi.org/10.1016/j.ymthe.2018.11.003

Rare Diseases

Treatment of A1AT Deficiency

ADVM‑043 is a gene therapy product candidate designed to provide stable, long-term A1AT protein expression for the treatment of A1AT deficiency. Preclinical studies in mice and non-human primates showed that ADVM‑043 provided stable, robust, long-term expression of A1AT protein.

In December 2017 we began enrolling patients in the ADVANCE Phase 1/2 Clinical Trial of ADVM‑043 for A1AT deficiency (“the ADVANCE trial”), a multi-center, open-label, dose-escalation study of ADVM‑043 in patients with A1AT deficiency.  The ADVANCE trial enrolled a total of six subjects, two subjects per dose at three doses of ADVM‑043: 1.0 × 1012 vg/kg (8.0 × 1013 vg), 5.0 × 10 12 vg/kg (4.0 × 1014 vg) and 1.5 × 10 13 vg/kg (1.2 × 1015 vg).  In November 2018, we announced preliminary data from the ADVANCE trial which demonstrate that ADVM‑043 can be safely administered and was well tolerated during a mean follow-up period of 25 weeks post-administration at doses up to 1.5 × 10 13 vg/kg (1.2 × 1015 vg).  We observed at total of 15 adverse events (AEs), all of which were mild (Grade 1) in severity, except for one serious adverse event (SAE), which was considered Grade 3 in severity but found to be unrelated to ADVM‑043.  Of the 15 adverse events, only two were deemed possibly associated with

ADVM‑043: Two AEs of elevated alanine aminotransferase (“ALT”) (Grade 1, mild). The ALTs normalized within a few days after an increase in prednisone dose.  However, A1AT protein expression did not reach a clinically meaningful level, nor was a dose response observed between the three cohorts.

Based on data from the ADVANCE trial, we discontinued the development of ADVM‑043, and are conducting additional preclinical studies to evaluate potential paths forward for development of a product candidate for the treatment of A1AT deficiency.

We plan to provide an update on the A1AT deficiency program in the first half of 2019.

HAE

ADVM‑053 is our preclinical gene therapy product candidate for the treatment of HAE. ADVM‑053 is designed to be administered as a single IV injection to prevent HAE attacks. Like ADVM‑043, ADVM‑053 utilizes an AAVrh.10‑based vector, which has been shown to target the liver, which is the natural source of C1EI. In preclinical studies, a single IV administration of ADVM‑053 showed robust C1EI protein expression. In a proof-of-concept study, ADVM‑053 increased C1EI protein expression above anticipated therapeutic levels. An additional study, in a mouse model of the disease, demonstrated that ADVM‑053 decreased vascular permeability.  However, due to the lack of clinical efficacy that we observed in ADVM‑043, also an AAVrh.10‑based product candidate, are conducting additional preclinical studies to evaluate potential paths forward for development of a product candidate for the treatment of HAE.

We plan to provide an update on the ADVM‑053 program in the first half of 2019.

Other Preclinical Product Candidates

In addition to our lead programs, we are currently utilizing our industry-leading development capabilities for our AAV-based directed evolution platform and are conducting observational studies.  We are in the early stages of preclinical development for additional product candidates that we may advance in the future.

Partnered Program Product Candidates

Our partnered programs include vectors we are developing under collaboration agreements. Under an agreement with Editas we are leveraging our AAV-vectors for use with Editas’ leading Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”)-based genome editing technologies to treat up to five inherited retinal diseases. Our agreement with Regeneron provides for development of up to eight distinct ocular therapeutic targets, which includes AVA-311 for the treatment of juvenile X-Linked Retinoschisis (“XLRS”).

We have also licensed to GenSight rights to use AAV.7m8 for GS030 gene therapy encoding channelrhodopsin protein. GenSight has received approval to initiate a Phase 1/2 trial in retinitis pigmentosa in the U.S., France, and U.K., which began in October 2018.

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

Our BEVS manufacturing process is presented in the figure below, with the eye as an exemplary target organ.

1)	The process begins with two DNA constructs, one encoding the therapeutic protein and the other encoding AAV helper components for the AAV capsid and vector replication.
2)	Each DNA construct is inserted into the genome of a baculovirus to create two types of recombinant baculoviruses.
3)	The two baculoviruses are used to transduce Sf9 insect cells, which in turn produce large amounts of AAV vectors containing the therapeutic gene of interest.
4)	The transduced Sf9 insect cells are then harvested and treated with a buffer solution to lyse the insect cells and release the AAV vectors.
5)	Recovered AAV vectors are then purified to remove unwanted debris.
6)	Following purification, the vectors are formulated in a physiological solution and placed in vials.
7)	The resulting drug product is ready for use as a therapeutic treatment for the targeted disease (e.g., injection in the eye to treat wet AMD).

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

•

Safety advantages. Our BEVS system does not use mammalian cell cultures or tumorigenic cell lines, and the DNA sequences used to allow AAV vector production are inactive in mammalian cells, which lowers the risk of off-target expression from our products in humans.

•

High yield and low cost. Because of its scalability, our BEVS system allows the production of large quantities of AAV vectors, up to the 2000-liter scale. Production at this scale lowers the unit cost of goods and may enable us to meet global demand for large markets, such as wet AMD.

•	High purity. Our BEVS system coupled with our proprietary downstream purification process produces a highly pure drug substance.
•

Precedent regulatory framework. Glybera, an AAV-based gene therapy, and several other vaccines and recombinant protein therapies have been approved by the FDA and EMA using a manufacturing process similar to our BEVS technology.

Our products are manufactured using proprietary cell banks and a scalable process developed internally that is transferred to approved Contract Manufacturing Organizations (“CMOs”). These CMOs produce investigational drugs under cGMP conditions to support our clinical trials. Raw materials of highest quality are purchased from various suppliers and are used throughout the manufacturing process.

We have entered into a manufacturing technology license agreement with Lonza Houston, Inc. (“Lonza”). The license agreement provides that the parties will conduct activities to evaluate certain BEVS technology and that we may elect to engage Lonza to manufacture our products. We have also granted to Lonza certain licenses to practice the manufacturing technology for products other than those being developed by us, our affiliates or sublicensees.

We continue to evaluate new raw material suppliers as well as CMOs with available manufacturing slots, in order to provide manufacturing flexibility. As we prepare for larger, late-stage clinical trials and potential commercialization, we plan to expand our in-house process development capabilities in stages, allowing us to develop larger-scale processes for transfer to our GMP contract manufacturers.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new proprietary technologies and therapies and a strong emphasis on intellectual property. We believe that our single administration, intravitreal approach to the treatment of wet AMD, our AAV-based directed evolution platform, and our expertise in the field of gene therapy provide us with competitive advantages.  However, we face actual or potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from academic institutions, governmental agencies, and public and private research institutions.

Our wet AMD gene therapy ADVM‑022 utilizes a proprietary vector and is administered through a single intravitreal injection and will compete with a variety of therapies currently marketed and in development, including biologics, small molecules and gene therapy. The key factors that contribute to success of any approved product include safety profile, efficacy, mode of administration and cost of goods. Existing anti-VEGF therapies are well-established therapies and are widely accepted by physicians, patients and third-party payers as the standard-of-care treatment of patients with wet AMD. To date, we are not aware of any treatment that has demonstrated a better benefit to patients than regular anti-VEGF protein delivery.

We know of a significant number of product candidates in development for wet AMD, and we group them into four main categories:

•	biosimilar anti-VEGFs (e.g. FYB201);
•	combination / add-on therapy for efficacy improvement (e.g. faricimab);
•	next generation anti-VEGF with quarterly injection (e.g. brolucizumab and abicipar pegol); and
•	long acting delivery device / gene therapy to lower treatment frequency (e.g. ranibizumab port delivery system)

There are several other companies with marketed products or products in development for the treatment of wet AMD. These companies include Allergan, Bayer, Hoffmann-La Roche Ltd., Novartis, and Regeneron.

These companies, as well as competitors we may face, either alone or with their partners, for our other product candidates, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments, and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.

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

License and Collaboration Agreements

Regeneron

In May 2014, we entered into a collaboration agreement with Regeneron for an initial period of three years to research, develop and commercialize novel gene therapy products for the treatment of ocular diseases. These products are based on our proprietary viral vectors that express transgenes encoding molecules that modulate up to a total of eight specified targets, and encoding certain endogenous molecules known to bind to and modulate such targets (such products, including AVA-311, collectively the “Products”). In February 2017, Regeneron exercised its option to extend the research term of the collaboration agreement for an additional three years, through May 1, 2020.

Pursuant to the collaboration agreement, we and Regeneron have been conducting a research program to identify potential Products for a specified time period. Regeneron bears all costs of performing research under the Collaboration Agreement. Regeneron has a right to substitute a certain number of such targets and may, subject to a payment to us, expand the collaboration beyond the four initially designated targets to include up to four additional targets, and endogenous molecules known to bind to and modulate such additional targets, in the research program, provided that Adverum is not currently developing that target.

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

Editas

In August 2016, we entered into a collaboration, option, and license agreement with Editas pursuant to which we and Editas collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology and we grant to Editas an exclusive option to obtain certain exclusive rights to use our proprietary vectors in up to five ophthalmic indications. We received a $1.0 million non-refundable upfront payment, with $0.5 million of such payment to be credited against Editas’ obligation to fund research and development costs during the year ended December 31, 2016. Under the terms of the agreement, both we and Editas are subject to exclusivity obligations. In January 2018, we and Editas amended and extended the collaboration, option and license agreement. In consideration of extending the agreement, Editas made a one-time payment of $0.5 million to us in February 2018.  In June 2018, we and Editas entered into a subsequent amendment to the agreement to extend the Research Period and First Option Exercise Date (each as defined in the collaboration, option, and license agreement with Editas, as amended).

Under the terms of the agreement, as amended, Editas had until November 2018 to exercise the option with respect to a designated initial indication, which Editas declined to do.  With respect to the four other indications, Editas may exercise the option until August 2020, provided that the option will expire in August 2019 if Editas has not exercised one option with respect any other indication by such date. Upon Editas’ timely exercise of the option with respect to the first additional indication for which Editas timely exercises its option, Editas will pay us a $1.5 million fee. Upon each subsequent exercise of the option, Editas will pay us a $1.0 million fee per indication. If Editas elects to develop a product using certain of our proprietary vectors, we will be eligible to receive up to $15.5 million in development and commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

Unless earlier terminated, the agreement will be in effect until the later of the expiration of the option exercise period or the expiration of the royalty term of the last product. At any time after the option is first exercised, Editas may terminate the agreement for convenience in its entirety or on an indication-by-indication or country-by-country basis, upon prior written notice to us. We may also terminate the agreement if Editas challenges our patents relating to our proprietary vectors and does not withdraw such challenge within a defined period of time. In addition, either party may terminate the agreement with written notice upon a bankruptcy of the other party or upon an uncured material breach by the other party.

University of California

Gene Therapy for Eye Disease License Agreement:   In May 2010, we entered into a license agreement, which was amended in September 2013, with the Regents of University of California (“Regents”). Under the license agreement, the Regents have granted to us an exclusive, even as to the Regents, license, with the right to grant sublicenses, under the Regents’ undivided interest in patent rights covering a method of using recombinant gene delivery vectors for treating or preventing diseases of the eye, to develop and commercialize products covered by such patent rights in all fields of use in the U.S. The licensed patent rights are jointly owned by the Regents and Chiron Corporation, which was acquired by Novartis AG (“Chiron”), but our license extends only to the Regents’ interest in such patent rights.

Under the license agreement, we are obligated to make milestone payments totaling up to $0.9 million upon reaching certain stages of development of the licensed products for one indication and totaling up to $0.5 million for each subsequent indication for which licensed products are developed, for up to a maximum of two additional indications. Through December 31, 2018, none of these goals had been achieved, and no milestones were payable. The license agreement also contains certain royalty payment requirements for net sales of licensed products.

This license agreement with the Regents continues in effect for the life of the last-to-expire patent, which we expect to occur in 2020. We expect the agreement to terminate prior to any commercialization of any product candidates to which they apply.

AAV.7m8 License Agreement:  In June 2013, we entered into an exclusive worldwide sublicensable license agreement with the Regents to certain intellectual property related to improved AAV vectors, including the AAV.7m8 capsid.  Under this license agreement, we are obligated to make certain de minimis license payments, certain milestone payments totaling up to $1.0 million upon reaching certain stages of development of the licensed products for a first indication, and totaling up to $0.5 million for each subsequent indication for which licensed products are developed, for up to a maximum of two additional indications.  In addition, we are obligated to pay Regents royalties on sales of licensed products in the low single-digits, subject to adjustments and minimum thresholds.

Unless earlier terminated, this agreement will be in effect on a country-by-country, licensed product-by-licensed product basis until the expiration of the last claim of the licensed intellectual property covering the manufacture, use, or sale of such product in such country.  We may terminate this agreement in whole or in party by giving Regents 30 days’ prior written notice.  Regents may terminate this agreement for breach by us that remains uncured for 60 days, if we become insolvent, if we directly or through a third-party file a claim that a licensed patent right is invalid or unenforceable, or if we fail to meet or extend the date for meeting certain diligence milestones.

Cornell University

Cornell MSA

We were a party to a master service agreement (“MSA”) with Cornell University (“Cornell”) originally established in August 2014 and amended in December 2015. Under the MSA, Cornell provided assistance in regulatory affairs, overall project management, and parameter development. The MSA, as amended, provided for Annapurna to pay Cornell $13.3 million ratably over four years for these services as services were performed.

In December 2016, we informed Cornell that we decided to terminate the MSA for material breach, effective January 6, 2017. Subsequently, Cornell informed us that it disputes the validity of our termination of the MSA. Although we intend to defend the validity of our termination of the MSA, we recorded $2.0 million of estimated costs associated with the termination of the MSA during the year ended December 31, 2017. This MSA included services relating to gene therapy programs directed to A1AT deficiency, HAE and severe allergy. Our license agreements with Cornell remained in effect despite termination of the MSA.

Following termination of the MSA we contracted with a large-scale CMO that complies with cGMP industry standards to produce product quantities for clinical trials and potential commercial supply.

Cornell License Agreements

In December 2015, Annapurna entered into three licensing agreements with Cornell, pursuant to which we have been advancing gene therapy programs ADVM‑043, ADVM‑053, and severe allergy, which originally were initiated at the Department of Genetic Medicine at Weill Cornell.

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

Allergy License Agreement: Under this agreement, we hold an exclusive license to certain patents related to allergens and a non-exclusive license to certain other technology related to allergens.  In October 2018, we notified Cornell of our intent to exercise our right to terminate the Allergy License Agreement, effective January 2019.

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

Unless earlier terminated, this agreement will be in effect on a country-by-country, licensed product-by-licensed product basis until the later of the expiration of the last claim of the licensed intellectual property which cover the manufacture, use or sale of such product in such country or 10 years after the first commercial sale of such product in such country in which such product is sold. Upon a country-by-country and product-by-product basis, we will have a fully paid up, perpetual, irrevocable license with respect to such product in such country under the licensed intellectual property following expiration of this agreement with respect to such product in the applicable country. We may terminate this agreement upon 60 days’ prior written notice. Inserm may terminate this license agreement if Annapurna becomes the subject of a voluntary or involuntary petition in bankruptcy or fails to meet development milestones and such failure is not cured within a specified number of days. Inserm may also terminate the license granted to us in a given country if we (i) before regulatory approval of a product in any country, have ceased conducting any development of products in all countries for 12 consecutive months or (ii) after regulatory approval of a product in a given country, have ceased marketing such product in such country for 12 consecutive months.

Pursuant to Section 4.7 of the agreement with Inserm, our acquisition of Annapurna triggered a one-time payment to Inserm of €0.3 million.

GenSight

On February 2014, we entered into an agreement with GenSight, in which we granted GenSight a non-exclusive license to our proprietary AAV.7m8 vector to develop gene therapy products to deliver certain therapeutic transgenes. Under the agreement, we are eligible to receive development, regulatory and commercial milestones. Also, we are eligible to receive low to mid-single digit royalties on sales of GenSight’s licensed products.

GenSight is currently developing GS030, a gene therapy encoding channelrhodopsin protein which incorporates the AAV.7m8 capsid. GenSight has received approval to initiate a Phase 1/2 trial with GS030 to treat retinitis pigmentosa in the U.S., France, and the U.K., which began in October 2018.

Virovek

On October 12, 2011, we entered into an agreement with Virovek, Inc. (“Virovek”), in which we received a non-exclusive license to certain Virovek technology and know-how related to methods and materials for manufacturing AAV. Under the agreement, Virovek is entitled to certain license payments and low-single digit royalty payments. This license with Virovek continues in effect until expiration of the last-to-expire patent.

Intellectual Property

Overview

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy that may be important for the development of our business. Additionally, we may rely on regulatory protection afforded through orphan drug designations, data exclusivity, market exclusivity, and patent term extensions where available.

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

We own or license more than 100 patent applications pending in the U.S. and foreign jurisdictions, including more than 40 pending applications filed by or on behalf of universities which have granted us exclusive license rights to the technology. In addition, we own or license more than 30 issued patents that are currently in force. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek patent protection in the U.S. and abroad for a variety of technologies, including research tools and methods, AAV-based biological products, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-owned Intellectual Property

We own three patent families that are directed to AAV-based compositions and methods for treating or preventing eye diseases associated with neovascularization. Patents and applications in the first of these families relate to compositions and methods for the AAV-based delivery of anti-VEGF proteins, for use in treating neovascular diseases of the eye, including wet AMD, in patients who respond to anti-VEGF protein therapy.  Patents in this family have issued in the U.S. and the Asia/Pacific region, and corresponding applications are pending in the U.S., elsewhere in North America, Europe, and Asia. Patents in this family are generally expected to expire in 2033, subject to possible patent term extensions. Applications in the second and third of these families relate to AAV gene therapy for the treatment of wet AMD using the AAV.7m8 vector to deliver ranibizumab or aflibercept. Each family has applications pending in the U.S. and corresponding applications pending abroad. Patents that may eventually issue from either of these patent families, if any, are generally expected to expire in 2037, subject to possible patent term extensions.

We also own eight patent families that are directed to various aspects of our proprietary technology platform. One of these families contains issued patents in the US and Asia, and pending applications in the U.S., elsewhere in North America, Europe, and Asia.  The remaining families contain pending U.S. provisional or PCT applications or national phase applications in the U.S., elsewhere in North America, Europe, and Asia. Patents that may eventually issue from these families, if any, are generally expected to expire between 2036 and 2038, subject to possible patent term extensions.

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

One patent family directed to improved rAAV virions that we have exclusively licensed in the ocular field includes granted patents in the U.S., as well as elsewhere in North America and Europe, as well as pending patent applications in the U.S. The patents in this family are projected to expire in 2024, subject to possible patent term extensions.

Another patent family directed to improved rAAV virions that we have exclusively licensed includes granted U.S. patents and a pending U.S. patent application that are expected to expire in 2031, subject to possible patent term extensions.

A third patent family that we have exclusively licensed includes claims directed to the novel AAV.7m8 vector, which allows delivery of transgenes to the retina via intravitreal injection, and which we utilize in our clinical candidate ADVM‑022. This family includes issued patents in the U.S. Corresponding applications are pending in the U.S. and elsewhere in North America, Asia and the Pacific. Patents that issue from this patent family, if any, are generally expected to expire in 2032, subject to possible patent term extensions.

We have also nonexclusively licensed rights to a patent family related to the Baculovirus/SF9 production system that includes issued patents in the U.S., Europe, and Asia. These patents are expected to expire in 2027, subject to possible patent term extensions.

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

We have exclusively licensed certain know-how related to gene therapy for A1AT deficiency and rights to an IND to perform clinical studies of gene therapy for A1AT.

Trade Secret Protection

In some circumstances we may rely on trade secrets to protect aspects of our technology and product candidates, including aspects for which we do not obtain patent protection. We seek to protect our trade secrets and confidential information, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our confidential information and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government Regulation

In the U.S., biologic products, including gene therapy products, are primarily regulated under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the Public Health Service Act, as well as corresponding implementing regulations promulgated by the FDA.  These laws and regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, advertising-promotion, post-approval monitoring and reporting, sampling, export and import of biologics products. FDA clearance must be obtained before conducting human clinical testing of our gene therapy products. New biologics, as well as new dosage forms or new uses of previously approved biologics, require the submission of a BLA and approval by the FDA before being marketed in the U.S.

Within FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies and FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review.  FDA has published a growing body of guidance documents related to, among other things, gene therapy products developed for rare diseases, on patient-focused drug development, preclinical testing, and chemistry, manufacturing and controls, IND applications, and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products. Guidance documents provide the FDA’s current thinking about a particular subject, but are not legally binding.

The process required by FDA before our product candidates may be marketed in the U.S. generally involves the following:

•

Completion of non-clinical laboratory test and animal studies in accordance with current Good Laboratory Practice (“GLP”), regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	Submission of an IND to the FDA, which must become effective before human clinical trials may begin;
•	Approval by the independent institutional review board (“IRB”) of each clinical trial site before the trial may be initiated at that site;
•

Approval by the institutional biosafety committee (“IBC”) of each clinical trial site, which assesses the safety of clinical research and identifies any potential risks to public health or the environment;

•

Performance of adequate and well-controlled human clinical trials according to Good Clinical Practice (“GCP”) regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the biologic product for its proposed indication;

•	Establishment of the identity, strength, quality, purity or potency of the biologic product manufactured under cGMP;
•

Satisfactory completion of an FDA inspection of each manufacturing facility at which the biologic product is produced, prior to commercialization, to assess compliance with cGMP, regulations, and any additional requirements pertaining to the manufacture and distribution of biologic products;

•	Submission to FDA of a BLA for marketing approval that includes substantial evidence of purity and potency, safety and efficacy from results of nonclinical testing and clinical trials;
•	Successful completion of FDA audit(s) of the nonclinical and clinical trial sites that generated the data in support of the BLA;
•	Successful completion of the advisory committee review, if FDA convenes an advisory committee;
•

Payment of user fees and FDA review and approval, or licensure, of the BLA prior to any commercial marketing, sale or shipment of the product; application fees for products designated as orphan drugs by FDA as waived; and

•	Compliance with any post-approval requirements or the potential to conduct post-approval studies.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Before testing any biologic product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluation of product chemistry, formulation, and stability, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs.

The results of preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, are submitted as part of an IND to FDA. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions relating to the content of the IND during the review period. In that case, the IND sponsor and the FDA must resolve any outstanding concerns before the IND goes into effect and the clinical trial begins. The FDA can impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold on an IND, clinical trials may not commence or proceed without FDA authorization, and then only under terms authorized by FDA.

Clinical trials involve administering of the investigational biological product candidate to human subjects under the supervision of qualified investigators, who are generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur, and the effectiveness criteria to be used. Each protocol must be submitted to FDA as part of the IND. An independent IRB and IBC at each institution where the clinical trial will be conducted must also review and approve the plan for any clinical trial before it can begin at that institution, and the IRB must monitor the clinical trial until it is completed. The IBC will also assess the safety of the research and until it is completed. Clinical testing also must satisfy GCP requirements, including the requirements for informed consent from all subjects.

All clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA as described above. However, a sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA will accept a well-designed, well-conducted, non-IND foreign clinical trial as support for a BLA if (i) the clinical trial was conducted in accordance with GCP as further detailed in the regulation, including review and approval by an independent ethics committee, and (ii) if FDA is able to validate the data from the clinical trial through an onsite inspection, if necessary. In addition, when an applicant submits data from a foreign clinical trial not conducted under an IND to support a BLA, FDA requires a description of the actions the applicant took to ensure that the research conformed to GCP. Further, additional requirements apply when a sponsor intends to base marketing approval of a new drug solely on foreign clinical data.

Clinical Trials

Clinical trials are typically conducted in three o sequential phases, which may overlap or be combined.

•

In Phase 1, the typically biologic product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Phase 1 clinical trials of gene therapies are typically conducted in patients rather than healthy volunteers.

•

Phase 2 clinical trials are typically well-controlled, closely monitored studies that are generally conducted in a larger subject population than Phase 1 trials to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and to preliminarily evaluate the efficacy of the product candidate for specific targeted indications. For Phase 2 clinical trials in gene therapy, although the subject population may be larger than the Phase 1 trials, the subject population may still remain relatively limited.

•

Phase 3 clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the biological product candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are generally undertaken with large numbers of subjects, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse subject population at multiple, geographically-dispersed clinical trial sites. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a product candidate.

•

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial approval.  These clinical trials are used to gain additional data from treatment of patients in the intended therapeutic indication, particularly for long-term safety.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for any serious and unexpected adverse events that occur during the study, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the clinical protocol or Investigator’s Brochure, as well as any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects from the product candidate,. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information.

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

Human gene therapy products are a new category of therapeutics. As this is a relatively new and expanding areas of novel therapeutic interventions, there can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these studies will be acceptable to FDA to support marketing approval. The FDA and the National Institutes of Health (NIH) developed a publicly accessible database, the Genetic Modification Clinical Research Information System, designed to facilitate safety reporting.  The database includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these clinical trials.

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

Each sponsor must register its clinical trials on the ClinicalTrials.gov website, the registry of new, on-going, and completed clinical trials of drugs, biologics, and device products.

Biologics License Applications

The results of preclinical studies and clinical trials, together with detailed information on the composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. The submission of a BLA must be accompanied by a substantial user fee unless a waiver applies, and is subject to a sixty-day filing review period to determine if the application is sufficiently complete to permit substantive review.

Under the Prescription Drug User Fee Act (“PDUFA”), FDA has a performance goal to review applications within 6 months for priority reviews or 10 months for standard reviews. The review timeline begins upon FDA’s acceptance of the original application submission for filing, no later than 60 calendar days from the date FDA receives the application. In some instances, the review process and the PDUFA goal date may be extended depending on the information required in order the FDA reviewers to complete their review of the BLA.

The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of a BLA by issuing a complete response letter if the applicable statutory and regulatory criteria are not satisfied, and may require additional clinical data or an additional Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret the data differently than we interpret data. Moreover, even if a product receives approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited or subject to Risk Evaluation and Mitigation Strategies (REMS), which could restrict the commercial value of the product.

Once the FDA approves a BLA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. Even where a withdrawal is not required, the FDA still may seize existing inventory of such product or require a recall of product already on the market. In addition, the FDA may require testing, including Phase 4 clinical trials and surveillance programs to monitor the effect of approved biologics which have been commercialized. The FDA has the authority to prevent or limit further marketing of a biologic based on the results of these post-marketing programs.

Biologics may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the sponsor to develop additional data or conduct additional preclinical studies and clinical trials.

Before approving a BLA, the FDA will inspect the facilities at which the biologic is manufactured, and will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements. The FDA may also inspect the site(s) at which the clinical trials were conducted to assess their GCP compliance and will not approve the product unless compliance with the IND study requirements and GCP requirements is satisfactory.

After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to a BLA, the FDA has up to 180 days to review the application. As with new BLAs, the review process is often significantly extended by FDA requests for additional information or clarification.

Once the FDA approves a BLA for a first indication, the biologic is granted 12 years of data exclusivity, meaning that no biosimilar application can be submitted to the FDA until four years after approval of the biologic, and no biosimilar application can be approved during the full 12-year period. These exclusivity provisions only apply to biosimilars—companies that rely on their own data and file a full BLA may be approved earlier than 12 years.

Expedited Development and Review Programs

The FDA has provided guidance to sponsors developing regenerative medicine therapies for serious or life-threatening diseases or conditions, with recommendations on the expedited development and review of these therapies, as provided under the FDCA and the 21st Century Cures Act.

Fast track designation. To qualify for fast track designation, a product candidate must be intended to treat a serious condition and address an unmet medical need. Advantages of fast track designation include the possibility for a rolling review, eligibility for priority review, and the ability to have greater interactions with the FDA.  In addition, under the Fast Track program and FDA’s accelerated approval regulations, the FDA may approve a biologic product based on a surrogate endpoint. A surrogate endpoint is a measurement of laboratory or clinical signs of a disease or conditions that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A biologic product candidate approved using a surrogate endpoint is subject to rigorous post-marketing compliance requirements, including the completion of post-approval clinical trials to confirm the beneficial effect on a clinical endpoint. Failure to conduct or to confirm a clinical benefit during these required trials may result in FDA withdrawal of the approved biologic product from the market.

Any product submitted to the FDA for marketing approval, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, regenerative medicine advanced therapy (“RMAT”) designation, priority review designation, and accelerated approval.

Breakthrough therapy designation. To qualify for the breakthrough therapy program, a product candidate must be intended to treat a serious condition, and have preliminary clinical data indicating that it provides a substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross‑disciplinary review; and rolling review.

Regenerative medicine advanced therapy (“RMAT”) designation.  To qualify for the RMAT designation, a product candidate must be a regenerative medicine therapy intended to treat a serious condition, and there must be preliminary clinical evidence that the candidate has the potential to address unmet medical need.  The FDA has indicated that gene therapies may qualify as regenerative medicine therapies.  Advantages of RMAT designation include early interactions with FDA to discuss any potential surrogate or intermediate endpoints and the addresses potential ways to support accelerated approval and satisfy post-approval requirements.

Priority review. A product, including those that received fast track, breakthrough therapy, or RMAT designations, may be eligible for priority review, if it meets the criteria for priority review at the time the BLA is submitted. If priority review is granted, FDA has a 6-month goal for reviewing the marketing application or efficacy supplement

Accelerated approval. Drug or biologic products with evidence showing that they provide meaningful therapeutic benefit over existing treatments for serious or life‑threatening illnesses may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of clinical data establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit.  As a condition of approval, the FDA may require that a sponsor conduct post‑marketing clinical trials.

Orphan Drug Designation (“ODD”)

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products intended to treat a rare disease or condition—-generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if there is no reasonable expectation that the cost of developing and making the product available in the United States will be recovered from sales of the product.

ODD must be requested before submitting a BLA. ODD does not affect the regulatory review and approval process. However, the first BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA ODD is entitled to a seven-year exclusive marketing period in the United States for that product in the approved indication. During the seven-year marketing exclusivity period, the FDA may not approve any other applications to market a biological product containing the same active moiety for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Among the other benefits of ODD are tax credits for certain research and a waiver of the BLA user fee.

Other Regulatory Requirements

Any biologics manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Biologic manufacturers and their subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to periodic unannounced inspections by FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution or withdraw approval of the BLA for that biologic.

The FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Under FDA’s current interpretation of the relevant laws, in proactively promoting a biologic, a company generally can make only those substantiated claims relating to safety and efficacy that are for indications approved by the FDA and that are otherwise consistent with the FDA-approved label for the biologic. Failure to comply with these requirements can result in fines, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available biologics for uses that are not described in the product’s labeling and that differ from those tested by the sponsor and approved by the FDA. Such off-label uses are common across medical specialties. However, if the FDA finds that we have promoted off-label use of any product that is eventually approved, sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

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

In addition, the pharmaceutical and biotechnology industry have received increased public and governmental scrutiny for the cost of drugs. In particular, U.S. federal prosecutors have issued subpoenas to pharmaceutical companies seeking information about drug pricing practices and the U.S. Senate is investigating several pharmaceutical companies relating to drug price increases and pricing practices. If we obtain regulatory approval of any of our product candidates, our revenue and future profitability could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of gene therapy products l. In the U.S. and other countries, sales of any products for which we receive marketing approval will depend in part on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. A number of gene or cell therapy products have been approved over the past several years by the FDA. Although the CMS subsequently approved its first method of coverage and reimbursement for Yescarta and Kymriah, the methodology has been subject to challenge by members of Congress. CMS’s decision as to coverage and reimbursement for one product does not mean that all similar products will be eligible for analogous coverage and reimbursement. As there is no uniform policy for coverage and reimbursement amongst third-party payors in the United States, even if CMS approves coverage and reimbursement for any of our product candidates, it is unclear what affect, if any, such a decision will have on our ability to obtain and maintain coverage and adequate reimbursement from other private payors.

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care plans, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals. In addition, following the November 2016 Presidential election in the United States, significant uncertainty exists regarding the future of the Affordable Care Act. It is possible that there will be legislation in the future either to amend or replace the Affordable Care Act and that such new legislation will be generally unfavorable toward the pharmaceutical and biotechnology industries (including with regard to a possible reduction in the number of insured individuals with access to drug coverage or additional measures aimed at high cost drug and biologic products). At this time, it is unclear whether those changes will also have an impact on biologic product exclusivity, or the biosimilar product licensure pathway established under the Biologics Price Competition and Innovation Act (BPCIA), which was enacted as part of the Affordable Care Act.

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

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The decentralized procedure includes selecting one reference member state (RMS), and submitting to more than one EU member state at the same time. The RMS National Competent Authority conducts a detailed review and prepares an assessment report, to which concerned member states provide comment. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states post-initial approval. Under the centralized procedure, within 120 days of receiving the marketing applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in the Europe Union and the United States, we or our collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future products.

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

Employees

As of February 28, 2019, we had 82 full-time employees, including a total of 14 employees with M.D. or Ph.D. degrees. Within our workforce, 60 employees are engaged in research and development and 22 in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Corporate and Available Information

We were incorporated in Delaware in 2006 under the name “Avalanche Biotechnologies, Inc.” We completed the initial public offering of our common stock in August 2014. On May 11, 2016, upon the completion of our acquisition of Annapurna Therapeutics

SAS, we changed our name to “Adverum Biotechnologies, Inc.” Our common stock is currently listed on The Nasdaq Global Market under the symbol “ADVM.” We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements.

Our principal executive offices are located at 1035 O’Brien Drive, Menlo Park, CA 94025, and our telephone number is (650) 272‑6269. Our website address is www.adverum.com. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. As of December 31, 2018, we had an accumulated deficit of $320.5 million. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2021. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts.

As of December 31, 2018, our cash, cash equivalents and short-term investments were approximately $205.1 million. We currently expect this cash, cash equivalents and short-term investments to fund our planned operations and capital expenditures into 2021. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials, and expected expenses to be incurred in connection with the build out of our new facility, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.

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

Our product candidates are in the early stages of development and will require substantial preclinical and/or clinical development and testing, manufacturing process improvement and validation, bridging studies and regulatory approval prior to commercialization. It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials, including the ability to demonstrate safety and efficacy of our product candidates;
•

establishing commercial manufacturing capabilities, for example, by engaging third-party manufacturers that can provide products and services to support clinical development and the market demand for our product candidates, if approved;

•	receipt of marketing approvals for any future products for which we complete clinical trials, including securing regulatory exclusivity to the extent available;
•	successfully launching and commercial sales of the product, whether alone or in collaboration with potential partners;
•	acceptance of the product as a viable treatment option by patients, the medical community and third-party payers;
•	establishing market share while competing with other therapies;
•	a continued acceptable safety profile of our products following regulatory approval;
•	maintaining compliance with post-approval regulation and other requirements; and
•	qualifying for, identifying, obtaining, registering, maintaining, enforcing and defending intellectual property rights and claims covering our product candidates.

Our product candidate, ADVM‑043 for the treatment of A1AT deficiency, failed to show sufficient efficacy in the ADVANCE trial, and was discontinued in 2018.  For our lead gene therapy candidate, ADVM‑022, we initiated the OPTIC trial in patients with wet AMD in the fourth quarter of 2018. For our rare disease programs, we are conducting additional preclinical studies to evaluate potential paths forward for development of a product candidate for these programs.

If we, or our collaborators, do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to commercialize our product candidates, which would materially and adversely affect our business, financial condition, results of operations and prospects.

Moreover, of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a BLA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize, any of our product candidates, we may not be able to generate sufficient revenue to continue our business.

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

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other product types, which are better known or more extensively studied to date. As an example, the FDA approved the first gene therapy product, LUXTURNATM (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy in December 2017. The European Commission (EC) recently approved LUXTURNATM for the treatment of vision loss due to a genetic mutation in both copies of the RPE65 gene and who have enough viable retinal cells.

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

Also, before a clinical trial can begin, that clinical site’s IRB and IBC must review the proposed clinical trial to assess appropriateness to conduct the clinical trial at that site. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for human research on or for approval of any of our product candidates.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform. Our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to lack efficacy, have harmful side effects, or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Few of our product candidates and proprietary viral vectors have been tested in clinical trials.

Drug development has inherent risk.  Few of our product candidates and proprietary viral vectors have been evaluated in clinical trials in patients. Our lead product candidate, ADVM‑022 for the treatment of wet AMD, uses a proprietary vector with an unknown safety profile in humans and may experience unexpected results in clinical trials in the future. Additionally, we decided to discontinue the development of product candidate ADVM‑043 associated the ADVANCE trial, during the fourth quarter of 2018. Although ADVM‑043 was safely administered and was well tolerated, A1AT protein measurements did not reach clinically meaningful levels of expression, and no dose response was observed between the first three cohorts of patients. We, or any licensee or development partner, will be required to demonstrate through adequate and well-controlled clinical trials that our product candidate or another party’s product candidate containing one of our proprietary viral vectors are safe and effective for use in their target indications before seeking regulatory approvals for commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors. Any such delay or failure could significantly harm our business prospects, financial condition and results of operations.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology. Promising preclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans.  For example, the levels of protein expression achieved from a vector in a preclinical model, including non-human primate (“NHP”) models, may be significantly higher than the level of protein expression achieved in humans.  In addition, even industry-accepted animal models may not accurately replicate human disease. For example, the laser-induced choroidal neovascularization model in NHP is the industry accepted animal model for wet AMD, where efficacy is assessed by reduction of the number of clinically relevant neovascular lesions. Success in pre-clinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through pre-clinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may only become apparent when the candidate is tested in human patients suffering the relevant disease.  For example, while pre-clinical testing of ADVM‑043 showed promise, in the ADVANCE trial, A1AT protein did not reach a clinically meaningful level of expression and we decided to discontinue development of ADVM‑043 in the fourth quarter of 2018. Furthermore, any future trials for any of our product candidates will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization.

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

From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. As a result, preliminary and interim data should be viewed with caution until the final data from a locked database are available. Material changes in the final data compared to preliminary or interim data, could significantly harm our business prospects, financial condition and results of operations.

Our product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The preclinical and clinical development, manufacturing, analytical testing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and by comparable regulatory authorities in foreign markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved, as well as the target indications and patient population. Approval policies or regulations may change, and the regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

Identifying and qualifying patients to participate in the OPTIC trial for ADVM‑022 for the treatment of wet AMD and any future planned clinical trials will be critical to our success. The timing of current and future clinical trials will depend on the speed at which we can recruit patients to participate in future testing of these product candidates.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of patients with wet AMD for the OPTIC trial for ADVM‑022 and any future clinical trials for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates. The incidence of neutralizing antibodies in the population of patients, particularly for rare diseases, is unknown, and may be higher than we expect. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial.

For our rare disease programs, these impact a small number of individuals in the U.S. (fewer than 200,000) and therefore there is a limited patient pool from which to draw for clinical trials. Enrollment of eligible patients with rare or orphan diseases may be limited or slower than we anticipate in light of the small patient populations involved.

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

Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. Although our vectors do not readily integrate into the patient’s genome and is not known to cause disease in humans, our product candidates do use a viral vector delivery system. If patients negatively associate our product candidates with the adverse events caused by previous gene therapy products, they may not choose to enroll in our clinical trials, which would have a material adverse effect on our business and operations.

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

During the conduct of preclinical studies and clinical trials, patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates has side effects or causes serious or life-threatening side effects, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.

Our product candidates built on AAV vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T‑cell response, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, patients treated with ADVM‑022 could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies and/or recombinant aflibercept protein in the future. Studies have also found that intravenous delivery of certain AAV vectors at very high doses may result in adverse events and prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, hypotony, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.

Additionally, our lead product candidate, ADVM‑022 is designed for long-term, sustained expression of an exogenous protein, aflibercept. Even though Eylea® (aflibercept) has been approved by several regulatory authorities, including the FDA, for the treatment of wet AMD, there may be side effects associated with aflibercept being expressed as a gene therapy treatment modality. If such side effects are serious or life-threatening, the development of our product candidate and future product candidates may fail or be delayed, or, if such product candidate(s) have received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operation.

Risks Related to Our Reliance on Third Parties

We will rely on third parties to conduct some preclinical testing and all clinical trials. If these third parties do not meet our deadlines or otherwise fail to conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

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

There is no guarantee that any CROs, investigators or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, fails to meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the clinical trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any BLA we submit to the FDA. Any such delay or rejection could prevent us from commercializing our product candidates.

We have relied, and expect to continue to rely, on third parties to conduct some or all aspects of our vector production, product manufacturing, product testing, protocol development, protocol performance, research, and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our vector production, product manufacturing, product testing, protocol development, protocol performance, research, preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items.

Any of these third parties may not be successful at fulfilling their contractual obligations or may choose to terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If any of these third parties on which we rely do not perform satisfactorily, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the study plan and protocols, which we may not be able to do.

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

Reliance on third-party manufacturers also entails risks to which we would not be subject to if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	reduced control as a result of using third-party manufacturers for some or all aspects of manufacturing activities;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products.

We and our contractors are subject to significant regulation with respect to manufacturing and testing our products. The contract vendors on which we rely may not continue to meet regulatory requirements and may have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing and testing of our vector product candidates. Our suppliers may require licenses to manufacture or test such components if such processes are not owned by the suppliers or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities, and may be unable to acquire such rights, to the extent that we do not already have them. All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract vendors for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured and tested in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s cGMP regulations enforced by the FDA through its facilities inspection program. Our contract manufacturers have not produced a commercially-approved AAV product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. If the facility does not pass a pre-approval plant inspection, FDA approval of the products will not be granted. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facilities or those of our third-party contractors involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted.

Changes in laws and governmental policies may have an effect on regulations. For example, we and our contract vendors currently rely on other contractors based in the United Kingdom (UK).  If the implementation of new governmental policies associated with BREXIT occurs, these governmental policies may affect our UK-based contractors’ ability to comply with applicable regulations, including existing EU regulations.  If they are unable to return to compliance, or if an acceptable substitute vendor cannot be identified, it may negatively impact our business. Further, to the extent that our UK-based contractors have supply relationships with vendors in the EU, these contractors may experience difficulties, delay or increased costs in receiving materials from their vendors in the EU, which could have a material adverse effect on our UK-based contractors’ ability to provide the services or materials to us.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if we become aware of a violation of our product specifications or applicable regulations, independent of an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and which may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Such violations could also result in civil and/or criminal penalties. Any such remedial measures or other civil and/or criminal penalties imposed upon us or third parties with whom we contract could materially harm our business.

If we or our third-party contractors fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new biologic product, revocation of a pre-existing approval, other civil or criminal penalties or closing one or more manufacturing or testing facilities. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if the service provided by an approved manufacturing or testing contractor is interrupted, there could be a significant disruption in commercial supply. An alternative contractor would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies showing comparability between approved product or testing, and product or testing provided after a contractor change, if a new manufacturing or testing contractor is relied upon for commercial production. Switching contractors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, causing us to incur higher costs, and preventing us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

Our reliance on third parties requires us to share our trade secrets and other confidential information, which increases the possibility that a competitor will discover them or that our confidential information, including trade secrets, will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture our product candidates, we must, at times, share confidential information, including trade secrets, with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are purposefully or inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Public disclosure of our confidential information also prevents us from seeking patent protection for that or related discoveries. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial conditions, results of operations and prospects.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our confidential information and trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future will usually expect to be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential information or trade secrets from any such publication.  However, we may fail to recognize or timely identify such confidential information or trade secrets prior to publication, and they may be disclosed. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets could impair our competitive position and have an adverse impact on our business, financial condition, results of operations and prospects.

Risks Related to Commercialization of Our Product Candidates

Any suspension of, or delays in the commencement or completion of, clinical trials for our product candidates could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses, marketing or distribution or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if at all, of any of our product candidates, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for any product candidate that may receive regulatory approval fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements or applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of product or request us to initiate a product recall.

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

In addition, if any of our product candidates is approved, our product labeling, advertising and promotion would be subject to regulatory requirements and ongoing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or obtain permanent injunctions under which specified promotional conduct is changed or curtailed.

Even if we receive regulatory approval, we still may not be able to successfully commercialize any of our product candidates, and the revenue that we generate from its sales, if any, could be limited.

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
•

new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of wet AMD, A1AT deficiency, hereditary angioedema, or other conditions for which our products are intended to treat;

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

We are advancing the development of ADVM‑022 for the treatment of wet AMD, a disease we believe to be the most common cause of vision loss in adults over the age of 50 in developed countries. If the size of the market for wet AMD is smaller than we anticipate, we may not be able to achieve profitability and growth. Our projections of the number of people who have wet AMD, as well as the subset of people with the disease who have the potential to benefit from treatment with ADVM‑022, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages as we continue to enroll patients in the OPTIC trial of ADVM‑022 for the treatment of wet AMD, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, some patients with wet AMD have neutralizing antibodies at titer levels that may prevent them from benefiting from ADVM‑022.  If this patient population is larger than we estimate, the market for ADVM‑022 may be smaller than we anticipate, and our future revenue may be adversely affected. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates for other reasons, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

Because the target patient population for our rare disease programs is relatively small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth. If the market opportunities for these product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.

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

We may not be successful in establishing and maintaining strategic collaborations, which could adversely affect our ability to receive potential milestone and royalty payments.

We have entered into development or other strategic collaborations with major biotechnology or pharmaceutical companies. For example, we have entered into collaborations with Regeneron and Editas. Research activities under our collaboration agreements are subject to mutually agreed-on research plans and budgets, and if we and our strategic partners are unable to agree on the research plan or research budget in a timely fashion or at all, performance of research activities will be delayed. In addition, some of our strategic partners may terminate any agreements they enter into with us or allow such agreements to expire by their terms. If we fail to maintain our current or future strategic collaborations, we may not realize milestone and royalty payments or other revenues under the collaboration agreements.

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

Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates. For example, if we continue clinical development of, and seek to commercialize, ADVM‑022 for the treatment of wet AMD, it will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules, long acting delivery devices, and gene therapy. Lucentis and EYLEA are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including Allergan, Bayer, Hoffmann-La Roche Ltd., Novartis, and Regeneron.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. Although none of our current product candidates utilize retroviruses and AAVs used in our product candidates have low-integrating potential and is not known to cause disease in humans, our product candidates do use a viral vector delivery system. The risk of serious adverse events remains a concern for gene therapy and we cannot assure that it will not occur in any of our future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

Adverse events in trials or studies conducted by us or other parties, in particular involving the same or similar AAV serotypes to the ones we are using, even if not ultimately attributable to our product candidates or to an AAV serotype that we employ, and resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Similarly, our lead product candidate, ADVM‑022 expresses aflibercept protein that is the same active therapy in Eylea. If safety or efficacy issues occur relating to Eylea, even if not ultimately attributable to aflibercept, this may negatively impact our product candidate. If any such adverse events or issues occur, development and commercialization of our product candidates or advancement of any potential clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

We are dependent on the services of our key executives and clinical and scientific staff, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.

We are dependent on the principal members of our management, clinical and scientific staff. The loss of service of any of our management or clinical or scientific staff could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. If we are not able to retain our management, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, including a permanent Chief Medical Officer and a permanent Chief Financial Officer, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.

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

We had 94 full-time employees as of December 31, 2018. We will need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We have entered into a new lease for a new corporate, process development, and research headquarters, which may be more costly to build out than we anticipate and may not provide all of the functionality we expect, which could cause us to incur unanticipated costs.

In June 2018, we entered into a lease for a building located in Redwood City, California, which we plan to occupy by year end 2019. This facility will serve as our new corporate headquarters and will include approximately 81,000 square feet of office, development, and research laboratory space. We believe this facility will enable us to increase our process development capabilities to the 1000-liter scale. There can be no assurance that the cost of building out this space will not be significantly more than we expect, or that the functionality of this space will be as we expect. Additionally, since we are not developing this space for clinical or commercial manufacturing production, we will continue to rely upon our limited number of suppliers to manufacture of our gene therapy products for clinical trials and if they are approved.

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

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with our code of conduct or regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct including code of conduct violations, fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, or disclosure of unauthorized activities to us that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory authorities, (2) manufacturing standards, (3) federal and state health care fraud and abuse laws and regulations or (4) laws that require the reporting of financial information or data accurately. Specifically, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology industry expands, especially in the field of gene therapy, and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third‑party patents that may be infringed by commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third‑party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

If we do not obtain term extensions for patents covering our product candidates, our business may be materially harmed.

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

Filing, prosecuting, obtaining and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Known third-party patent rights could delay or otherwise adversely affect our planned development and sale of product candidates of our programs.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), our management is required to report upon the effectiveness of our internal control over financial reporting. Following December 31, 2019, unless we are no longer an accelerated filer,  our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting, and the related report will also be required to be included in our annual reports filed with the SEC. Sarbanes-Oxley Section 404 compliance requirements are complex and require significant documentation, testing, and possible remediation. If we (or our auditors if they are required to assess and attest to the effectiveness of our internal control over financial reporting) are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2018, we cannot assure that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to implement and maintain effective internal control over financial reporting, including failure to remediate any material weaknesses we or our auditors identify, could also restrict our future access to the capital markets.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed above and others such as:

•	our ability to enroll and dose patients in any clinical trials that are on-going, or we that plan to conduct in the future;
•	our ability to obtain regulatory approvals for our product candidates and delays or failure to obtain such approvals;
•	our plans to conduct additional preclinical studies to determine the best gene therapy candidates in our rare disease programs to advance in development;
•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the U.S. and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	failure to maintain our existing third-party license and collaboration agreements;
•	delays in manufacturing adequate supply of our product candidates;
•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

We have been subject to securities class action lawsuits in the past, and could be subject to additional such lawsuits in the future, which could result in substantial losses and may divert management’s time and attention from our business.

In the past, we and certain of our former officers were involved in purported securities class action lawsuits, which have since been settled. The purported securities class action lawsuits asserted that the defendants violated the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, and alleged that the defendants who are no longer at Adverum made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101, a program which has been discontinued, and the prospects of AVA-101. We settled these lawsuits for $13.0 million, of which $1.0 million we contributed to cover our indemnification obligations to the underwriters, and the remainder was contributed by our insurers. Any future litigation of this type could result in payment of damages or settlement fees and diversion of management’s attention and resources, any of which could adversely impact our business. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to focus fully on our business activities.

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

We are an emerging growth company, as defined in the JOBS Act, and will continue to be an emerging growth company until December 31, 2019. We are also a smaller reporting company.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may continue to be a “smaller reporting company,” which would allow us to continue take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2018, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $100.0 million to offset future federal income. Approximately $57.0 million of NOLs expire at various years beginning with 2036. As of December 31, 2018, we also had U.S. state NOL carryforwards of approximately $61.1 million to offset future state income. U.S. State NOLs expire at various years beginning with 2036. At December 31, 2018, we also had approximately $65.0 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

Under the newly enacted federal income tax law, federal NOLs for approximately $43.0 million incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating NOLs is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. In connection with our acquisition of Annapurna in May 2016, we determined that certain NOLs and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs and research and development tax credits from our deferred tax assets. In addition, we may have experienced an ownership change as a result of the February 2018 underwritten public offering of our common stock, and may in the future experience ownership changes future offerings or other changes in the ownership of our stock. As a result, the amount of the NOLs and research and credit carryforwards presented in our financial statements could be limited and may expire unutilized.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Menlo Park, California, where we lease and occupy approximately 36,000 square feet of office space. The current term of our lease expires on May 8, 2020, with an option to extend the term through May 8, 2024.

On June 28, 2018, we entered into a lease on a new facility, which will serve as our new corporate headquarters. The new facility is located in Redwood City, California with approximately 81,000 square feet of office, laboratory, and process development space, which we believe is adequate for our current needs. We expect to occupy the new facility by year end 2019. The term of the lease is ten years and also provides for two options to extend the lease term for a period of seven years each.

Item 3. Legal Proceedings

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “ADVM”.

Holder of Record

As of February 28, 2019, we had approximately 14 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We discontinued development of AVA-101, and so we did not use approximately $20.0 million of our net proceeds from the IPO to fund Phase 3 research and development startup activities for our AVA-101 trial, as we had described in our final prospectus filed with the SEC on July 31, 2014 pursuant to Rule 424(b) of the Securities Act. Instead, we have reallocated such proceeds to fund research and development expenses for additional preclinical and clinical studies, including the clinical development of our wet AMD gene therapy, ADVM-022, and the preclinical studies for our rare disease programs.  We have used all of the $106.5 million of net proceeds from the IPO for the purposes described in the registration statement, as revised in this paragraph.

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

We derived the consolidated financial data for the years ended December 31, 2018 and 2017 and as of December 31, 2018 and 2017, from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2016, 2015 and 2014, and as of December 31, 2016, 2015, and 2014, from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Years ended December 31,
(In thousands, except per share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue
Collaboration and license revenue	$1,612	$1,849	$1,455	$2,319	$572
Operating expenses:
Research and development (1)	50,133	39,839	31,670	25,462	16,976
General and administrative (2)	24,560	20,857	24,355	22,107	7,998
Impairment of goodwill and intangible assets (3)	5,000	—	60,714	—	—
Restructuring charges (4)	—	—	—	2,573	—
Total operating expenses	79,693	60,696	116,739	50,142	24,974
Operating loss	(78,081)	(58,847)	(115,284)	(47,823)	(24,402)
Other income (expense)
Interest expense	—	—	—	—	(18)
Other income (expense), net	4,204	2,700	762	370	(21)
Changes in fair value of warrant liabilities	—	—	—	—	(759)
Loss on extinguishment of related-party convertible notes	—	—	—	—	(204)
Total other income (expense), net	4,204	2,700	762	370	(1,002)
Net loss before income tax benefit	(73,877)	(56,147)	(114,522)	(47,453)	(25,404)
Income tax benefit (5)	1,250	—	775	—	—
Net loss after income tax benefit	(72,627)	(56,147)	(113,747)	(47,453)	(25,404)
Deemed dividend (6)	—	—	—	—	(3,230)
Net loss attributable to common stockholders	$(72,627)	$(56,147)	$(113,747)	$(47,453)	$(28,634)
Other comprehensive loss:
Net unrealized loss on marketable securities	168	(182)	6	(6)	—
Foreign currency translation adjustment	(4)	(774)	(2)	(15)	(17)
Comprehensive loss	$(72,463)	$(57,103)	$(113,743)	$(47,474)	$(25,421)
Net loss per share attributable to common stockholders-basic and diluted	$(1.18)	$(1.29)	$(3.14)	$(1.86)	$(2.46)
Weighted-average common shares outstanding-basic and diluted	61,375	43,661	36,246	25,479	11,651

(1)

During the year ended December 31, 2016, we recorded approximately $1.4 million of one-time stock-based compensation charge in connection with the separation agreement with a certain executive officer.

(2)

During the year ended December 31, 2015, we recorded approximately $2.4 million of one-time stock-based compensation expense in connection with the termination of a certain executive officer. During the year ended December 31, 2016, we recorded approximately $1.5 million of one-time stock-based compensation charges in connection with the separation agreements with our certain executive officers. During the year ended December 31, 2018, we recorded approximately $3.8 million of one-time stock-based compensation expense in connection with the separation agreement with a certain executive officer.

(3)

During the year ended December 31, 2016, we recorded $49.5 million of goodwill impairment charge related to our goodwill impairment analysis. Additionally, we performed our annual impairment assessment of our in-process research and development intangible assets in the fourth quarter of 2016 and recorded $11.2 million of intangible impairment charge during the year ended December 31, 2016. During the year ended December 31, 2018, we recorded an impairment charge of $5.0 million on in-process research and development assets related to our intangible assets.

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

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$154,949	$70,519	$222,170	$221,348	$159,404
Short-term investments	50,130	119,966	—	37,732	—
Working capital	198,035	183,067	215,378	254,418	154,807
Total assets	213,495	201,905	234,583	264,319	161,906
Other non-current liabilities	243	481	386	—	—
Accumulated deficit	(320,543)	(254,062)	(197,915)	(84,168)	(36,715)
Total stockholders' equity	201,167	184,028	215,600	252,592	149,483

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

Overview

Adverum is a clinical-stage gene therapy company targeting unmet medical need in ocular and rare diseases. We develop gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include clinical development, novel vector discovery, and in-house manufacturing expertise, specifically in scalable process development, assay development, and cGMP quality control.

We are advancing our lead gene therapy product candidate ADVM-022 for the treatment of wet age-related macular degeneration (“wet AMD”). In September 2018, we received Fast Track designation for ADVM-022 for the treatment of wet AMD from the U.S. Food and Drug Administration (“FDA”).

Our IND application for ADVM-022 for the treatment of wet AMD became active in August 2018. We initiated the Phase 1 OPTIC trial for ADVM-022 in patients with wet AMD, dosing our first subject in November 2018. The OPTIC trial is designed to be a multi-center, open-label, Phase 1, dose-escalation safety trial in patients with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. The OPTIC trial is expected to enroll 18 patients to evaluate three doses of ADVM-022 administered as a single intravitreal injection. We expect to provide an update on enrollment from the OPTIC trial in the first half of 2019. In addition, we expect to provide interim data from the OPTIC trial by the first quarter of 2020. Additionally, we are evaluating whether other ocular diseases with approved anti-VEGF therapies might also be treated with ADVM-022.

We have been developing ADVM‑043, an investigational gene therapy candidate for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency. In December 2017 we began enrolling patients in the ADVANCE trial, a multi-center, open-label, dose-escalation study of ADVM‑043 in patients with A1AT deficiency. In November 2018, we announced preliminary data from the ADVANCE trial, which showed that ADVM‑043 was safe and well tolerated at the doses tested, but A1AT protein expression did not reach a clinically meaningful level, nor was a dose response observed between the three cohorts. Based on data from the ADVANCE trial, we discontinued the development of ADVM‑043 and are conducting additional preclinical studies to evaluate potential paths forward for development of a product candidate for the treatment of A1AT deficiency. We plan to provide an update on this program in the first half of 2019.

We have also been developing ADVM‑053, our preclinical gene therapy product candidate for the treatment of hereditary angioedema (“HAE”). However, due to the lack of clinical efficacy that we observed in ADVM‑043, we are reviewing the results from the ADVANCE trial to inform further development of gene therapy candidates for the treatment of systemic rare diseases, including ADVM‑053 for the treatment of HAE, and are conducting additional preclinical studies to evaluate potential paths forward for development of a product candidate for the treatment of HAE. We plan to provide an update on this program in the first half of 2019.

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

In June 2018 we signed a lease with an initial 10-year term for a new facility in Redwood City, California which we plan to occupy by year end 2019. This facility will serve as our new corporate headquarters and will include approximately 81,000 square feet of office, laboratory, and process development space. We believe this facility will enable us to increase our process development capabilities to the 1000-liter scale.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, as of December 31, 2018, we had an accumulated deficit of $320.5 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical trial materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.

We entered into our collaboration and license arrangements with Regeneron in May 2014 and Editas in August 2016. Both arrangements are revenue-generating arrangements. Refer to Note 2, Summary of significant accounting policies—Revenue Recognition – Collaboration and License Revenue, of the notes to consolidated financial statements included in this Form 10-K for details. We have no clinical or commercial manufacturing facilities, and contract out all of our clinical manufacturing activities to third parties. Additionally, we use third-party clinical research organizations (“CROs”) to carry out our clinical development and we do not have a sales organization.

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

In August 2017, we entered into an at-the-market sales agreement with an agent for the sales of our common stock at market price (the “2017 stock offering agreement”). Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. Since then, during the year ended December 31, 2018, we sold no additional shares under the 2017 stock offering agreement. Under the 2017 stock offering agreement, we have sold a total of 6,550,232 shares of our common stock at market prices, raising total net proceeds of $22.5 million, after issuance costs.

In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of approximately $64.3 million, after discounts and other issuance costs.

As of December 31, 2018, we had $205.1 million in cash, cash equivalents and short-term investments. We currently expect this cash, cash equivalents and short-term investments to fund our planned operations and capital expenditures into 2021.

Revenue

To date we have not generated any revenue from the sale of our products. We generate revenue through research, collaboration and license arrangements with our strategic partners. As of December 31, 2018, we had no deferred revenue related to collaboration arrangements with our strategic partners . We recognized $1.6 million and $1.8 million of revenue associated with these collaboration arrangements during the years ended December 31, 2018 and 2017, respectively.

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

In January 2018, we and Editas extended the collaboration, option and license agreement. In consideration for extending the agreement, Editas made a one-time payment to Adverum of $0.5 million in February 2018. In June 2018, we and Editas entered into a subsequent amendment to the agreement to extend the Research Period and First Option Exercise Date (each as defined in the collaboration, option, and license agreement with Editas, as amended). Under the terms of the agreement, Editas had until November 2018 to exercise one option, which Editas declined to do. Editas has until August 2020 to exercise additional options, provided that they exercise at least one option by August 2019. Refer to Note 6 of the notes to consolidated financial statements included in this Form 10-K for details.

Agreement with Regeneron

In May 2014, we entered into a research, collaboration and license agreement with Regeneron. Under the terms of the agreement, we received initial payments of $8.0 million that included payment for research license fees, prepaid collaboration research costs and the right of first negotiation for a potential license to develop and commercialize AVA-101, a prior AMD gene therapy that is no longer in development. As the agreement provides for multiple deliverables, we account for this agreement as a multiple elements revenue arrangement. If deliverables do not appear to have a standalone fair value, they were combined with other deliverables into a unit of accounting with standalone fair value. We allocated the $8.0 million received to the fair values of the two units of accounting identified in the arrangement. We recognize $6.5 million allocated to the first unit of accounting for research licenses and related research and development services ratably over the associated period of performance, which is the maximum research period of eight years. As there was no discernible pattern of performance and/or objectively measurable performance measures did not exist, revenue associated with the first unit of accounting is recognized on a straight-line basis over the eight-year performance period. The remaining $1.5 million allocated to the second unit of accounting for the time-limited right of first negotiation for AVA-101 was deferred. In November 2015, Regeneron notified us that it did not exercise its right of first negotiation and, as a result, we recognized the entire $1.5 million as revenue during the year ended December 31, 2015. In February 2017, Regeneron notified us that pursuant to the terms of the research, collaboration and license agreement, it extended the initial research term for an additional three years, through May 1, 2020.

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

Agreement with GenSight

In February 2014, we entered into an agreement with GenSight, in which we granted GenSight a non-exclusive license to our proprietary AAV.7m8 vector to develop gene therapy products to deliver certain therapeutic transgenes. Under the agreement, we are eligible to receive development, regulatory and commercial milestones. Also, we are eligible to receive low to mid-single digit royalties on sales of GenSight’s licensed products.

During the year ended December 31, 2018, GenSight achieved a clinical development milestone pursuant to the agreement. This milestone was previously constrained under Topic 606. We earned a $0.2 million milestone payment, which we recognized as revenue in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

Research and Development Expenses

Conducting a significant amount of research and development is central to our business model. Research and development expenses include primarily personnel-related costs, stock-based compensation expense, laboratory supplies, consulting costs, external contract research and development expenses, including expenses incurred under agreements with CROs, the cost of acquiring, developing and manufacturing clinical trial materials, and overhead expenses, such as rent, equipment depreciation, insurance and utilities.

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

General and Administrative Expenses

General and administrative expenses include primarily personnel-related costs, stock-based compensation, professional fees for legal, consulting, audit and tax services, overhead expenses, such as rent, equipment depreciation, insurance and utilities, and other general operating expenses not otherwise included in research and development expenses. Our general and administrative expenses may increase in future periods if and to the extent we elect to increase our investment in infrastructure to support continued research and development activities and potential commercialization of our product candidates. We will continue to evaluate the need for such investment in conjunction with our ongoing consideration of our pipeline of product candidates. We anticipate increased expenses related to audit, legal, regulatory, and investor relations functions associated with being a public reporting company.

Impairment of Goodwill and Intangible Assets

In the fourth quarter of 2017, we performed our annual impairment assessment of our intangible asset, ADVM-043, and concluded that our ADVM-043 intangible asset was not impaired.

In the third quarter of 2018, we identified an impairment indicator related to the intangible asset and performed an impairment analysis. On October 30, 2018, we decided to discontinue the development of ADVM-043. We recorded an impairment charge of $5.0 million on IPR&D assets related to our intangible asset for ADVM-043. We recorded this amount in Impairment of intangible assets on our consolidated statements of operations and comprehensive loss.

Other Income (Expense), Net

Other income (expense), net primarily comprises of interest income on our cash equivalents and investments in marketable securities.

Critical Accounting Policies, Significant Judgments and Use of Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

To date we have not generated any revenue from the sale of our products. We generate revenue through research, collaboration and license arrangements with our strategic partners.

Effective January 1, 2018, we adopted Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective approach. Our collaboration agreements with Regeneron, Editas and GenSight were impacted by the adoption of the new revenue standards under Topic 606. We present the results for reporting periods beginning after January 1, 2018 under Topic 606, while prior period results are not adjusted and continue to be reported in accordance with the revenue standards under Topic 605.

Upon adoption of Topic 606, we recorded a net decrease of $6.1 million to our deferred revenue and opening accumulated deficit as of January 1, 2018 for the cumulative effect of the adoption. The effect of the adoption is summarized for our license and collaboration agreements as follows:

Collaboration Agreement with Regeneron—Under Topic 606, we determined the transaction price at contract inception to be $8.0 million, which was related to the non-refundable upfront payment for license and research services. The arrangement also provides for additional payments to us when we achieve certain development and regulatory milestones. Because these milestone payments are not within our control and we do not consider them probable of being achieved until the events occur, we did not include them in the transaction price at contract inception. We allocated the transaction price of $8.0 million at contract inception to two performance obligations. Our deferred revenue associated with Regeneron collaboration agreement as of December 31, 2017 under Topic 605 was $6.5 million. As a result of adopting Topic 606, we recorded a $6.5 million reduction to our deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 as the performance obligations associated with the Regeneron deferred revenue were satisfied as of January 1, 2018. There was no outstanding deferred revenue associated with Regeneron as of December 31, 2018.

Collaboration Agreement with Editas— Under Topic 606, the transaction price is $1.5 million related to the $1.0 million non-refundable upfront payment for license and research services at contract inception and the one-time, non-refundable cash payment of $0.5 million made by Editas in February 2018 in consideration for extending the agreement. The arrangement provides for additional payments to us when we achieve certain development and regulatory milestones. Because these milestone payments are not within our control and we do not consider them probable of being achieved until the events occur, we did not include them in the transaction price. We allocated the transaction price of $1.5 million to a single performance obligation, research and development. Our deferred revenue associated with Editas collaboration agreement as of December 31, 2017 under Topic 605 was $0.5 million. As a result of adopting Topic 606, we recorded an increase of $0.4 million to our deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 due to differences in the timing of recognition under Topic 606.

During the year ended December 31, 2018, we recognized revenue of $1.4 million, associated with the Editas collaboration agreement. There was no outstanding deferred revenue associated with Editas as of December 31, 2018.

License Agreement with GenSight— On February 2014, we entered into an agreement with GenSight, where we granted GenSight a non-exclusive license to our proprietary AAV.7m8 vector. Under the agreement, we are eligible to receive development, regulatory and commercial milestones. Also, we are eligible to receive low to mid-single digit royalties on sales of GenSight’s licensed products.

During the year ended December 31, 2018, GenSight achieved a clinical development milestone pursuant to the agreement. This milestone was previously constrained under Topic 606. We earned a $0.2 million milestone payment, which we recognized as revenue in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

Under Topic 605, our revenue for the year ended December 31, 2018 would have been $2.2 million.

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

Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred. However, due to the nature of these estimates, we cannot assure you that we will not adjust our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activities. For the years ended December 31, 2018 and 2017, there were no material changes from our estimates of accrued research and development expenses.

Stock-Based Compensation Expense

We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black‑Scholes valuation model for stock options, and using intrinsic value, which is the closing price of our common stock on the date of the grant for the restricted stock units, or RSUs. We generally recognize the grant date fair value of the stock-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We recognize stock-based compensation expense related to awards to non-employees based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. We use the Black-Scholes valuation model to assist us in determining the fair value of our stock options, which includes our employee stock purchase plan. The Black-Scholes valuation model requires the use of following assumptions:

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

Expected term. We derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as we have limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. We base the expected term for non-employee awards on the remaining contractual term of an option on each measurement date. The expected term of the Employee Stock Purchase Plan (“ESPP”) rights equals to the six-month look-back period.

Risk-free interest rate. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected dividend yield. We have never paid any dividends and do not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Valuation of Long-Lived Assets and Purchased Intangible Asset

We evaluate the carrying value of amortizable long‑lived assets, whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, we write down long‑lived assets to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that we use in the preparation of expected undiscounted cash flows. If management’s assumptions about future operating results were to change as a result of events or circumstances, we may be required to record an impairment loss on these assets. No impairment indicators were noted for our amortizable long-lived assets, fixed assets, in the periods presented.

We also evaluate the carrying value of our intangible asset, not subject to amortization, related to in‑process research and development (“IPR&D”), which we consider to be indefinite‑lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D asset will not occur until the product reaches commercialization. During the period we consider the asset indefinite‑lived, we test it for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate that the fair value of the IPR&D asset is less than its carrying amount. We record impairment loss when fair value of an IPR&D asset is less than its carrying value. If the related project is terminated or abandoned, we will also have an impairment related to the IPR&D asset.

If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, we would deem the associated IPR&D asset definite‑lived and would then amortize it based on its estimated useful life at that point in time based on respective patent term and test it for impairment only when impairment indicators are present as discussed above under long-lived assets.

         Income Tax

  We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2018 and 2017 of approximately $47.3 million and $35.5 million, respectively. We intend to maintain a full valuation allowance on the federal, state and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2018, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $100.0 million to offset future federal income. Approximately $57.0 million of NOLs expire at various years beginning with 2036. As of December 31, 2018, we also had U.S. state NOL carryforwards of approximately $61.1 million to offset future state income. U.S. State NOLs expire at various years beginning with 2036. At December 31, 2018, we also had approximately $65.0 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

Under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. Due to a May 11, 2016 ownership change, we determined that certain NOLs and research and development tax credits for both federal and state purposes are severely limited and therefore we removed a significant amount NOL and research and development tax credits from our deferred tax assets.

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We have not recognized any interest and penalties related to income taxes in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2018 and 2017.

Recent Accounting Standard Update

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-2, Leases, which amends the current guidance on leasing activities to provide more transparency and comparability, and requires that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, which are currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the new standard using the modified retrospective approach as of January 1, 2019 and expect to record a lease liability in the range of $24.0 million to $27.0 million, and a right‑to‑use asset of approximately $23.0 million and $26.0 million, and no adjustment to the accumulated deficit. While we continue to evaluate the effect of the standard, we anticipate that the adoption will result in a material increase in assets and liabilities on our consolidated balance sheet and will not have a material impact on the consolidated statement of operations or statement of cash flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are currently evaluating the impact of the guidance on our consolidated financial statements.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the JOBS Act, and therefore we may take advantage of certain exemptions from various public company reporting requirements. As an “emerging growth company,”

•

we avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

•	we provide less extensive disclosure about our executive compensation arrangements; and
•	we do not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

We will remain an “emerging growth company” until December 31, 2019.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the periods indicated:	Years ended December 31,
	2018	2017	Increase/(Decrease)
	(In thousands)
Collaboration and license revenue	$1,612	$1,849	$(237)
Operating expenses:
Research and development	50,133	39,839	10,294
General and administrative	24,560	20,857	3,703
Impairment of goodwill and intangible assets	5,000	—	5,000
Total operating expenses	79,693	60,696	18,997
Operating loss	(78,081)	(58,847)	(19,234)
Other income (expense), net	4,204	2,700	1,504
Net loss before income tax benefit	(73,877)	(56,147)	(17,730)
Income tax benefit	1,250	—	1,250
Net loss	$(72,627)	$(56,147)	$(16,480)

Revenue

Our revenue for the year ended December 31, 2018 related to research services under our collaboration agreement with Editas and milestone payment under the license agreement with GenSight while our revenue for the year ended December 31, 2017 related to license and research services under our collaboration agreements with Regeneron and Editas. We recognized our collaboration and license revenue for the year ended December 31, 2018 under Topic 606, which we adopted effective January 1, 2018. We recognized our collaboration and license revenue for the year ended December 31, 2017 under Topic 605. Under Topic 605, our revenue for the year ended December 31, 2018 would have been $2.2 million.

Research and Development Expense

Research and development expense increased to $50.1 million for the year ended December 31, 2018, from $39.8 million for the year ended  December 31, 2017. This increase was primarily due to an overall increase in research and development activity, including $4.3 million of higher costs associated with the ADVANCE trial for ADVM-043 for A1AT deficiency and start-up activities for the OPTIC trial for ADVM-022 for the treatment of wet AMD, $1.5 million of higher material production costs related to our wet AMD and rare disease programs to support clinical trials, $1.3 million of higher outside research and development services and $4.0 million in higher compensation and benefits.

We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy product candidate, ADVM-022 and earlier-stage research programs.

General and Administrative Expense

General and administrative expense increased to $24.6 million for the year ended December 31, 2018, from $20.9 million for the year ended December 31, 2017. The increase in general and administrative expense was primarily due to $5.8 million in severance-related expenses, predominantly stock-based compensation expenses as a result of the modification of the vesting and exercisability of stock awards associated with the departure of our previous chief executive officer, and $0.4 million in increased compensation costs, and $0.3 million increase in rent expense, partially offset by $3.1 million lower legal expenses as the year ended December 31, 2017  included settlement costs associated with the securities class action lawsuit and $2.0 million for the termination of our master service agreement with Cornell.

We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal, regulatory, and investor relations functions associated with being a public reporting company.

Goodwill and Intangible Assets Impairment Charge

During the year ended December 31, 2018, we identified an impairment indicator related to the intangible asset for ADVM‑043 and performed an impairment analysis. In November 2018, we announced our decision to discontinue the development of ADVM-043. We recorded an impairment charge of $5.0 million on IPR&D assets related to our intangible asset for ADVM-043. There were no impairment charges during the year ended December 31, 2017.

Other Income, Net

The increase in other income, net was primarily due to higher interest income from our investments in marketable securities as we invested in higher yield securities, as well as higher average invested balances.

Income Tax Benefit

In connection with our impairment charge, we derecognized a deferred tax liability of $1.3 million related to the intangible asset for ADVM-043. There was no income tax benefit during the year ended December 31, 2017.

Liquidity, Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and as of December 31, 2018, we had an accumulated deficit of $320.5 million. As of December 31, 2018, we had $205.1 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents, and short-term investments as of December 31, 2018 will be sufficient to fund our planned operations and capital expenditures into 2021.

In August 2017, we entered into our 2017 stock offering agreement. Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, net of issuance costs. During the year ended December 31, 2018, we sold no additional shares under the 2017 stock offering agreement. We have sold a total of 6,550,232 million shares of our common stock at market prices pursuant to the 2017 stock offering agreement and raised total net proceeds of approximately $22.5 million, net of issuance costs.

In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of approximately $64.5 million, after discounts and other issuance costs.

In June 2018, we entered into a lease for a facility located in Redwood City, California, that will serve as our new corporate headquarters and will include approximately 81,000 square feet of office, manufacturing, and laboratory space. We believe this facility will enable us to expand our manufacturing process development activities at 1000‑liter scale.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs, and capital expenditures related to the build out of our new facility. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, to complete our planned preclinical trials and current and future clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years ended December 31,
	2018	2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(53,964)	$(45,421)
Investing activities	69,444	(122,204)
Financing activities	69,949	16,748
Effect of changes in foreign currency exchange rates	—	(774)
Net increase (decrease) in cash and cash equivalents and restricted cash	$85,429	$(151,651)

Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $54.0 million, primarily as a result of the net loss of $72.6 million mainly driven by our continued research and development activities, partially offset by $20.3 million of non-cash charges mainly related to stock-based compensation expense, impairment of intangible asset and depreciation and amortization expense, and $1.6 million of net decrease in operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2017, was $45.4 million, primarily as a result of the net loss of $56.1 million, mainly driven by our continued research and development activities, and $0.8 million of net decrease in operating assets and liabilities, partially offset by $11.5 million for non-cash charges.

Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities was $69.4 million for the year ended December 31, 2018 consisted of $149.0 million resulting from the maturities of marketable securities, partially offset by $78.7 million of purchases of marketable securities and  $0.8 million of purchases of property and equipment. Purchases of property and equipment primarily consisted of the acquisition of laboratory equipment to support our research and development activities.

Net cash used in investing activities was $122.2 million for the year ended December 31, 2017, which consisted of the purchases of marketable securities of $209.8 million and purchases of property and equipment of $1.0 million, partially offset by $87.6 million maturities of marketable securities and $1.0 million sales of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities for year ended December 31, 2018 consisted of $70.2 million of the net proceeds from the sales of our common stock, primarily our underwritten public offering of our common stock in February in which we raised net proceeds of $64.5 million, $1.0 million of the proceeds from the exercises of stock options and employee stock purchases and $0.1 million of the proceeds from our financing arrangement with the Alpha-1 Project, Inc., partially offset by $1.0 million in taxes paid relating to net share settlement of restricted stock units and $0.2 million repayment of our Banque Publique d’Investissement (“BPI France”) loan.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item. See Item 6, Selected Financial Data above.

Item 8. Financial Statements and Supplementary Data.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018AND 2017

AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Adverum Biotechnologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Adverum Biotechnologies, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Adoption of Topic 606

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method effective January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

San Jose, California

March 6, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Adverum Biotechnologies, Inc.

Menlo Park, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Adverum Biotechnologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

/s/ Deloitte & Touche LLP

San Jose, California

March 6, 2018

We began serving as the Company’s auditor in 2013. In 2018 we became the predecessor auditor.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$154,949	$70,519
Short-term investments	50,130	119,966
Prepaid expenses and other current assets	3,675	3,256
Total current assets	208,754	193,741
Property and equipment, net	3,586	3,024
Restricted cash	999	—
Deposit and other non-current assets	156	140
Intangible asset	—	5,000
Total assets	$213,495	$201,905
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,707	$1,731
Accrued expenses and other current liabilities	8,784	6,964
Deferred rent, current portion	228	129
Deferred revenue, current portion	—	1,850
Total current liabilities	10,719	10,674
Long-term liabilities:
Deferred rent, net of current portion	1,366	222
Deferred revenue, net of current portion	—	5,250
Deferred tax liability, non-current	—	1,250
Other non-current liabilities	243	481
Total liabilities	12,328	17,877
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2018 and 2017; 62,965,468 and 49,015,339 shares issued and outstanding at December 31, 2018 and 2017, respectively	6	5
Additional paid-in capital	522,503	439,048
Accumulated other comprehensive loss	(799)	(963)
Accumulated deficit	(320,543)	(254,062)
Total stockholders’ equity	201,167	184,028
Total liabilities and stockholders’ equity	$213,495	$201,905

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years ended December 31,
	2018	2017
Collaboration and license revenue	$1,612	$1,849
Operating expenses:
Research and development	50,133	39,839
General and administrative	24,560	20,857
Impairment of goodwill and intangible assets	5,000	—
Total operating expenses	79,693	60,696
Operating loss	(78,081)	(58,847)
Other income:
Other income, net	4,204	2,700
Net loss before income taxes	(73,877)	(56,147)
Income tax benefit	1,250	—
Net loss	$(72,627)	$(56,147)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	168	(182)
Foreign currency translation adjustment	(4)	(774)
Comprehensive loss	$(72,463)	$(57,103)
Net loss per share - basic and diluted	$(1.18)	$(1.29)
Weighted-average common shares outstanding-basic and diluted	61,375	43,661

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share data)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	Shares	Amount	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2016	41,805,009	$4	$413,518	$(7)	$(197,915)	$215,600
Issuance of common stock, net of issuance costs of $230	5,130,339	1	16,518	—	—	16,519
Remeasurement of contingent common stock warrant in consideration for services	—	—	60	—	—	60
Stock-based compensation expense	—	—	8,723	—	—	8,723
Common stock issued upon exercise of stock options	1,808,696	—	367	—	—	367
Common stock issued under employee stock purchase plan	74,642	—	175	—	—	175
Common stock issued upon release of restricted stock units	307,610	—	—	—	—	—
Restricted stock surrendered for taxes	(110,957)	—	(313)	—	—	(313)
Net unrealized loss on marketable securities	—	—	—	(182)	—	(182)
Foreign currency translation adjustments	—	—	—	(774)	—	(774)
Net loss	—	—	—	—	(56,147)	(56,147)
Balance at December 31, 2017	49,015,339	5	439,048	(963)	(254,062)	184,028
Issuance of common stock, net of issuance costs of $4,140	11,642,128	1	70,186	—	—	70,187
Adoption of Topic 606	—	—	—	—	6,146	6,146
Stock-based compensation expense	—	—	13,432	—	—	13,432
Common stock issued upon exercise of stock options	1,606,137	—	688	—	—	688
Common stock issued under employee stock purchase plan	120,475	—	340	—	—	340
Common stock issued upon release of restricted stock units	773,965	—	—	—	—	—
Restricted stock surrendered for taxes	(192,576)	—	(1,191)	—	—	(1,191)
Net unrealized loss on marketable securities	—	—	—	168	—	168
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(72,627)	(72,627)
Balance at December 31, 2018	62,965,468	$6	$522,503	$(799)	$(320,543)	$201,167

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(72,627)	$(56,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,750	2,096
Stock-based compensation expense	13,432	8,723
Amortization of premium on marketable securities	24	593
Accreted interest on BPI	95	—
Impairment of goodwill and intangible assets	5,000	—
Non-cash research and development expense	—	60
Other	(17)	10
Changes in operating assets and liabilities:
Accounts receivable, net	—	886
Prepaid expenses and other current assets	(793)	(491)
Deposit and other long-term assets	(16)	—
Accounts payable	(67)	333
Accrued expenses and other current liabilities	215	487
Restructuring liabilities	—	(25)
Deferred revenue	(953)	(1,849)
Deferred rent	1,243	(97)
Deferred tax liability	(1,250)	—
Net cash used in operating activities	(53,964)	(45,421)
Cash flows from investing activities:
Purchases of marketable securities	(78,726)	(209,787)
Sales of marketable securities	—	1,003
Maturities of marketable securities	148,979	87,596
Purchases of property and equipment	(809)	(1,016)
Net cash provided by (used in) provided by investing activities	69,444	(122,204)

Cash flows from financing activities:
Proceeds from offering of common stock, net of issuance costs	70,187	16,519
Proceeds from issuance of common stock pursuant to option exercises	688	367
Taxes paid related to net share settlement of restricted stock units	(1,191)	(313)
Proceeds from employee stock purchase plan	340	175
Repayment of BPI loan	(175)	—
Proceeds from a financing arrangement	100	—
Net cash provided by financing activities	69,949	16,748
Effect of foreign currency exchange rate on cash and cash equivalents	—	(774)
Net increase (decrease) in cash and cash equivalents and restricted cash	85,429	(151,651)
Cash and cash equivalents and restricted cash at beginning of period	70,519	222,170
Cash and cash equivalents and restricted cash at end of period	$155,948	$70,519

Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable and current liabilities	$1,616	$115

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1. Description of the business

Nature of Business—Adverum Biotechnologies, Inc. (the “Company” or “Adverum”) was incorporated in Delaware on July 17, 2006 and is headquartered in Menlo Park, California. The Company is a clinical-stage gene therapy company targeting unmet medical need in ocular and rare diseases. The Company develops gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. The Company’s core capabilities include clinical development, novel vector discovery, and in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control. Adverum is advancing a pipeline of gene therapy product candidates designed to treat wet age-related macular degeneration (“AMD”) as well as rare diseases. Since the Company’s inception, it has devoted its efforts principally to performing research and development activities, including conducting preclinical studies, early clinical trials, filing patent applications, obtaining regulatory agreements, hiring personnel, and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $320.5 million as of December 31, 2018. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations into 2021.

In May 2016, the Company completed the acquisition of all of the outstanding shares of Annapurna Therapeutics SAS (“Annapurna”), a privately-held French gene therapy company, in accordance with the terms of the acquisition agreement (the “Annapurna acquisition”) dated as of January 29, 2016, as amended on April 6, 2016. As a result, Annapurna is now a wholly owned subsidiary of the Company.

Upon completion of the Annapurna acquisition, the Company changed its name to “Adverum Biotechnologies, Inc.” The Company’s shares of common stock listed on The Nasdaq Global Market, previously trading through the close of business on May 11, 2016 under the ticker symbol “AAVL,” commenced trading on The Nasdaq Global Market under the ticker symbol “ADVM” on May 12, 2016.

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

Restricted Cash—Restricted cash primarily consists of cash collateral to letter of credit provided to the landlord in relation to a lease agreement (see Note 10).

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

Valuation of Long-Lived Assets and Purchased Intangible Assets—The Company evaluates the carrying value of amortizable long‑lived assets, whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair values based on discounted cash flows. Significant management judgment is required in the forecasting of future operating results that is used in the preparation of expected undiscounted cash flows. If management’s assumptions about future operating results were to change as a result of events or circumstances, the Company may be required to record an impairment loss on these assets. There were no impairment indicators noted for the Company’s amortizable long-lived assets, fixed assets, in the year ended December 31, 2017.

The Company also evaluates the carrying value of intangible asset (not subject to amortization) related to in‑process research and development (“IPR&D”) asset, which is considered to be indefinite‑lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D assets will not occur until the product reaches commercialization. During the period the intangible asset is considered indefinite‑lived, it will be tested for impairment on an annual basis, as well as between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate that the fair value of the IPR&D asset is less than its carrying amount. If and when development is complete, which generally occurs when regulatory approval to market the product is obtained, the associated IPR&D asset would be deemed definite‑lived and would then be amortized based on its estimated useful life at that point in time based on respective patent term. If a potential impairment exists, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. During the year ended December 31, 2018, the Company recorded an impairment charge of $5.0 million related to its intangible assets. (see Note 3).

Financial Liabilities— During the year ended December 31, 2016, the Company entered into a sponsored research agreement with The Alpha-1 Project, Inc. (the “TAP”) with an embedded derivative, the Company elected to account for this financial liability at fair value and recorded as other non-current liabilities in its consolidated balance sheets (see Note 5). The change in fair value is recorded within other income, net in the Company’s consolidated statement of operations and comprehensive loss.

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

Collaboration and License Revenue

Collaboration Agreement with Regeneron—Under Topic 606, the transaction price at contract inception was determined to be $8.0 million, which was related to the non-refundable upfront payment for license and research services. The arrangement also provides for additional payments to the Company when certain development and regulatory milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price at contract inception. The transaction price of $8.0 million at contract inception was allocated to two performance obligations. The Company’s deferred revenue associated with its Regeneron collaboration agreement as of December 31, 2017 under Topic 605 was $6.5 million. As a result of adopting Topic 606, the Company recorded a $6.5 million reduction to its deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 as the performance obligations associated with the Regeneron deferred revenue were satisfied as of January 1, 2018. There was no outstanding deferred revenue associated with Regeneron as of March 31, 2018 or December 31, 2018.

Collaboration Agreement with Editas—Under Topic 606, the transaction price at contract inception was determined to be $1.0 million, which was related to the non-refundable upfront payment for license and research services. The arrangement provides for additional payments to the Company when certain development and regulatory milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price at contract inception. The transaction price of $1.0 million at contract inception was allocated to a single performance obligation. The Company’s deferred revenue associated with its Editas collaboration agreement as of December 31, 2017 under Topic 605 was $0.5 million. As a result of adopting Topic 606, the Company recorded an increase of $0.4 million to its deferred revenue and opening accumulated deficit during the three months ended March 31, 2018 due to differences in the timing of recognition under Topic 606.

During the year ended December 31, 2018, the Company recognized revenue of $1.4 million associated with the Editas collaboration agreement. There was no outstanding deferred revenue associated with Editas as of December 31, 2018.

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

During the year ended December 31, 2018, GenSight achieved a clinical development milestone pursuant to the agreement. This milestone was previously constrained under Topic 606. The Company earned a $0.2 million milestone payment, which was recognized as revenue in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

Under Topic 605, the Company’s revenue for the year ended December 31, 2018 would have been $2.2 million.

Research and Development Expenses—Research and development expenses are charged to expense as incurred. Research and development expenses include primarily personnel-related costs, stock-based compensation expense, laboratory supplies, consulting costs, external contract research and development expenses, including expenses incurred under agreements with CROs, the cost of acquiring, developing and manufacturing clinical trial materials, and overhead expenses, such as rent, equipment depreciation, insurance and utilities. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.

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

Stock-Based Compensation Expense—Stock-based compensation expense related to stock awards to employees is measured at fair value of the award on the date of the grant. The Company estimates the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes valuation model for stock options and using intrinsic value, which is the closing price of its common stock on the date of the grant, for the restricted stock units (“RSUs”). The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Stock-based compensation expense related to awards granted to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Note 12 for more information on assumptions used in estimating stock-based compensation expense.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2018 and 2017, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Comprehensive Loss—Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments related to translation of the financial statements of the Company’s Australia and France subsidiaries and unrealized gain (loss) on marketable securities. The Company did not have reclassifications from other comprehensive income (loss) to the income (loss) during the years ended December 31, 2018 and 2017.

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

Recent Accounting Standard Update Not Yet Effective— In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-2, Leases, which amends the current guidance on leasing activities to provide more transparency and comparability, and requires that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, which are currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the new standard using the modified retrospective approach as of January 1, 2019 and expect to record a lease liability in the range of $24.0 million to $27.0 million, and a right‑to‑use asset of approximately $23.0 million to $26.0 million, and no adjustment to the accumulated deficit. While the Company continues to evaluate the effect of the standard, the Company anticipates that the adoption will result in a material increase in assets and liabilities on its consolidated balance sheet and will not have a material impact on the consolidated statement of operations or statement of cash flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

3. Impairment Evaluation for Goodwill and Intangible Assets

The Company recorded In-process Research and Development (“IPR&D”) intangible assets upon the acquisition of Annapurna in May 2016. The carrying value of the IPR&D intangible asset was $5.0 million as of June 30, 2018. The Company evaluates indefinite lived intangible assets for impairment on an annual basis or more frequently if indicators of impairment exist. As the Company recorded goodwill and IPR&D intangible assets upon the Annapurna acquisition, the Company is required to test goodwill and indefinite lived intangible assets for impairment on an annual basis or more frequently if indicators of impairment exist. The Company operates as one reporting unit and goodwill was allocated to this reporting unit.

During the year ended December 31, 2018, the Company identified an impairment indicator related to the intangible asset and performed an impairment analysis. On October 30, 2018, the Company decided to discontinue the development of ADVM‑043. The Company recorded an impairment charge of $5.0 million on IPR&D assets related to the Company’s intangible asset for ADVM‑043. This amount was recorded in Impairment of intangible assets on the Company’s consolidated statements of operations and comprehensive loss.

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments (in thousands):

December 31, 2018	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
Money market funds	$126	$—	$—	$126
U.S. government and agency securities	25,792	1	(4)	25,789
Commercial paper	147,606	—	—	147,606
Corporate bonds	27,778	5	(17)	27,766
Certificates of deposit	1,420	—	—	1,420
Total cash equivalents and short-term investments	202,722	6	(21)	202,707
Less: Cash equivalents	(152,577)	—	—	(152,577)
Total short-term investments	$50,145	$6	$(21)	$50,130
December 31, 2017
Money market funds	$65	$—	$—	$65
U.S. government and agency securities	58,351	—	(145)	58,206
Commercial paper	71,427	—	—	71,427
Corporate bonds	38,354	1	(38)	38,317
Certificates of deposit	9,731	—	—	9,731
Total cash equivalents and short-term investments	177,928	1	(183)	177,746
Less: Cash equivalents	(57,780)	—	—	(57,780)
Total short-term investments	$120,148	$1	$(183)	$119,966

Management determined that the gross unrealized losses on the Company’s marketable securities as of December 31, 2018 were temporary in nature. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of December 31, 2018.

All investments as at December 31, 2018 have a remaining maturity of one year or less.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2018 and 2017.

The following table summarizes, for assets and liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy as described above (in thousands):

		Quoted Prices	Significant Other	Significant
	Total	In Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2018	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$126	$126	$—	$—
U.S. government and agency securities	25,792	—	25,792	—
Commercial paper	147,606	—	147,606	—
Corporate bonds	27,778	—	27,778	—
Certificates of deposit	1,420	—	1,420	—
Total cash equivalents and short-term investments	$202,722	$126	$202,596	$—
Other noncurrent liability:
Financing arrangement	$—	$—	$—	$—
December 31, 2017
Assets:
Money market funds	$65	$65	$—	$—
U.S. government and agency securities	58,206	—	58,206	—
Commercial paper	71,427	—	71,427	—
Corporate bonds	38,317	—	38,317	—
Certificates of deposit	9,731	—	9,731	—
Total cash equivalents and short-term investments	$177,746	$65	$177,681	$—
Other noncurrent liability:
Financing arrangement	$157	$—	$—	$157

In August 2016, the Company entered into a financing arrangement with the TAP for a total amount of up to $0.3 million (the “TAP financing”), of which $0 and approximately $0.2 million was outstanding as of December 31, 2018 and 2017, respectively (see Note 9). The Company elected the fair value option to account for this financing arrangement. The fair value of the financing arrangement was determined based on the expected value approach and is classified as Level 3 within the fair value hierarchy. The Company determined that the changes in the fair value were immaterial during the years ended December 31, 2018 and 2017. The key unobservable inputs in the valuation model include timing of milestones, probability of achievement of development and commercial milestones, and a discount factor.

The TAP financing liability was remeasured to $0 due to the Company’s decision to discontinue the A1AT program during the year ended December 31, 2018.

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

6. Significant Agreements

Editas —In January 2018, the Company entered into an agreement to amend its collaboration, option and license agreement with Editas. The Company originally entered into an agreement with Editas in August 2016 pursuant to which the Company and Editas collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology and the Company grants to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications. In January 2018, the Company and Editas extended the research collaboration, option and license agreement. In consideration for extending the agreement, Editas made a one-time, non-refundable cash payment of $0.5 million to the Company in February 2018. In June 2018, the Company and Editas entered into a subsequent amendment to the agreement to extend the Research Period and First Option Exercise Date (each as defined in the collaboration, option, and license agreement with Editas, as amended).

Under the terms of the agreement, as amended, Editas had until November 2018 to exercise the option with respect to a designated initial indication, which Editas declined to do. With respect to the four other indications, Editas may exercise the option until August 2020, provided that the option will expire in August 2019 if Editas has not exercised one option with respect to any other indication by such date. Upon Editas’ timely exercise of the option with respect to the first additional indication for which Editas timely exercises its option, Editas will pay us a $1.5 million fee. Upon each subsequent exercise of the option, Editas will pay us a $1.0 million fee per indication. If Editas elects to develop a product using certain of our proprietary vectors, we will be eligible to receive up to

$15.5 million in development and commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

Unless earlier terminated, the agreement will be in effect until the later of the expiration of the option exercise period or the expiration of the royalty term of the last product. At any time after the option is first exercised, Editas may terminate the agreement for convenience in its entirety or on an indication-by-indication or country-by-country basis, upon prior written notice to us. We may also terminate the agreement if Editas challenges our patents relating to our proprietary vectors and does not withdraw such challenge within a defined period of time. In addition, either party may terminate the agreement with written notice upon a bankruptcy of the other party or upon an uncured material breach by the other party.

Under Topic 606, the transaction price is $1.5 million related to the $1.0 million non-refundable upfront payment for license and research services at contract inception and the one-time, non-refundable cash payment of $0.5 million made by Editas in February 2018 in consideration for extending the agreement. The arrangement provides for additional payments to the Company when certain development and regulatory milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price. The transaction price of $1.5 million was allocated to a single performance obligation, research and development services.

During the year ended December 31, 2018, the Company recognized revenue of $1.4 million associated with the Editas collaboration agreement. The Company had no deferred revenue balance as of December 31, 2018.

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2018	2017
	(In thousands)
Computer equipment and software	$646	$535
Laboratory equipment	5,470	4,956
Furniture and fixtures	678	552
Leasehold improvements	1,602	1,549
Construction in progress	1,612	105
Total property and equipment	10,008	7,697
Less accumulated depreciation and amortization	(6,422)	(4,673)
Property and equipment, net	$3,586	$3,024

Depreciation and amortization expense related to property and equipment was $1.8 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017
	(In thousands)
Compensation expense	$2,944	$2,259
Accrued preclinical costs	289	1,255
Accrued professional fees	2,291	2,295
Accrued clinical and process development costs	1,561	910
Other	1,699	245
Total accrued expenses and other current liabilities	$8,784	$6,964

9. Financing Arrangements

Banque Publique d’Investissement (“BPI France”) Agreement

In August 2015, BPI France granted Annapurna a €0.8 million interest-free conditional advance, of which €0.5 million was outstanding as of December 31, 2016. Payments are scheduled in equal quarterly amounts of €25,000 from September 30, 2017 to June 30, 2022. This payment schedule will be modified if the Company will receive revenue from license or product sales before advances are paid in full. The Company calculated 7% imputed interest expense on these advances that was recorded as a discount at the issuance date. The discount is amortized as an interest expense over the life of the advances. As of December 31, 2018, the total carrying value, which approximates the fair value, of the conditional advance was $0.3 million, of which $0.2 million was recorded within other non-current liabilities and $0.1 million within accrued expenses and other current liabilities in the Company’s consolidated balance sheets. As of December 31, 2017, the total carrying value, which approximates the fair value, of the conditional advance was $0.4 million, of which $0.3 million was recorded within other non-current liabilities and $0.1 million within accrued expenses and other current liabilities in the Company’s consolidated balance sheets.

The TAP Agreement

In July 2016, the Company entered into a sponsored research agreement with The TAP in which the TAP will fund the Company’s A1AT research activities of up to $0.3 million in cash in three different tranches. The Company may repay up to 4.5 times the received amount if and when certain product approval and sales milestones are achieved. In September 2016, the Company received $0.1 million and issued a warrant to purchase 10,000 shares of its common stock exercisable anytime during five years from the issuance date at an exercise price of $4.33 per share (the “TAP warrant). In December 2017, the Company achieved a milestone which entitled the Company to receive $0.1 million. For the valuation details of the TAP financing, refer to Note 5.

The following table presents the TAP financing activity:

	Years ended December 31,
	2018	2017
	(In thousands)
Balance of TAP financing liability as of the beginning of the year (1)	$157	$74
Funding (2)	—	100
Gain on fair value of TAP financing liability (3)	(157)	(17)
Balance of TAP financing liability as of the end of the year	$—	$157

___________

(1)	Recorded within other non-current liabilities in the Company’s consolidated balance sheets.
(2)	Recorded as a receivable as of December 31, 2017. Payment was received in January 2018.
(3)	Recorded within other non-current liabilities in the Company’s consolidated balance sheet and other income, net in the Company consolidated statement of operations and comprehensive loss.

10. Commitments and Contingencies

Facility Lease Agreement

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

The Company leases its Menlo Park office building under a non-cancelable lease agreement, which expires on May 8, 2020. The Company may extend this lease for up to four years. The lease agreement provides for an escalation of rent payments each year. The Company records rent expense on a straight-line basis over the term of the lease.

As of December 31, 2018, future minimum commitments under the Company’s facility operating leases were as follows:

Years ended December 31,	Future Commitments

(In thousands)
2019	$3,344
2020	4,221
2021	4,683
2022	4,846
2023	5,016
Thereafter	28,837
Total minimum lease payments	$50,947

Rent expense recognized under the operating lease, including additional rent charges for utilities, parking, maintenance, and real estate taxes was $3.3 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively.

Contractual Obligations

As of December 31, 2018, the Company had a contractual obligation of approximately $0.7 million for a contract manufacturing with a vendor for materials production related to ADVM‑022, ADVM‑043 and ADVM‑053.

Collaborations and License Agreements

The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through December 31, 2018, none of the goals had been achieved under the license agreements and no milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included on the Company’s consolidated balance sheets. Aggregate annual maintenance fees payments were approximately $0.1 million and $0.5 million for each of the years ended December 31, 2018, and 2017.

The Company was a party to a master services agreement (“MSA”) with Cornell University (“Cornell”) originally established in August 2014 and amended in December 2015. Under the MSA, Cornell provided assistance in regulatory affairs, overall project management, and parameter development. The MSA, as amended, provided for the Company to pay Cornell $13.3 million ratably over four years for these services as services were performed. In December 2016, the Company informed Cornell that the Company decided to terminate the MSA for material breach, effective January 6, 2017. Subsequently, Cornell informed the Company that it disputes the validity of the Company’s termination of the MSA.  Although the Company intends to defend the validity of the termination of the MSA, the Company recorded $2.0 million of estimated costs associated with the termination of the MSA during the year-ended December 31, 2017. This MSA included services relating to gene therapy programs directed to A1AT deficiency, HAE and severe allergy. The Company’s license agreements with Cornell remained in effect despite the termination of the MSA.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2018 and 2017.

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

In July 2015, three securities class action lawsuits were filed against the Company and certain of its officers in the United States District Court for the Northern District of California (“U.S. District Court”), each on behalf of a purported class of persons and entities who purchased or otherwise acquired the Company’s publicly traded securities between July 31, 2014 and June 15, 2015. The lawsuits asserted claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Securities Act of 1933, as amended (the “Securities Act”) and alleged that the defendants who are no longer with the Company made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101, a product candidate which is no longer being developed, and the prospects of AVA-101. The complaints sought unspecified damages, attorneys’ fees and other costs.

In December 2015, a putative securities class action lawsuit was filed against the Company, the Company’s board of directors, underwriters of the Company’s January 13, 2015, follow-on public stock offering, and two of the Company’s institutional stockholders, in the Superior Court of the State of California for the County of San Mateo (“San Mateo Superior Court”). The complaint alleged that, in connection with the Company’s follow-on stock offering, the same defendants violated the Securities Act by allegedly making materially false and misleading statements and by allegedly omitting material information related to the Phase 2a clinical trial for AVA- 101 and the prospects of AVA-101. The complaint sought unspecified compensatory and rescissory damages, attorneys’ fees and other costs. The plaintiff has dismissed the two institutional stockholder defendants.

In March 2017, the Company reached an agreement to settle the asserted actions. The proposed aggregate amount of the settlement is $13.0 million, of which $1.0 million was contributed by the Company to cover its indemnification obligations to the underwriters, and the remainder was contributed by the Company’s insurers. The Company and the defendants have denied and continue to deny each and all of the claims alleged in the actions, and the settlement does not assign or reflect any admission of fault, wrongdoing or liability as to any defendant. Notice of the settlement was provided to shareholders in the fall of 2017, and no shareholder objected to the settlement. In January 2018, the San Mateo Superior Court entered a judgment and order finally approving the settlement. On February 5, 2018, the U.S. District Court entered an order dismissing the consolidated federal action with prejudice. The Company recorded $1.0 million as general and administrative expense during the three months ended March 31, 2017, when the amount and time of settlement became estimable and probable.

11.     Common Stock Warrants

The Lions Eye Institute (“LEI”) Warrants. In connection with the Company’s research and collaboration agreement, as amended, with LEI (the “LEI Agreement”), the Company agreed to issue a warrant to purchase a certain number of the Company’s common stock upon the achievement of each milestones as set forth in the LEI Agreement.

During the year ended December 31, 2015, the Company issued a warrant to purchase 40,000 shares of its common stock with an exercise price of $10.51 per share to LEI. This common stock warrant is exercisable immediately, and expires on October 15, 2020.  The estimated fair value of this warrant was approximately $0.2 million and was recorded within research and development expenses in the Company’s consolidated statement of operations and comprehensive loss and additional paid-in capital in the Company’s balance sheet for the year ended December 31, 2015. The fair value of the warrant was calculated using the Black-Scholes valuation model, and was based on the closing price of common stock on the issuance date of $8.35 per share, contractual term of the warrant of 5 years, a risk-free interest rate of 1.34%, an expected volatility of 75% and a 0% expected dividend yield.

Additionally, in September 2017, the Company issued a warrant to purchase 40,000 shares of its common stock with an exercise price of $3.65 per share to LEI. This common stock warrant is exercisable immediately, and expires on September 29, 2022. The estimated fair value of this warrant was approximately $0.1 million and the fair value of this warrant was recorded as research and development expenses in the Company’s consolidated statement of operations and comprehensive loss and additional paid-in capital in the Company’s consolidated balance sheet for the year ended December 31, 2017. The fair value of the warrant was calculated using the Black-Scholes valuation model, and was based on the closing price of common stock on the issuance date of $3.65 per share, contractual term of the warrant of 5 years, a risk-free interest rate of 1.89%, an expected volatility of 91% and a 0% expected dividend yield.

TAP Warrant. In July 2016, in connection with the TAP financing agreement (see Note 9), the Company issued a warrant to purchase 10,000 shares of its common stock exercisable anytime during five years from the issuance date at an exercise price of $4.33 per share. The estimated fair value of this warrant was $26,000 at the issuance date using the Black-Scholes valuation model with the following assumptions: exercise price of $4.33 per share, expected term of the warrant of 5 years, a risk-free interest rate of 1.07%, an expected volatility of 72% and a 0% expected dividend. The fair value of TAP warrant was recorded to other non-current liabilities and additional paid-in capital in the Company’s consolidated balance sheet for the year ended December 31, 2016.

12. Stock Plans

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

The 2006 Plan, 2014 Plan and Inducement Plan are referred to collectively as the Plans. As of December 31, 2018, a total of 19,353,469 shares of common stock were reserved for issuance and 2,695,347 shares were available for future grants under the Plans.

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

The following table summarizes stock option activity under the Company’s stock plans and related information:

(In thousands, except exercise prices and years)	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2016	7,449	$4.46	8.4	$11,837
Granted	1,989	2.85
Exercised	(1,808)	0.20
Cancelled/forfeited	(935)	8.87
Balance at December 31, 2017	6,695	$4.51	7.4	$9,539
Granted	2,049	5.94
Exercised	(1,606)	0.43
Cancelled/forfeited	(691)	5.90
Balance at December 31, 2018	6,447	$5.83	7.6	$3,594
Vested and expected to vest as of December 31, 2018	6,447	$5.83	7.6	$3,594
Exercisable at December 31, 2018	3,321	$6.63	6.7	$2,630

(a)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the closing price of the Company’s common stock of $3.15 per share as of December 31, 2018.

In June 2017, the Company granted 150,000 stock options outside the Plans to its certain executive officers.

The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 were $8.2 million and $4.8 million, respectively.

Stock Options Granted to Employees. The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options		Employee Stock Purchase Plan
	Years ended December 31,		Years ended December 31,
	2018	2017	2018	2017
Expected volatility	80%	82%	78%	52%
Expected term (in years)	6.0	6.0	0.5	0.5
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.8%	1.9%	2.3%	1.3%

The weighted-average fair values of options granted during the years ended December 31, 2018 and 2017, were $4.15 and $1.99, respectively.

As of December 31, 2018, there was $6.5 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.2 years.

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

The following table presents the weighted-average assumptions used in the Black-Scholes valuation model to estimate the fair value of non-employee stock options:

	Years ended December 31,
	2018	2017
Expected volatility	77%	84%
Expected term (in years)	7.7	8.8
Expected dividend yield	—	—
Risk-free interest rate	2.7%	2.3%

As of December 31, 2018, unrecognized stock-based compensation expense related to unvested non-employees stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of 1.1 years, based on the estimated fair value at December 31, 2018.

RSUs

RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a two to four-year period.

The following table summarizes the RSU activity under the Company’s stock plans and related information:

(In thousands, except grant date fair value and years)	Number of Units (in thousands)	Weighted- Average Grant Date Fair Value (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Balance at December 31, 2016	1,049	$5.47	1.7
Granted	2,543	2.81
Vested and released	(307)	6.43
Forfeited	(770)	3.58
Balance at December 31, 2017	2,515	$3.24	1.6
Granted	1,381	5.94
Vested and released	(774)	(3.46)
Forfeited	(725)	(4.28)
Balance at December 31, 2018	2,397	$9.23	4.8

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2018 and 2017, were $5.94 and $2.81, respectively. During the years ended December 31, 2018 and 2017, total fair value of RSUs vested was $2.7 million and $2.0 million, respectively. The number of RSUs vested includes shares of common stock that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of December 31, 2018, there was $7.4 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.5 years.

ESPP

In July 2014, the Company approved the establishment of the 2014 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 208,833 shares of its common stock for issuance and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. During the years ended December 31, 2018, 120,475 shares were issued under the ESPP. As of December 31, 2018, a total of 1,331,773 shares of common stock were available for future issuance under the ESPP. As of December 31, 2018, unrecognized compensation cost related to the ESPP was immaterial.

Stock-Based Compensation Recognized in the Consolidated Statement of Operations and Comprehensive Loss

The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Years ended December 31,
	2018	2017
	(In thousands)
Research and development	$4,820	$5,253
General and administrative	8,612	3,470
Total share-based compensation expense	$13,432	$8,723

During the year ended December 31, 2018, the Company recorded approximately $4.1 million of stock-based compensation expense as a result of the modification of the vesting and exercisability of stock awards associated with the departure of two of its executives.

13. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The amount of contributions that the Company made to the 401(k) Plan during the year ended December 31, 2018 and 2017 was $0.4 million and $0.3 million, respectively.

14. Income Taxes

The Company recorded $1.3 million income tax benefit related to the change in the deferred tax liabilities balance due to intangible assets impairment recognized in the third quarter of 2018 and no income tax benefit or expense were recorded for the year ended December 31, 2017.

The following table presents domestic and foreign components of loss before provision for income taxes:

	Years ended December 31,
	2018	2017
	(In thousands)
U.S.	$(45,024)	$(36,923)
Foreign	(28,853)	(19,224)
Loss before income taxes	$(73,877)	$(56,147)

A reconciliation of income tax expense computed at the statutory federal income tax rate of 21% and 34% during the year ended December 31, 2018 and 2017, respectively, to income taxes as reflected in the financial statements is as follows:

	Years ended December 31,
	2018	2017
	(In thousands)
Federal income tax expense at statutory rate	$(15,514)	$(19,090)
Non-deductible foreign research expenses	—	19
Stock compensation	(1,512)	(76)
Non-deductible expenses	75	61
Other	41	—
Research and development tax credits	(1,215)	(507)
Change in valuation allowance	11,219	7,935
Foreign rate differential	(586)	1,495
Rate change	—	10,163
Change in uncertain tax positions	6,242	—
Total tax benefit	$(1,250)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$37,247	$27,142
Accruals, reserve and other	827	2,586
Stock-based compensation	4,549	3,623
Tax credit carryforwards	4,161	1,774
Property and equipment	310	274
Intangibles	38	64
Other	122	—
Total deferred tax assets before valuation allowance	47,254	35,463
Valuation allowance	(47,254)	(35,463)
Total deferred tax assets	—	—
Deferred tax liabilities:
IPR&D	—	(1,250)
Total deferred tax liabilities	$—	$(1,250)
Net deferred tax assets	$—	$—

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

As of December 31, 2017, the Company was able to determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate. The Company did not recognize any provisional tax expense due to its significant operating losses. The effect on the Company’s deferred tax balance due to the change of net tax rate was fully offset by its valuation allowance.

On December 22, 2017 the SEC staff issued SAB 118, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, the Company has completed its analysis during the fourth quarter of 2018 noting no material adjustments from the provisional amounts recorded in the prior year. In addition, the guidance indicates that either accounting for deferred taxes related to GILTI or to treat any taxes on future GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has elected to treat future GILTI inclusions if any as period costs.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018 and 2017. The valuation allowance increased approximately $11.8 million and $12.0 million during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had U.S. federal net operating losses (“NOLs”) carryforwards of approximately $100.0 million to offset any future federal income. Approximately $57.0 million of NOLs expire at various years beginning with 2036. As of December 31, 2018, the Company also had U.S. state NOL carryforwards of approximately $61.1 million to offset any future state income. U.S. state NOLs expire at various years beginning with 2036. At December 31, 2018, the Company also had approximately $65.0 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.

As of December 31, 2018, the Company had federal research and development tax credit carryforwards of approximately $3.2 million available to reduce future tax liabilities which expire at various years beginning with 2036. As of December 31, 2018, the Company had state credit carryforwards of approximately $3.3 million available to reduce future tax liabilities which do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), the Company’s ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company experiences an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. The Company believes that it has experienced ownership changes under Section 382, which will result in limitations in the Company’s ability to utilize net operating losses and credits. As a result, the amount of the NOLs and research and development credit carryforwards presented in the Company’s consolidated financial statements are limited and will expire unutilized, and the Company removed a significant amount of NOLs and credits from its deferred taxes.

The Company files income tax returns in the U.S. Federal, state, and foreign jurisdictions. The federal, state and foreign income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company has total unrecognized tax benefits as of December 31, 2018 and 2017 of approximately $8.8 million and $2.7 million, respectively. No amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. A reconciliation of the unrecognized tax benefits is as follows:

	Years ended December 31,
	2018	2017
	(In thousands)
Unrecognized tax benefits as of the beginning of the year	$2,745	$2,157
Increase (decrease) related to prior year tax provisions	1,941	—
Increase related to current year tax provisions	4,119	588
Unrecognized tax benefits as of the end of the year	$8,805	$2,745

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. There are no ongoing examinations by taxing authorities at this time.

15. Net Loss per Share

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2018	2017
	(In thousands)
Stock options	6,447	6,695
Restricted stock units	2,397	2,515
ESPP	62	71
Warrants to purchase common stock	90	90
	8,996	9,371

16. Selected Quarterly Financial Information (Unaudited)

The Company’s quarterly consolidated results of operations are shown below:

Quarterly Results of Operations	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share amounts)
Revenue	$216	$493	$833	$70
Total operating expenses (1)	(18,162)	(20,396)	(24,306)	(16,829)
Net loss	(17,200)	(18,810)	(20,958)	(15,659)
Basic and diluted net loss per share	$(0.30)	$(0.30)	$(0.34)	$(0.25)

Quarterly Results of Operations	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share amounts)
Revenue	$462	$463	$463	$461
Total operating expenses (1)	(17,050)	(12,556)	(15,034)	(16,056)
Net loss	(16,099)	(11,430)	(13,829)	(14,789)
Basic and diluted net loss per share	(0.38)	(0.27)	(0.32)	(0.32)

(1)

During the year ended December 31, 2017, the Company recorded a total of $2.0 million of estimated costs associated with the termination of MSA with Cornell University (see Note 10). During the three months ended March 31, 2017, the Company recorded a total of $2.3 million of these estimated costs, which was subsequently adjusted by $0.3 million during the three months ended June 30, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Management, including Ms. Patterson, our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. The results of management's assessment were reviewed with the Audit Committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

(b) The following exhibits are included herein or incorporated by reference:

EXHIBIT INDEX

		Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	File Number	Form	Date	EXHIBIT Number	PROVIDED Herewith

2.1	Acquisition Agreement, dated as of January 29, 2016, by and among Avalanche Biotechnologies, Inc., Annapurna Therapeutics SAS, the Contributors identified therein, and Shareholder Representative Services LLC as the Contributors’ Representative.	001-36579	8-K	February 1, 2016	2.1

2.2	Amendment No. 1 to the Acquisition Agreement, dated as of April 6, 2016.	001-36579	8-K	April 7, 2016	2.1

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

4.3	Amended and Restated Investor Rights Agreement, dated as of May 11, 2016, by and between Avalanche Biotechnologies, Inc. and certain of its stockholders.	001-36579	8-K	May 12, 2016	4.1

10.1†	Research Collaboration and License Agreement, dated as of May 1, 2014, by and between Avalanche Biotechnologies, Inc. and Regeneron Pharmaceuticals, Inc.	333-197133	S-1/A	July 29, 2014	10.3

10.2†	Amended and Restated Master Service Agreement by and between Annapurna Therapeutics SAS and Cornell University, effective July 15, 2014.	001-36579	10-Q	August 9, 2016	10.3

10.3†	A1AT Deficiency License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.	001-36579	10-Q	August 9, 2016	10.4

10.4†	HAE License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.	001-36579	10-Q	August 9, 2016	10.5

10.5†	Allergy License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.	001-36579	10-Q	August 9, 2016	10.6

10.6†	License Agreement between AAVLife and Inserm Transfert, dated July 4, 2014.	001-36579	10-Q	August 9, 2016	10.9

10.7†	Amendment No. 1 to License Agreement between AAVLife and Inserm Transfert, dated October 5, 2015.	001-36579	10-Q	August 9, 2016	10.10

10.8†	Collaboration, Option and License Agreement with Editas Medicine, Inc., dated August 8, 2016.	001-36579	10-Q	November 8, 2016	10.1

10.9†	Amendment to Collaboration, Option and License Agreement with Editas Medicine, Inc., dated January 25, 2018.	001-36579	10-K	March 6, 2018	10.10

10.10(#)	Avalanche Biotechnologies, Inc. Amended and Restated 2006 Equity Incentive Plan.	333-197133	S-1	June 30, 2014	10.4

10.11(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan.	333-197133	S-1/A	July 25, 2014	10.16

10.12(#)	Adverum Biotechnologies, Inc. 2014 Equity Incentive Award Plan, as amended and restated.					X

		Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	File Number	Form	Date	EXHIBIT Number	PROVIDED Herewith

10.13(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	333-197133	10-K	March 6, 2018	10.14

10.14(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	333-197133	S-1/A	July 25, 2014	10.18

10.15(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	001-36579	10-K	March 6, 2018	10.16

10.16(#)	Adverum Biotechnologies, Inc. 2014 Employee Stock Purchase Plan, as amended and restated.					X

10.17(#)	Letter Agreement, dated as of June 3, 2013, by and between Avalanche Biotechnologies, Inc. and Mehdi Gasmi.	333-197133	S-1	June 30, 2014	10.10

10.18(#)	Offer Letter, dated November 19, 2015, by and between Avalanche Biotechnologies, Inc. and Paul Cleveland.	001-36579	8-K	November 20, 2015	10.1

10.19(#)	Offer Letter, dated January 29, 2016, by and between Avalanche Biotechnologies, Inc. and Amber Salzman.	001-36579	8-K	February 1, 2016	10.2

10.20(#)	Change in Control and Severance Agreement, dated January 29, 2016, by and between Amber Salzman and Avalanche Biotechnologies, Inc.	001-36579	8-K	February 1, 2016	10.3

10.21(#)	Offer Letter, dated June 10, 2016, by and between Adverum Biotechnologies, Inc. and Leone Patterson	001-36579	8-K	June 13, 2016	10.1

10.22(#)	Amendment to Offer Letter, dated November 2, 2016, by and between Adverum Biotechnologies, Inc. and Amber Salzman.	001-36579	10-K	March 9, 2017	10.39

10.23(#)	Amendment to Offer Letter, dated November 2, 2016, by and between Adverum Biotechnologies, Inc. and Paul Cleveland.	001-36579	10-K	March 9, 2017	10.40

10.24(#)	Offer Letter, dated June 15, 2017, by and between Adverum Biotechnologies, Inc. and Athena Countouriotis, M.D.	001-36579	8-K	June 20, 2017	10.1

10.25(#)	Offer Letter, dated May 4, 2015, by and between Avalanche Biotechnologies, Inc. and Jennifer Cheng, Ph.D.	001-36579	10-K	March 6, 2018	10.30

10.26	Lease Agreement, dated as of December 20, 2013, by and between Avalanche Biotechnologies, Inc. and O’Brien Drive Portfolio, LLC.		S-1	June 30, 2014	10.11

10.27	First Amendment to Lease, dated August 1, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	001-36579	8-K	September 12, 2014	10.1

10.28	Second Amendment to Lease, dated October 30, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	001-36579	8-K	November 4, 2014	10.1

10.29(#)	Form of Indemnification Agreement for directors and executive officers.	333-197133	S-1/A	July 18, 2014	10.12

10.30(#)	2012 Change in Control Benefit Plan.	333-197133	S-1/A	July 18, 2014	10.13

10.31(#)	Form of Change in Control Severance Agreement for executive officers other than the chief executive officer.	001-36579	10-K	March 6, 2018	10.36

10.32(#)	Amendment to the Change in Control and Severance Agreement for Mehdi Gasmi.					X

		Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	File Number	Form	Date	EXHIBIT Number	PROVIDED Herewith

10.33(#)	Form of Inducement Stock Option Agreement.	001-36579	8-K	November 20, 2015	10.3

10.34(#)	2017 Inducement Plan, as amended and restated.					X

10.35(#)	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.2

10.36(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.3

10.37	Sales Agreement, dated as of August 10, 2017, by and between the Adverum Biotechnologies, Inc. and Cowen and Company, LLC.	333-19890	S-3	August 10, 2017	1.2

10.38	Release Agreement, dated as of October 3, 2017, by and between the Company and Steven Schwartz, M.D.	001-36579	10-K	March 8, 2018	10.43

10.39(#)	June 2018 Compensation Actions with Interim Chief Executive Officer and Chief Science and Technology Officer	001-36579	8-K	June 15, 2018	Item 5.02

10.40	Lease dated as of June 28, 2018, between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC	001-36579	10-Q	August 8, 2018	10.2

10.41	June 5, 2018, amendment to Editas Agreement.	001-36579	10-Q	August 8, 2018	10.3

10.42(#)	Non-Employee Director Compensation Arrangements	001-36579	10-Q	August 8, 2018	10.4

10.43(#)	Amber Salzman Separation Agreement	001-36579	10-Q	November 8, 2018	10.1

10.44(#)	Athena Countouriotis Separation Agreement	001-36579	10-Q	November 8, 2018	10.2

10.45(#)	Change in Compensation of Leone Patterson in connection with promotion to Chief Executive Officer	001-36579	8-K	October 24, 2018	Item 5.02

10.46†	Exclusive License Agreement, between the Company and the Regents of the University of California (“UC”), dated June 17, 2013 (the “UC License”)					X

10.47†	License Agreement, between the Company and Virovek, Inc. (“Virovek”), dated October 12, 2011 (the “Virovek License”)					X
10.48(#)	Amended and Restated Offer Letter with Leone Patterson, dated October 24, 2018					X

10.49(#)	Change in Control and Severance Agreement with Leone Patterson, dated October 24, 2018					X

21.1	List of subsidiaries	001-36579	10-K	March 6, 2018	21.1

23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page hereto)					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

Incorporated by Reference
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	File Number	Form	Date	EXHIBIT Number	PROVIDED Herewith

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.
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

Item  16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2019

ADVERUM BIOTECHNOLOGIES, INC.

By:	/s/ Leone Patterson
Leone Patterson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Power of Attorney

Each person whose individual signature appears below hereby authorizes and appoints Leone Patterson, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Leone Patterson	Chief Executive Officer, Chief Financial Officer and Director	March 06, 2019
Leone Patterson	(Principal Executive, Financial and Accounting Officer)

/s/ Paul B. Cleveland	Chairman of the Board	March 06, 2019
Paul B. Cleveland

/s/ Mitchell H. Finer	Director	March 06, 2019
Mitchell H. Finer, Ph.D.

/s/ Thomas F. Woiwode	Director	March 06, 2019
Thomas F. Woiwode, Ph.D.

/s/ Eric G. Carter	Director	March 06, 2019
Eric G. Carter, M.D., Ph.D.

/s/ Patrick Machado	Director	March 06, 2019
Patrick Machado

/s/ Richard N. Spivey	Director	March 06, 2019
Richard N. Spivey, Pharm. D.