Form 10-K/A
period 2018-12-31
Adverum Biotechnologies, Inc.
filed 2019-04-30
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to                      .

Commission file number: 001-36579

Adverum Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5258327
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1035 O’Brien Drive

Menlo Park, California 94025

(Address of principal executive offices and Zip Code)

(650) 272-6269

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

As of February 28, 2019, the registrant had 63,201,009 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Adverum Biotechnologies, Inc. (“Adverum,” “Adverum Biotechnologies,” “the Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2019. The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2019 annual meeting of stockholders. This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III of the Form 10-K. In addition, the reference on the cover of the Form 10-K to the incorporation by reference of the Company’s Definitive Proxy Statement into Part III of the Form 10-K is hereby amended to delete that reference. In addition, Item 15 of Part IV of the Form 10-K is amended and restated in its entirety to file new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to file our amended non-employee director compensation policy.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The members of our board of directors (“Board”) and their ages as of April 15, 2019 are:

Name	Age	Board Position	Director Since
Paul B. Cleveland	62	Chair of the Board	Dec. 2015
Leone Patterson	56	Director	Oct. 2018
Eric G. Carter, M.D., Ph.D.(1)(3)	67	Director	Sep. 2017
Mitchell H. Finer, Ph.D.	60	Director	May 2016
Patrick Machado(1)(2)	55	Director	Mar. 2017
Richard N. Spivey, Pharm.D., Ph.D.(1)(2)(3)	69	Director	Apr. 2017
Thomas Woiwode, Ph.D.(2)(3)	47	Director	May 2016

(1)	Member of the Compensation Committee of the Board (the “Compensation Committee”).
(2)	Member of the Audit Committee of the Board (the “Audit Committee”).
(3)	Member of the Nominating and Corporate Governance Committee.

The following is a brief biography and discussion of the specific attributes, qualifications, experience and skills that led our Board to determine that the applicable director should serve as a member of our Board as of the date of this report.

CLASS I DIRECTORS—Continuing in office until the 2021 Annual Meeting of Stockholders

Paul B. Cleveland. Mr. Cleveland served as interim president and chief executive officer of Alder BioPharmaceuticals, Inc., a biopharmaceutical company, from March 2018 to June 2018. From October 2016 to June 2017, Mr. Cleveland served as our executive chairman of the board and served as our president and chief executive officer from December 2015 to October 2016. Prior to joining us, Mr. Cleveland served as the chief executive officer and president of Celladon Corporation, a cardiovascular gene therapy company, from May 2015 to November 2015, and as the president and chief financial officer of Celladon Corporation, from June 2014 to May 2015. From February 2013 to August 2013, Mr. Cleveland served as executive vice president, corporate strategy and chief financial officer of Aragon Pharmaceuticals, Inc., a biotechnology company. From April 2011 to February 2013, Mr. Cleveland served as General Partner and chief operating officer of Mohr Davidow Ventures, a venture capital firm. From January 2006 to February 2011, Mr. Cleveland served as executive vice president, corporate development and chief financial officer of Affymax, Inc., a biopharmaceutical company. From April 2004 to December 2005, he served as a managing director at Integrated Finance, Ltd., an investment bank. From September 1996 to April 2003, Mr. Cleveland served as a managing director at investment bank J.P. Morgan Chase and Co. and a predecessor firm, Hambrecht & Quist. From January 1993 to September 1996, Mr. Cleveland was a partner at Cooley LLP; from December 1988 to December 1992, he was a corporate attorney at Sidley Austin LLP; and from September 1981 to November 1988, he was a corporate attorney at Davis Polk & Wardwell LLP. He also serves as a member of the board of directors of Alder BioPharmaceuticals, Inc, and previously served on the boards of directors of Sangamo BioSciences, Inc. (now Sangamo Therapeutics, Inc.) and Celladon Corporation (now Eiger BioPharmaceuticals, Inc.). Mr. Cleveland received a B.A. from Washington University in St. Louis and a J.D. from Northwestern University School of Law. Mr. Cleveland has been chosen to serve on our Board due to his prior executive leadership of Adverum, as well as his extensive experience with the operations, financial issues and best practices of biopharmaceutical companies.

Eric G. Carter, M.D., Ph.D. Dr. Carter served as Interim Chief Medical Officer of Alder BioPharmaceuticals, Inc. from April 2018 to January 2019. Dr. Carter served as senior vice president, chief medical officer, and global head of clinical and non-clinical development of Allergan, plc, a pharmaceutical company, from 2011 through a period of significant growth until its acquisition by Actavis Pharmaceuticals in 2015. Prior to Allergan, Dr. Carter served as chief scientific officer, head of research and development, and chief medical officer of King Pharmaceuticals from 2007 until the company was acquired by Pfizer, Inc. in 2011. From 2001 to 2007, he worked for GlaxoSmithKline plc, a pharmaceutical company, in positions of increasing responsibility within the global clinical development and medical affairs areas. After serving in academia at the University of North Carolina School of Medicine, the UCLA Fielding School of Public Health, and the University of California, Berkeley, Dr. Carter began his pharmaceutical career at Pharmacia Corporation, a pharmaceutical company, in 1993. He received a B.Sc. in Biochemistry from the University of London, a Ph.D. in Biochemistry from the University of Cambridge, and an M.D. from the University of Miami School of Medicine. Dr. Carter currently serves as the chair of the scientific advisory board at Bioniz Therapeutics. Dr. Carter has been chosen to serve on our Board due to his significant global experience in research and development in multiple therapeutic areas.

Thomas Woiwode, Ph.D. Dr. Woiwode has been with Versant Ventures, a venture capital firm, since 2002 in various capacities, serving as a Venture Partner since 2011 and a managing director since 2014. He has served in a number of operating roles over this time, most recently as the chief operating officer of Okairos AG, a biopharmaceutical company, from April 2011 until May 2013, when Okairos was sold to GlaxoSmithKline plc. Prior to Okairos, Dr. Woiwode co-founded EuroVentures, a wholly owned biotech incubator within Versant Ventures, and in this role, served as the founding chief business officer for three biotech companies created within Versant. Dr. Woiwode was a research scientist at XenoPort, Inc., a biotechnology company, before joining Versant. Dr. Woiwode serves on the board of directors of several private companies and two other publicly traded companies, CRISPR Therapeutics AG and Gritstone Oncology, Inc. and previously served on the board of directors of Audentes Therapeutics, Inc. He received a B.A. in English and a B.S. in Chemistry from the University of California, Berkeley and a Ph.D. in organic chemistry from Stanford University. Dr. Woiwode has been chosen to serve on our Board due to his educational background, his experience as a board member and senior executive of biotechnology and pharmaceutical companies, and his experience as an investor in new life sciences companies.

CLASS II DIRECTORS—Continuing in office until the 2019 Annual Meeting of Stockholders

Patrick Machado. Mr. Machado was a co-founder of Medivation, Inc., a biopharmaceutical company, and served as its chief business officer from 2009 to 2014 and as its chief financial officer from 2004 until his retirement in 2014. From 1998 to 2001, Mr. Machado worked with ProDuct Health, Inc., a medical device company, as senior vice president, chief financial officer and earlier as general counsel. Upon ProDuct Health’s acquisition by Cytyc Corporation, a diagnostic and medical device company, he served as a consultant to Cytyc to assist with transitional matters from 2001 to 2002. Earlier in his career, Mr. Machado worked for Morrison & Foerster LLP, an international law firm, and for the Massachusetts Supreme Judicial Court. Mr. Machado also serves as a member of the board of directors of Chimerix, Inc. and SCYNEXIS, Inc., and previously served on the board of directors of Endocyte, Inc., Inotek Pharmaceuticals Corporation (now Rocket Pharmaceuticals, Inc.), Axovant Sciences, Inc. and Medivation, Inc. Mr. Machado received a B.A. in German and a B.S. in Economics from Santa Clara University and a J.D. from Harvard Law School. Mr. Machado has been chosen to serve on our Board due to his extensive experience dealing with the operational and financial issues of biopharmaceutical companies.

Leone Patterson. Ms. Patterson was named our chief executive officer in October 2018. In connection with her promotion, our board appointed her as a member of the board. Ms. Patterson had been serving as the interim president and chief executive officer since May 2018. She also served as our chief financial officer from June 2016 to April 2019. From March 2015 to June 2016, Ms. Patterson served as the chief financial officer of Diadexus, Inc., a diagnostics company, where she was responsible for overseeing the company’s finance function.

Prior to that, Ms. Patterson was vice president and chief financial officer of Transcept Pharmaceuticals, Inc., a biopharmaceutical company, from June 2012 until it was acquired by Paratek Pharmaceuticals Inc. in October 2014, where she was responsible for overseeing the company’s finance function. From November 2010 to June 2012, Ms. Patterson served as vice president and global corporate controller of NetApp, Inc., a data management and storage company. From July 2007 to November 2010, Ms. Patterson was vice president of finance at Exelixis, Inc, a biopharmaceutical company. Before Exelixis, Ms. Patterson served as vice president of global business planning and analysis of the vaccines and diagnostics division of Novartis AG, a biopharmaceutical company, from April 2006 to July 2007. From 1999 to 2006, she held several positions, including vice President, corporate controller, at Chiron, a biotechnology company (now part of Novartis AG). From 1989 to 1999, Ms. Patterson worked in the audit practice of accounting firm KPMG, where she held various positions including Senior Manager. Ms. Patterson earned a B.S. in business administration and accounting from Chapman University and an executive M.B.A. from St. Mary’s College. Ms. Patterson is also a Certified Public Accountant (inactive status). Ms. Patterson has been chosen to serve on our Board due to her executive leadership of Adverum and her operational and financial experience at numerous companies.

CLASS III DIRECTORS—Continuing in office until the 2020 Annual Meeting of Stockholders

Mitchell H. Finer, Ph.D. Dr. Finer has served as a managing director of MPM Capital, a venture capital firm, since August 2015. Dr. Finer is one of our founders, and previously served as one of our distinguished research fellows. Since January 2018, Dr. Finer has served as chief scientific officer at Elevate Bio, a biotechnology company and is a member of the board of directors at Elevate Bio since August 2018. From April 2015 to August 2018 Mr. Finer served as chief executive officer and chief scientific officer of Oncorus, Inc., a biotechnology company, and since August 2018 has served as its executive chairman. From April 2017 to August 2018, Mr. Finer has also served as interim chief executive officer of CODA Biotherapeutics, Inc., a biopharmaceutical company. He continues to serve as a member of the board of directors of Coda Biotherapeutics, Semma Therapeutics (since April 2015) and TCR (TCRR) since October 2015. Previously, he served as chief scientific officer of bluebird bio, Inc. (“bluebird”), a biopharmaceutical company, from March 2010 through July 2015. Prior to joining bluebird, Dr. Finer served as senior vice president of development operations for Novocell, Inc. (now part of ViaCyte, Inc.), a stem cell engineering company, from November 2008 through March 2010. From July 2005 through November 2008, Dr. Finer served as chief executive officer of Intracel Holdings LLC. He was also a founder and vice president of research for Cell Genesys Inc., and a founder of Abgenix, Inc. Dr. Finer is a member of the board of directors of TCR Therapeutics, Inc. Dr. Finer received a B.A. in biochemistry and bacteriology from the University of California, Berkeley and a Ph.D. in biochemistry and molecular biology from Harvard University. He completed a postdoctoral fellowship at the Whitehead Institute for Biomedical Research. Dr. Finer has been chosen to serve on our Board due to his operational, technical, strategic and corporate leadership experience and his experience as a founder of numerous biopharmaceutical companies.

Richard N. Spivey, Pharm.D., Ph.D. Dr. Spivey has over 30 years of experience in research and development at leading global pharmaceutical companies. Dr. Spivey currently serves as a scientific advisor to the pharmaceutical industry. From 2010 to 2015, Dr. Spivey served as senior vice president of global regulatory affairs at Allergan. From 2002 to 2010, Dr. Spivey worked with Meda AB, a pharmaceutical company, after its acquisition of MedPointe Pharmaceuticals, serving as chief scientific officer and head of research and development for both. Earlier in his career, Dr. Spivey worked for pharmaceutical companies Pharmacia Corporation (now part of Pfizer), Schering-Plough Corporation (now part of Merck & Co.), Parke-Davis/Warner-Lambert (now part of Pfizer), and Boots Pharmaceuticals, Inc. Dr. Spivey previously served on the board of directors of Inotek Pharmaceuticals Corporation (now Rocket Pharmaceuticals, Inc.). Dr. Spivey received a Ph.D. in Pharmacy Administration from the University of Minnesota and a Pharm.D. from the University of Southern California. Dr. Spivey has been chosen to serve on our Board due to his extensive and distinguished experience in drug development and regulatory affairs.

EXECUTIVE OFFICERS

Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships among our directors and executive officers. The following table provides information regarding our executive officers, including their ages and positions, as of April 15, 2019:

Name	Age	Executive Officer Position(s)
Leone Patterson	56	Chief Executive Officer
Thomas Leung	38	Chief Financial Officer
Aaron Osborne, MBBS, MRCOphth.	45	Chief Medical Officer
Mehdi Gasmi, Ph.D.	52	President and Chief Scientific Officer
Jennifer Cheng, Ph.D., J.D.	46	Vice President and General Counsel

A brief biography of each of our executive officers appears below, except for Ms. Patterson’s, whose biographical information appears above under “Directors” above.

Thomas Leung. Mr. Leung has served as our chief financial officer since April 2019. Prior to joining us, Mr. Leung served as vice president, business operations at Counsyl, Inc., a genetic screening company acquired by Myriad Genetics, Inc., where he held leadership roles in finance, strategy, billing operations and sales operations from August 2013 to April 2019. Prior to Counsyl, Mr. Leung served as a vice president of TPG Capital in San Francisco and Hong Kong, where he was responsible for sourcing investments, executing acquisitions and financings and managing portfolio companies. Mr. Leung began his career in investment banking at Morgan Stanley & Co. He holds an M.B.A. from Harvard Business School and received a B.S. in economics and biomedical engineering from Yale University.

Aaron Osborne, MBBS, MRCOphth. Dr. Osborne has served as our chief medical officer since April 2019. Dr. Osborne has over twelve years of experience in the biopharmaceutical industry together with five years of clinical practice in the British National Health Service as an ophthalmologist. Prior to joining Adverum, Dr. Osborne was principal medical director since September 2018, and senior medical director from September 2015 through August 2018, of Ophthalmology Product Development at Genentech Inc., a biotechnology company, where he was responsible for leading clinical development programs for faricimab in wet age-related macular degeneration and diabetic macular edema, and academic collaborations. From August 2013 through May 2015, Dr. Osborne was the pharmaceuticals franchise head, Global Medical Affairs for Alcon Research Ltd., an eye care company, where he was responsible for developing global medical affairs plans for strategic marketed Alcon brands and for medical communications around Alcon retina programs. Prior to Alcon, Dr. Osborne served as global medical affairs head, Ophthalmics, at Novartis Pharma AG from December 2012 to August 2013, and as global brand medical director, Lucentis, at Novartis Pharma AG from December 2010 to August 2013. Dr. Osborne trained in ophthalmology at Queens Medical Center, Nottingham, and earned his Bachelor of Medicine, Bachelor of Surgery (MBBS) degree at University College London.

Mehdi Gasmi, Ph.D. Dr. Gasmi served as our president and chief scientific officer since October 2018. From February 2017, to October 2018, he served as our chief science and technology officer. Previously, he served as our interim chief scientific officer from July 2015 to February 2018, senior vice president, pharmaceutical development from May 2015 to July 2015, and as vice president, pharmaceutical development from November 2013 to May 2015. From December 2011 to November 2013, as principal of ClinVec Solutions, LLC, Dr. Gasmi provided adeno-associated virus (“AAV”) and lentiviral gene therapy consulting services to various companies, including to us, from June 2013 to October 2013. Prior to that, Dr. Gasmi oversaw production of clinical batches of recombinant AAV and lentiviral gene therapy products for both Genethon, a nonprofit gene therapy company, where he served as vice president of biomanufacturing from July 2009 to December 2011, and for Ceregene, a gene therapy company, where he served as senior director, product development from December 2001 to June 2009. Dr. Gasmi obtained his M.S. and his Ph.D. in Biochemistry from the Claude Bernard University in Lyon, France.

Jennifer Cheng, Ph.D., J.D. Dr. Cheng has served as our vice president and general counsel since February 2017. Previously, she served as our vice president and associate general counsel from February 2016 to February 2017, and as senior patent counsel, director of intellectual property from June 2015 to February 2016. Prior to joining us, she served as a patent counsel at Allergan from March 2013 to May 2015, where she was responsible for the prosecution and maintenance of the company’s patent portfolio directed to certain technologies, research and development programs and certain products and product candidates, and as the senior patent counsel at MAP Pharmaceuticals, a biotechnology company, from June 2011 until its acquisition by Allergan in March 2013. From August 2008 to May 2011, Dr. Cheng served as the manager of intellectual property at Solazyme, Inc., a biotechnology company, and previously was a patent counsel at Raven Biotechnologies, Inc., a biotechnology company. Dr. Cheng received a B.A. from the University of California at Berkeley, a Ph.D. in tumor cell biology and molecular medicine from Northwestern University and a J.D. from Santa Clara University School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that each of Paul B. Cleveland, Eric G. Carter, Mitchell H. Finer, Patrick Machado, Richard N. Spivey and Thomas Woiwode filed one Form 4 reporting one transaction late, the automatic grant of stock options to them as non-employee directors as a result of an administrative oversight.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at investors.adverum.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our website does not constitute incorporation by reference of the information contained at or available through our website.

AUDIT COMMITTEE

The Board established an Audit Committee to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee comprises Mr. Machado (chair), Dr. Spivey, and Dr. Woiwode.

The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee meet the independence requirements for serving on the Audit Committee as currently set forth under the Nasdaq Marketplace Rules (the “Nasdaq Listing Rules”).

All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Listing Rules. The Board has also determined that Mr. Machado qualifies as an “audit committee financial expert,” as defined in applicable SEC rules and has the requisite financial sophistication as defined under the Nasdaq Listing Rules.

PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES TO THE BOARD

To fulfill its responsibility to recruit and recommend to the Board nominees for election as directors, the Nominating and Corporate Governance Committee considers all qualified candidates who may be identified by any one of the following sources: current or former Board members, a professional search firm, Company executives or stockholders.

Stockholders who wish to make a recommendation or propose a director candidate for consideration by the Nominating and Governance Committee may do so by submitting the candidate’s name, resume and biographical information and qualifications to the attention of the Corporate Secretary, Adverum Biotechnologies, Inc., 1035 O’Brien Drive, Menlo Park, California 94025. All recommendations received by the Corporate Secretary will be presented to the Nominating and Governance Committee for its consideration.

Stockholders who wish to nominate a director for election at an upcoming annual meeting of stockholders must comply with the advance notice provisions in our amended and restated bylaws. Each stockholder making a nomination is required to provide certain information, representations and undertakings as outlined in our amended and restated bylaws.

We may request from the nominating stockholder or nominating stockholder group such other information as may reasonably be required to determine whether each person recommended by a stockholder or stockholder group as a nominee meets any minimum requirements that may be established by our Board and to enable us to make appropriate disclosures to stockholders entitled to vote in the next election of directors. Nominees are required to make themselves reasonably available to be interviewed by the Nominating and Corporate Governance Committee and members of management, as determined to be appropriate by the Nominating and Corporate Governance Committee. We will not accept a stockholder recommendation for a nominee if the recommended candidate’s candidacy or, if elected, board membership, would violate applicable state law, federal law or the rules of any exchange or market on which our securities are listed or traded. If the nomination by stockholders was made in accordance with the procedures in our amended and restated bylaws, the Nominating and Corporate Governance Committee will apply the same criteria in evaluating the nominee as it would any other board nominee candidate and will recommend to our Board whether or not the stockholder nominee should be nominated by our Board and included in our proxy statement.

Notices of nominations should be directed to the attention of the Corporate Secretary, Adverum Biotechnologies, Inc., 1035 O’Brien Drive, Menlo Park, California 94025, and must be received not less than 90 days nor more than 120 day days prior to the one-year anniversary of the preceding year’s annual meeting. If the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, the notice must be received not later than the 90th day prior to the annual meeting or, if later, the 10th day following the day on which public disclosure of the date of such annual meeting was first made. To be timely for our 2019 annual meeting of stockholders, our Secretary must receive the written notice at our principal executive offices on or before the close of business on May 2, 2019.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers (“NEOs”), who are: (a) all individuals who served as our principal executive officer or acting in a similar capacity during 2018; and (b) our two most highly compensated executive officers, other than our principal executive officer and former principal executive officer, who were serving in such capacity at the end of 2018. Our NEOs for 2018 were as follows:

•	Leone Patterson, Chief Executive Officer and former Chief Financial Officer(1);

•	Amber Salzman, Ph.D., former President and Chief Executive Officer;

•	Mehdi Gasmi, Ph.D., President and Chief Scientific Officer; and

•	Jennifer Cheng, Ph.D, J.D., Vice President and General Counsel.

(1)

Ms. Patterson served as our Interim Chief Executive Officer from May 2018 to October 2018, and as our Chief Executive Officer since then, and as our Chief Financial Officer for all of 2018 to April 2019.

Summary Compensation Table

The following table sets forth total compensation paid to our NEOs for the year ended December 31, 2018 and, as applicable, the year ended December 31, 2017.

Name And Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Leone Patterson(6) Chief Executive Officer and Former Chief Financial Officer	2018	371,280	225,000	491,153	1,211,492	196,779	14,851	2,510,555

Amber Salzman, Ph.D.(7) Former President and Chief Executive Officer	2018 2017	188,300 573,441	— —	— 707,400	2,146,793 715,327	— 234,000	376,013 97,547	2,711,106 2,327,716

Mehdi Gasmi, Ph.D. President and Chief Scientific Officer	2018 2017	425,271 425,496	13,667 92,500	491,153 337,500	718,592 342,524	133,960 153,908	16,910 16,526	1,799,553 1,368,453

Jennifer Cheng, Ph.D., J.D.(8) Vice President and General Counsel	2018	315,026	31,500	61,883	511,997	73,244	12,462	1,006,112

(1)	Amounts reported for 2017 include payouts of accrued vacation time in connection with a modification of our employee vacation policy as follows: Dr. Salzman, $53,441 and Dr. Gasmi, $20,476.
(2)	Amounts reported represent a discretionary bonus, as described below under “Narrative to Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End — Employment Arrangements.”
(3)

Amounts reflect the aggregate grant date fair value of the RSU awards that may be settled for shares of our common stock (Stock Awards Column) and options to purchase shares of our common stock (Option Awards Column) granted during the fiscal year, as calculated in accordance with ASC Topic 718. For information regarding assumptions underlying the value of equity awards, see Note 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019. These amounts do not correspond to the actual value that the NEOs will recognize.

(4)

Amounts reported represent the annual cash performance-based bonuses earned by our NEOs pursuant to the achievement of certain corporate and individual performance objectives during 2018 and 2017. Please see the descriptions of the annual performance bonuses in the sections below entitled “Narrative to Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End—Terms and Conditions of Annual Bonuses.”

(5)

Amounts reported for 2018 represent matching contributions under our 401(k) plan and, in the case of Dr. Salzman, includes a severance payment of $364,000, as further described below under “Narrative to Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End—Employment Arrangements—Amber Salzman, Ph.D.”

(6)	Ms. Patterson was not a named executive officer in 2017 and, accordingly, her 2017 compensation is not included.
(7)	Dr. Salzman’s employment with Adverum terminated on May 3, 2018.
(8)	Dr. Cheng was not a named executive officer in 2017 and, accordingly, her 2017 compensation is not included.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2018.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Numbers of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Leone Patterson	—	(2)	150,000	(2)	4.70	October 17, 2028
	—	(3)	160,000	(3)	6.40	February 14, 2028
	53,166	(4)	62,834	(4)	2.70	February 8, 2027
	125,000	(5)	75,000	(5)	3.44	June 15, 2026
							88,496	(6)	278,762
							60,000	(7)	189,000
							50,000	(8)	157,500
Amber Salzman, Ph.D.	—		478,000	(3)	6.40	February 14, 2028
	136,123	(4)	204,750	(4)	2.70	February 8, 2027
	140,791	(9)	77,209	(9)	4.14	May 10, 2026
	308,279	(10)	69,611	(10)	0.21	October 20, 2025
							196,500	(7)	618,975
Mehdi Gasmi, Ph.D.	—		160,000	(3)	6.40	February 14, 2028
	82,958	(4)	98,042	(4)	2.70	February 8, 2027
	133,167	(11)	54,833	(11)	4.80	February 11, 2026
	18,333	(12)	1,667	(12)	39.35	April 20, 2025
	70,000	(13)	—		17.00	July 29, 2024
	95,000	(14)	—		2.75	March 4, 2024
							88,496	(15)	278,762
							93,750	(7)	295,313
							62,500	(16)	196,875
							1,750	(17)	5,513
Jennifer Cheng, Ph.D., J.D.	—		114,000	(3)	6.40	February 14, 2028
	33,000	(4)	39,000	(4)	2.70	February 8, 2027
	19,687	(18)	15,313	(18)	4.09	September 19, 2026
	13,125	(19)	1,875	(19)	40.28	June 4, 2025
							11,150	(6)	35,123
							37,500	(7)	118,125
							11,650	(16)	36,698
							12,500	(20)	39,375

(1)	Represents the product of the number of unvested RSUs and $3.15, the closing price of our common stock on Nasdaq on December 31, 2018.
(2)

This stock option vests with respect to 25% of the underlying shares of our common stock on October 18, 2019, and in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date.

(3)

This stock option vested with respect to 25% of the underlying shares of our common stock on February 15, 2019, and vests in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date.

(4)

This stock option vested with respect to 25% of the underlying shares of our common stock on February 9, 2018, and vests in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date.

(5)

This stock option vested with respect to 25% of the underlying shares of our common stock on June 15, 2017, and in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date.

(6)	This RSU award vests with respect to 100% of the underlying shares of our common stock on June 15, 2019 subject to continuous service through each such vesting date.
(7)

This RSU award vested with respect to 25% of the underlying shares of our common stock on February 9, 2018 and the remaining shares vest in equal annual installments over a period of three years thereafter, subject to continuous service through each such vesting date.

(8)

This RSU award vested with respect to 25% of the underlying shares of our common stock on June 15, 2017 and the remaining shares vest in equal annual installments over a period of three years thereafter, subject to continuous service through each such vesting date.

(9)

This stock option vested with respect to 25% of the underlying shares of our common stock on May 11, 2017, and vested in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date

(10)	This stock option vests in equal monthly installments over a period of 38 months from May 1, 2016, subject to continuous service through each such vesting date.
(11)

This stock option vested with respect to 25% of the underlying shares of our common stock on February 12, 2017, and vests in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date

(12)

This stock option vested with respect to 25% of the underlying shares of our common stock on April 21, 2016, and vested in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date.

(13)

This stock option vested with respect to 25% of the underlying shares of our common stock on July 30, 2015, and vested in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date.

(14)

This stock option vested with respect to 25% of the underlying shares of our common stock on November 1, 2014, and vested in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date.

(15)

This RSU award 100% vests on June 15, 2022, but accelerates in 50% increments when performance is achieved with respect to and IND submission and manufacturing capacity of the company at a specified volume.

(16)

This RSU award vested with respect to 25% of the underlying shares of our common stock on February 12, 2017 and the remaining shares vest in equal annual installments over a period of three years thereafter, subject to continuous service through each such vesting date.

(17)

This RSU award vested with respect to 25% of the underlying shares of our common stock on April 21, 2016 and the remaining shares vest in equal annual installments over a period of three years thereafter, subject to continuous service through each such vesting date.

(18)

This stock option vested with respect to 25% of the underlying shares of our common stock on September 20, 2017, and vests in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date.

(19)

This stock option vested with respect to 25% of the underlying shares of our common stock on June 1, 2016, and vests in equal monthly installments over a period of 36 months thereafter, subject to continuous service through each such vesting date.

(20)

This RSU award vested with respect to 25% of the underlying shares of our common stock on September 20, 2017 and the remaining shares vest in equal annual installments over a period of three years thereafter, subject to continuous service through each such vesting date.

Narrative to Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End

Employment Arrangements

Leone Patterson

In connection with Ms. Patterson’s appointment as our Chief Financial Officer in June 2016, we entered into an offer letter with Ms. Patterson. The offer letter set forth an annual base salary of $340,000 and eligibility to earn an annual performance bonus targeted at 40% of her base salary. Pursuant to the offer letter, we granted Ms. Patterson an option to purchase 200,000 shares of our common stock and 100,000 restricted stock units, in each case pursuant to the inducement grant exception under Nasdaq Listing Rule 5635(c)(4). The option vested as to 25% of the total shares subject thereto on the first anniversary of the grant date, and the remaining shares vest in equal monthly installments over the 36 months thereafter, subject to continuous service through each vesting date. The restricted stock units vested as to 25% of the total shares subject thereto on the first anniversary of the grant date, and the remaining shares vest in equal annual installments over the three years thereafter. Ms. Patterson’s salary was subsequently increased to $371,280.

In May 2018, Ms. Patterson was appointed as Interim President and Chief Executive Officer in addition to her role as Chief Financial Officer. In June 2018, the Compensation Committee approved a cash retention award of $75,000 per quarter to Ms. Patterson (less all applicable withholdings and deductions), payable each quarter on the first regular payment date for the quarter, provided that Ms. Patterson remains employed as our Interim President and Chief Executive Officer on the relevant payment date and granted to Ms. Patterson 88,496 restricted stock units, such restricted stock units to vest with respect to 100% of the shares on the first anniversary of the grant date, subject to Ms. Patterson’s continued service with us on the vesting date. The restricted stock units are also subject to accelerated vesting in the event that we terminate Ms. Patterson’s employment other than for “cause,” or Ms. Patterson resigns for “good reason,” as such terms are defined in the grant documentation, or upon termination of employment following a sale or change in control of us as may be provided in Ms. Patterson’s Change in Control and Severance Agreement with us.

In October 2018, the Board promoted Ms. Patterson to Chief Executive Officer in addition to her role as Chief Financial Officer. In connection with this promotion, we and Ms. Patterson entered into an amended and restated employment agreement that increased Ms. Patterson’s annual base compensation to $515,000 per year, and terminated the retention bonus payments for her service as interim Chief Executive Officer of $75,000 per quarter, in both cases effective January 1, 2019, and increased Ms. Patterson’s annual target bonus to 55% of base salary (for 2018 only for the portion of the year she served as Interim Chief Executive Officer or Chief Executive Officer, which base salary shall be deemed to include retention bonuses for that portion of the year). Ms. Patterson’s amended and restated employment agreement also provides that during the period in which she serves as our Chief Executive Officer, Ms. Patterson will serve as a member of our Board, subject to re-election by our stockholders. The Compensation Committee also granted Ms. Patterson an option to purchase 150,000 shares of our common stock, vesting as to 25% of the shares one year after the date of grant and monthly thereafter over the next three years.

Ms. Patterson ceased serving as our Chief Financial Officer in April 2019 upon the appointment of Mr. Leung.

Amber Salzman, Ph.D.

In connection with Dr. Salzman’s appointment as President and Chief Operating Officer upon the closing of the Annapurna acquisition in May 2016, we entered into an at-will employment agreement with Dr. Salzman in January 2016. The agreement sets forth an annual base salary of $500,000 and eligibility to earn an annual performance bonus targeted at 45% of base salary. Pursuant to the offer letter, upon the closing of the Annapurna transaction, we granted Dr. Salzman an option to purchase 218,000 shares of our common stock pursuant to the inducement grant exception under Nasdaq Listing Rule 5635(c)(4). The option vested as to 25% of the total shares subject thereto on the first anniversary of the grant date, and the remaining shares vest in equal monthly installments over the 36 months thereafter, subject to continuous service through each vesting date. Dr. Salzman’s employment agreement also provides that she remained entitled to receive the grossed-up tax equalization payments due to her from Annapurna with respect to her service as a French employee in 2014 and 2015. These amounts were paid to Dr. Salzman in full in 2017.

In November 2016, in connection with Dr. Salzman’s appointment as Chief Executive Officer, Dr. Salzman and we entered into an amendment to Dr. Salzman’s offer letter. Pursuant to the amendment, Dr. Salzman’s target bonus amount, for both 2016 and thereafter, was increased to 50% of her base salary earned during such bonus year. In February 2017, the Executive Committee approved increasing Dr. Salzman’s base salary to $520,000, and in February 2018, the Board approved an increase in Dr. Salzman’s base salary to $546,000 and target bonus to 55% of her base salary.

On May 1, 2018, the Board and Dr. Salzman reached the mutual decision that Dr. Salzman would step down as our President and Chief Executive Officer and as a director, effective as of May 3, 2018. Pursuant to the Change in Control and Severance Agreement between us and Dr. Salzman, as described under “Change in Control and Severance Agreements” below, Dr. Salzman became entitled to 12 months of base salary, less all applicable withholdings and deductions, and (ii) up to 12 months of continued healthcare coverage, with such payments to be grossed up for taxes. At that time, we also entered into a Separation and Consulting Agreement with Dr. Salzman pursuant to which Dr. Salzman is consulting for Adverum for a period ending June 30, 2020. All outstanding equity awards previously granted to Dr. Salzman under Adverum’s equity incentive plans continue to vest during the period of such consulting relationship. Dr. Salzman will be entitled to exercise any vested options until expiration of each such vested option in accordance with its terms.

Mehdi Gasmi, Ph.D.

In February 2017, in connection with Dr. Gasmi’s appointment as our Chief Science and Technology Officer, the Executive Committee approved (a) a special bonus of $8,333 per month for January through July 2017 and of $6,667 per month from August to December 2017, (b) Dr. Gasmi’s base salary at $405,000 and (c) Dr. Gasmi’s target bonus for 2017 at 40% of his base salary. Dr. Gasmi’s special bonus arrangement remained in place for the first 2 months of 2018, which totaled $13,667.

In February 2018, the Compensation Committee approved increasing Dr. Gasmi’s base salary to $425,100, with his target bonus remaining at 40% of his base salary.

In June 2018, the Compensation Committee granted to Dr. Gasmi 88,496 restricted stock units, such restricted stock units to vest with respect to 100% of the shares on the fourth anniversary of the grant date, subject to Dr. Gasmi’s continued service with us on the vesting date, and subject further to accelerated vesting with respect to (a) one half of the shares upon Compensation Committee certification of completion of a manufacturing milestone, and (b) one half of the shares upon Compensation Committee certification of completion of a regulatory milestone. The restricted stock units are also subject to accelerated vesting in the event that we terminate Dr. Gasmi’s employment other than for “cause,” or Dr. Gasmi resigns for “good reason,” as such terms are defined in the grant documentation, or upon termination of employment following a sale or change in control of us as may be provided in Dr. Gasmi’s Change in Control and Severance Agreement with us. In October 2018, the Board appointed Dr. Gasmi as our President and Chief Scientific Officer.

Jennifer Cheng, Ph.D., J.D.

In February 2018, the Compensation Committee approved increasing Dr. Cheng’s base salary to $315,000 and target bonus to 30% of her base salary.

In June 2018, the Compensation Committee approved a special cash bonus of $31,500 and granted to Dr. Cheng 11,150 restricted stock units, such restricted stock units to vest with respect to 100% of the shares on the first anniversary of the grant date, subject to Dr. Cheng’s continued service with us on the vesting date. The restricted stock units are also subject to accelerated vesting in the event that we terminate Dr. Cheng’s employment other than for “cause,” or Dr. Cheng resigns for “good reason,” as such terms are defined in the grant documentation, or upon termination of employment following a sale or change in control of us as may be provided in Dr. Cheng’s Change in Control and Severance Agreement with us.

Terms and Conditions of Annual Bonuses

For fiscal year 2018, we adopted a bonus program pursuant to which all of our NEOs were eligible to receive performance-based cash bonuses based on the achievement of certain pre-established performance objectives. The determination of the amount of bonuses paid to these NEOs reflects both achievement of corporate goals and individual performance.

Each NEO’s target bonus opportunity for fiscal year 2018 was expressed as a percentage of base salary. Ms. Patterson’s target bonus opportunity was 40% of her base salary for the portion of 2018 in which she served only as our Chief Financial Officer and 55% of her base salary (which is deemed to include the retention bonuses described above) for the period of 2018 during which she served as Interim Chief Executive Officer or Chief Executive Officer. Dr. Gasmi’s target bonus opportunity was 40% of his base salary. Dr. Cheng’s target bonus opportunity was 30% of her base salary. Our Board or our Compensation Committee, as applicable, has set these target bonus opportunities based on each NEO’s experience in his or her role and the level of responsibility held by each NEO, which our Board or our Compensation Committee, as applicable, believes directly correlates to his or her ability to influence corporate results.

Under our 2018 bonus program, our Board set certain corporate performance objectives for 2018. Each NEO’s bonus amount was further determined based on achievement of individual goals. In calculating each NEO’s achievement of his or her target bonus opportunity, weightings were assigned to achievement of corporate performance objectives and achievement of individual goals. The weighting of corporate goals to individual goals for Ms. Patterson in 2018 was 100% corporate, for Dr. Gasmi was 75% corporate and 25% individual and for Dr. Cheng was 65% corporate and 35% individual.

In February 2019, the Compensation Committee recommended, and the Board approved, that notwithstanding the bonus opportunity provided for in Ms. Patterson’s offer letter, her 2018 bonus would instead be calculated based on a target bonus opportunity of 55% of her total cash compensation for 2018. The weighting of corporate goals to individual goals for Ms. Patterson did not change.

The actual cash bonuses payable under our 2018 bonus program are set forth in the “Summary Compensation Table” above in the column captioned “Non-Equity Incentive Plan Compensation.”

Terms and Conditions of Equity Awards

We offer options to purchase shares of our common stock and RSU awards that may be settled for shares of our common stock to our employees, including our NEOs, as the long-term component of our compensation program. We typically grant stock options to employees when they commence employment with us and may subsequently grant additional options or RSU awards in the discretion of our Compensation Committee or our Board. Our stock options allow employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant.

Generally, our stock options vest as to 25% of the total number of shares subject to the option on the first anniversary of the date of grant and in equal monthly installments over the ensuing 36 months, and our RSU awards vest as to 25% of the total number of shares subject to the award on each anniversary of the grant, in each case subject to the holder’s continued service on each such vesting date. From time to time, equity awards may be awarded using alternate vesting schedules as the Compensation Committee or our Board determines appropriate. Stock options and RSU awards may also be subject to accelerated vesting, as described for our NEOs below.

Annual Equity Grants

In February 2018, we granted stock options to Dr. Salzman, Ms. Patterson, Dr. Gasmi, and Dr. Cheng in the following amounts, and with vesting for each of these awards in accordance with our standard time-based vesting schedule described above:

•	Dr. Salzman: 478,000 shares

•	Ms. Patterson: 160,000 shares

•	Dr. Gasmi: 160,0000 shares

•	Dr. Cheng: 114,000 shares

Change in Control and Severance Agreements

Our NEOs are eligible to receive severance payments and benefits pursuant to change in control and severance agreements each entered into with us.

Leone Patterson

Pursuant to her change in control and severance agreement, in the event of a termination of employment by us without Cause (as defined below) or a Constructive Termination (as defined below) more than three months prior to a change in control or more than 12 months after a change in control, Ms. Patterson will be entitled to (i) 12 months of base salary and (ii) up to 12 months of continued healthcare coverage. In the event of a termination without Cause or a Constructive Termination, in each case, within the period commencing three months prior to a change in control and ending twelve months following a change in control, she will be entitled to (i) an amount equal to the sum of 18 months of base salary and Ms. Patterson’s target annual bonus for the year in which the termination occurs, payable in a lump sum, (ii) up to 18 months of continued healthcare coverage and (iii) the accelerated vesting of all of her outstanding equity awards. The payments and benefits described above are conditioned upon such executive executing and not revoking a release of claims against us.

Amber Salzman, Ph.D.

Pursuant to her change in control and severance agreement, upon termination of Dr. Salzman’s employment with us, Dr. Salzman became entitled to (i) 12 months of base salary, less all applicable withholdings and deductions, and (ii) up to 12 months of continued healthcare coverage, with such payments to be grossed up for taxes.

The actual amounts paid to Dr. Salzman in 2018 pursuant to her Change in Control and Severance Agreement are set forth in the “Summary Compensation Table” above in the column entitled “All Other Compensation.”

Mehdi Gasmi, Ph.D. and Jennifer Cheng, Ph.D., J.D.

Pursuant to their respective change in control and severance agreements, in the event of a termination of employment by us without Cause (as defined below) or Constructive Termination (as defined below) more than three months prior to a change in control or more than twelve months after a change in control, each of Dr. Gasmi and Dr. Cheng will be entitled to nine months of base salary and continued healthcare coverage.

In the event that either Dr. Gasmi or Dr. Cheng is terminated by us without Cause or experiences a Constructive Termination, in each case, within the period commencing three months prior to a change in control and ending on the first anniversary of the change in control, then he or she will be entitled to 12 months of base salary and continued healthcare coverage, a target annual bonus for the year of termination and the accelerated vesting of all outstanding equity awards. The payments and benefits described above are conditioned upon such NEO executing and not revoking a release of claims against us.

For purposes of the change in control and severance agreements, “Cause” is determined in the sole discretion of the Board and means misconduct, including: (i) the executive’s commission or the attempted commission of or participation in any crime involving fraud, dishonesty or moral turpitude that results in (or might have reasonably resulted in) material harm to our business; (ii) intentional and material damage to our property and/or misappropriation of our funds; (iii) conduct that constitutes gross insubordination, incompetence or habitual neglect of duties that results in (or might have reasonably resulted in) material harm to our business that has not been cured within 30 days after written notice from the executive’s immediate supervisor or in the case of the chief executive officer, from the Board; or (iv) material breach of the Proprietary Information Agreement executed by the executive.

For purposes of the change in control and severance agreements, “Constructive Termination” means any of the following actions taken without Cause by us or a successor corporation or entity without the executive’s consent: (i) substantial reduction of the executive’s rate of compensation; (ii) material reduction in the executive’s duties, provided, however, that a change in job position (including a change in title) shall not be deemed a “material reduction” unless the executive’s new duties are substantially reduced from the prior duties; (iii) failure or refusal of a successor to Adverum to assume our obligations under the agreement in the event of a change in control; (iv) relocation of the executive’s principal place of employment or service to a place greater than 50 miles from the executive’s then current principal place of employment or service; (v) the requirement to increase the amount of time per week that the executive provides services to us or (vi) the requirement that the participant cease other employment or consulting engagements, unless such employment and/or consulting engagement results in a conflict with our business.

NON-EMPLOYEE DIRECTOR COMPENSATION

Overview

The Compensation Committee reviews pay levels for non-employee directors each year with assistance from its compensation consultant, Radford, which prepares a comprehensive assessment of our non-employee director compensation program. That assessment includes benchmarking of director compensation against the same peer group used for executive compensation purposes, an update on recent trends in director compensation, and a review of related corporate governance best practices. Following that review, the Board, consistent with the recommendation of the Compensation Committee, has determined the non-employee director compensation program for the ensuing calendar year.

Cash

Since our initial public offering of common stock in 2014, our non-employee director compensation program has provided that each non-employee director receives the following cash compensation for Board and standing committee service, as applicable:

•	$40,000 per year for service as a Board member;

•	$35,000 per year for service as a non-employee Chair of our Board;

•	$20,000 per year for service as chair of the Audit Committee;

•	$15,000 per year for service as chair of the Compensation Committee;

•	$10,000 per year for service as chair of the Nominating and Corporate Governance Committee;

•	$10,000 per year for service as non-chair member of the Audit Committee;

•	$7,500 per year for service as non-chair member of the Compensation Committee; and

•	$5,000 per year for service as non-chair member of the Nominating and Corporate Governance Committee.

Annual cash retainers for service as a non-employee Chair of our Board, chair of a committee or non-chair member of the committee are in addition to the annual cash retainer for service as a Board member. Cash retainers are pro-rated for any partial years of service. We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Options and RSU Awards

Pursuant to our non-employee director compensation program, the non-employee directors receive grants of non-statutory stock options and restricted stock unit (“RSU”) awards under our 2014 Equity Incentive Plan (the “2014 Plan”). For purposes of these awards, a non-employee director is a director who is not employed by us. Pursuant to our non-employee director compensation program, each non-employee director who joins the Board is automatically granted an option to purchase 70,000 shares of our common stock, with the number of shares pro-rated for partial years of service. All initial stock options vest ratably in annual installments over three years of service following the date of grant.

In addition, pursuant to our non-employee director compensation program, on the date of our annual meeting of stockholders, each non-employee director receives an annual equity award under our 2014 Plan of options to purchase shares of our common stock (an “Annual Grant”). In February 2019, the Board amended our non-employee director compensation program to increase the Annual Grant from 35,000 to 45,000 shares. Annual Grants vest in full on the first anniversary of the grant date. All such options have a maximum term of ten years.

Special Committee Compensation

In connection with our formation of a Strategic Corporate Communications Committee of our Board (the “Strategic Corporate Communications Committee”) in February 2018, we approved the grant of an option to purchase 10,000 shares of our common stock to the chair of the Strategic Corporate Communications Committee, Mr. Machado, under the 2014 Plan. Such option vested in full six months after the date of grant.

Total Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board during the year ended December 31, 2018:

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Paul B. Cleveland	75,000	—	148,071	223,071
Eric G. Carter M.D., Ph.D.	52,500	—	148,071	200,571
Mitchell H. Finer, Ph.D.	40,000	—	148,071	188,071
Patrick Machado(4)	67,500	—	190,295	257,795
Richard Spivey, Pharm.D., Ph.D.	75,000	—	148,071	223,071
Thomas Woiwode, Ph.D.	55,000	—	148,071	203,071

(1)

The reported dollar value of the stock awards and option awards is equal to the aggregate grant date fair value, as calculated in accordance with ASC Topic 718, of the RSU awards or options awards granted during 2018. See Note 12 of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for the assumptions used in calculating this amount. Each non-employee director received only one option award during 2018 and, consequently, the fair value of each such award is reflected in the table above.

(2)

As of December 31, 2018, the aggregate number of shares underlying RSU awards outstanding held by the non-employee directors listed above were as follows: Mr. Cleveland 0 shares; Dr. Carter, 32,000 shares; Dr. Finer, 12,077 shares; Mr. Machado, 30,303 shares; Dr. Spivey, 32,051 shares ; and Dr. Woiwode, 12,077 shares.

(3)

As of December 31, 2018, the aggregate number of shares underlying option awards outstanding held by the non-employee directors listed above were as follows: Mr. Cleveland, 1,359,602 shares; Dr. Carter, 104,000 shares; Dr. Finer, 182,850 shares; Mr. Machado, 143,369 shares; Dr. Spivey, 137,663 shares; and Dr. Woiwode, 112,850 shares.

(4)	Includes an option granted to Mr. Machado in connection with his service on the Strategic Corporate Communications Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides certain information as of December 31, 2018, with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders (1)(2)
Options and Warrants	5,183,470	(3)	$5.46	—
Stock Awards	2,297,151		—	—
Subtotal	7,480,621			2,297,513
Equity Compensation Plans Not Approved by Stockholders (4)
Options	1,352,916		$7.33	—
Stock Awards	100,000		—	—
Subtotal	1,452,916
				397,834
Total	8,933,537		$5.84	2,695,347

(1)	Includes the Amended and Restated 2006 Equity Incentive Plan, 2014 Plan and the 2014 Employee Stock Purchase Plan (the “ESPP”).
(2)

The 2014 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the 2014 Plan shall be increased on the first day of each year beginning in 2015 and ending in 2024, equal to the lesser of (A) 4.0% of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board; provided, however, that no more than 10,441,663 shares of stock may be issued upon the exercise of incentive stock options. The ESPP contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the ESPP shall be increased on the first day of each year beginning in 2015 and ending in 2024, equal to the least of (A) 1.0% of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board; provided, however, that no more than 3,000,000 shares of stock may be issued under the ESPP. As of December 31, 2018, a total of 1,331,773 shares remained available for future issuance under the ESPP.

(3)

Excludes shares subject to rights outstanding under the ESPP as the number of shares issuable pursuant to these rights cannot be determined as of December 31, 2018, as it depends on amounts contributed by the holder of the rights and the price of a share of our common stock on the last day of the purchase period.

(4)

Includes options and RSUs granted to Mr. Cleveland, Ms. Salzman, Ms. Patterson and Linda Neuman pursuant to the inducement grant exception under Nasdaq Listing Rule 5635(c)(4) as an inducement that was material to her employment with us. Mr. Cleveland’s option was for 910,000 shares and had a vesting commencement date of December 9, 2015. Dr. Salzman’s option was for 218,000 shares and had a vesting commencement date of May 11, 2016. Ms. Patterson’s option was for 200,000 shares and RSU was for 100,000 shares and each had a vesting commencement date of June 15, 2016. Ms. Neuman’s option was for 92,000 shares and had a vesting commencement date of October 2, 2017. Each option provides for vesting as to 25% of the shares on the first anniversary of the vesting commencement date and vesting of the remaining shares in equal monthly installments over the 36 months thereafter, subject to the person’s continued service through each such vesting date. Also includes the 2017 Inducement Plan adopted by the Board in October 2017. The 2017 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously our employees or directors, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with the company within the meaning of Nasdaq Listing Rule 5635(c)(4). The 2017 Inducement Plan has a share reserve covering 1,600,000 shares of our common stock. If a stock award granted under the 2017 Inducement Plan expires or otherwise terminates without all of the shares covered by the stock award having been issued, or is settled in cash, or shares are withheld to satisfy tax withholding obligations, then the shares of our common stock not acquired or withheld pursuant to the stock award again will become available for subsequent issuance under the 2017 Inducement Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount and percentage of the outstanding shares of our common stock that, according to the information supplied to us, are beneficially owned by (i) each person who is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is currently a director, (iii) each person who is currently an executive officer, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Adverum Biotechnologies, Inc., 1035 O’Brien Drive, Menlo Park, California, 94025. Except for information based on Schedules 13G and 13D, as indicated in the footnotes, beneficial ownership is stated as of March 31, 2019.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 31, 2019 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is based on 63,252,167 shares of our common stock outstanding as of March 31, 2019. Shares of our common stock subject to options that are currently vested or exercisable or that will become vested or exercisable within 60 days after March 31, 2019, as well as RSUs that will vest within 60 days after March 31, 2019, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

	As of March 31, 2019
Name of Beneficial Owner	Total Beneficial Ownership	Percentage of Common Stock Beneficially Owned
5% and Greater Stockholders
Entities affiliated with Versant Ventures IV, LLC(1)	7,062,195	11.2
Entities affiliated with RTW Investments, LP(2)	6,256,840	9.9
Entities affiliated with BlackRock, Inc.(3)	4,443,970	7.0
Entities affiliated with Renaissance Technologies LLC(4)	3,717,767	5.9
The Sonic Fund II, L.P.(5)	3,495,566	5.5
Executive Officers and Directors
Leone Patterson(6)	351,083	*
Mehdi Gasmi, Ph.D.(7)	696,972	1.1
Jennifer Cheng, Ph.D., J.D.(8)	179,001	*
Eric G. Carter, M.D., Ph.D.(9)	74,000	*
Paul B. Cleveland(10)	1,154,371	1.8
Mitchell Finer, Ph.D.(11)	768,818	1.2
Patrick Machado(12)	174,811	*
Richard N. Spivey, Pharm.D., Ph.D.(13)	169,422	*
Thomas Woiwode, Ph.D.(14)	107,826	*
Amber Salzman(15)	911,964	1.4
All directors and current executive officers as a group (9 persons)(16)	3,676,304	5.8%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)

Based on a Schedule 13D filed with the SEC on May 18, 2016 (the “Versant 13D”), Versant Capital IV (Switzerland) GmbH (“Versant Switzerland”) and Versant IV Luxco S.a r.l. (“Versant Luxembourg”) may be deemed to beneficially own 6,660,981 of the shares, Versant Venture Capital IV, L.P. (“Capital IV”) may be deemed to beneficially own 7,001,716 of the shares, and Versant Ventures IV, LLC (“Ventures IV”) may be deemed to beneficially own 7,003,892 of the shares. In addition, Versant Venture Management, LLC (“VVM”) beneficially owns 58,303 of the shares. Each of Versant Switzerland, Versant Luxembourg, Capital IV and Ventures IV have shared voting power and shared dispositive power over the shares they are deemed to beneficially own. Versant Switzerland is wholly owned by Versant Luxembourg. Capital IV is the majority owner of Versant Luxembourg. Ventures IV is the general partner of Capital IV and Versant Side Fund IV, L.P. (together with Capital IV, the “Versant Funds”). Thomas Woiwode, Ph.D. (“Dr. Woiwode”), a member of our Board, together with Brian G. Atwood, Bradley J. Bolzon, Samuel D. Colella, Ross A. Jaffe, William J. Link, Kirk G. Nielsen, Robin L. Praeger, Rebecca B. Robertson and Charles M. Warden, are the managing directors of Ventures IV, and pursuant to internal investment guidelines, all investment actions taken by each of the Versant Funds, Versant Luxembourg and Versant Switzerland require a supermajority decision of the managing directors of Ventures IV. On the basis of such persons’ roles in the decision-making process for Ventures IV, each may be deemed to share voting and investment power over the shares held by the Versant Funds and Versant Switzerland, although each disclaims beneficial ownership of such shares. Robin L. Praeger and Philippe Leclercq are the directors of Versant Luxembourg and on the basis of such persons’ roles in the decision-making process for Versant Luxembourg may be deemed to share voting and investment power over the shares held by Versant Switzerland, although each disclaims beneficial ownership of such shares. Guido Magni, Robin L. Praeger and Dr. Woiwode are the directors of Versant Switzerland and on the basis of such persons’ roles in the decision-making process for Versant Switzerland may be deemed to share voting and investment power over the shares held by Versant Switzerland, although each disclaims beneficial ownership of such shares. Dr. Woiwode is a managing director of VVM and on the basis of his role in the decision-making process for VVM, may be deemed to share voting and investment power over the shares held by VVM, although he disclaims beneficial ownership of such shares. The business address and principal office address of Versant Luxembourg is 5, rue Guillaume Kroll, L-1882, Luxembourg, the business address and principal office address of Versant Switzerland is Aeschenvorstadt 36, 4051 Basel, Switzerland and the business address and principal office address of The Versant Funds and VVM is c/o Versant Ventures, One Sansome Street, Suite 3630, San Francisco, California 94104. The Versant 13D provides information only as of May 11, 2016 and, consequently, the beneficial ownership information identified in the Versant 13D may have changed since May 11, 2016.
(2)

Based on a Schedule 13 G/A filed with the SEC on February 14, 2019 (the “RTW 13G”), RTW Investments, LP and Roderick Wong may be deemed to beneficially own all of the shares, and RTW Master Fund, Ltd. may be deemed to beneficially own 5,213,414 of the shares. Each of RTW Investments, LP, Roderick Wong and RTW Master Fund, Ltd. have shared voting power and shared dispositive power over the shares they are deemed to beneficially own. The shares are held by RTW Master Fund, Ltd. and one or more other funds (together the “Funds”), which are managed by RTW Investments, LP (the “Adviser”). The Adviser, in its capacity as the investment manager of Funds, has the power to vote and the power to direct the disposition of the shares held by the Funds. Accordingly, for the purposes of Reg. Section 240.13d-3, the Adviser may be deemed to beneficially own the shares. Roderick Wong is the Managing Partner of the Adviser. The address of RTW Investments, LP and Roderick Wong is 412 West 15th Street, Floor 9, New York, New York 10011, and the address for RTW Master Fund, Ltd. is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, Georgetown, Grand Cayman KY1-9001, Cayman Islands. The RTW 13G provides information only as of December 31, 2018 and, consequently, the beneficial ownership information identified in the RTW 13G may have changed since December 31, 2018.

(3)

Based on a Schedule 13G filed with the SEC on February 8, 2019 (the “BlackRock 13G”), BlackRock Inc., as a parent holding company or control person, may be deemed to beneficially own all of the shares. BlackRock Inc. has sole voting power over 4,352,602 of the shares and sole dispositive power over all of the shares. The address for BlackRock Inc. is 55 East 52nd Street, New York, NY 10055. The BlackRock 13G provides information only as of December 31, 2018 and, consequently, the beneficial ownership information identified in the BlackRock 13G may have changed since December 31, 2018.

(4)

Based on a Schedule 13G/A filed with the SEC on February 13, 2019 (the “Renaissance 13G”), Renaissance Technologies, LLC and Renaissance Technologies Holdings Corporation may be deemed to beneficially own all of the shares. Each of Renaissance Technologies, LLC and Renaissance Technologies Holdings

Corporation have sole voting power over 3,653,000 of the shares, sole dispositive power over 3,662,541 of the shares, and shared dispositive power over 55,226 of the shares. Renaissance Technologies Holdings Corporation is the majority owner of Renaissance Technologies, LLC. The address for Renaissance Technologies Holdings Corporation and Renaissance Technologies, LLC is 800 Third Avenue, New York, New York 10022. The Renaissance 13G provides information only as of December 31, 2018 and, consequently, the beneficial ownership information identified in the Renaissance 13G may have changed since December 31, 2018.
(5)

Based on a Schedule 13D filed with the SEC on March 21, 2019 (the “Sonic 13D”), The Sonic Fund II, L.P. and Lawrence Kam may be deemed to beneficially own all of the shares. Mr. Kam has sole voting and dispositive power over 144,304 of the shares and may be deemed to have sole voting and dispositive power over an additional 3,050 of the shares. Mr. Kam is the General Partner of The Sonic Fund II, L.P. and may be deemed to have shared voting and dispositive power over the 3,348,212 shares held by The Sonic Fund II, L.P. The address for each of the Sonic Fund II, L.P. and Mr. Kam is 400 Hobron Lane, Suite 3709, Honolulu, HI 96815. The Sonic 13D provides information only as of March 11, 2019 and, consequently, the beneficial ownership information identified in the Sonic 13D may have changed since March 11, 2019.

(6)	Includes 19,834 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(7)	Includes 24,209 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(8)	Includes 9,833 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(9)	Includes 35,000 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(10)	Includes 88,792 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(11)	Includes 53,142 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(12)	Includes 35,000 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(13)	Includes 74,046 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(14)	Includes 52,100 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(15)	Includes 64,640 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of March 31, 2019.
(16)

Consists of the shares held by our current directors and current executive officers, as reported above. Does not include shares held by Aaron Osborne, our chief medical officer, or Thomas Leung, our chief financial officer, as neither was an executive officer as of the date of this table.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

We had no transactions that have occurred since January 1, 2017 and to which we were a party, in which the amount involved exceeded the lesser of $120,000 and one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at any time from January 1, 2017 to the date of this report, had or will have a direct or indirect material interest, other than those already described in this report under the headings “Non-Employee Director Compensation” and “Executive Compensation.”

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had, has or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

As provided by our related party transaction policy, our Audit Committee will be responsible for reviewing and approving in advance the related person transaction and in doing so will consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

INDEPENDENCE OF THE BOARD OF DIRECTORS

Our common stock is listed on The Nasdaq Global Market. Nasdaq Listing Rule 5605 requires that independent directors compose a majority of a listed company’s board of directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Nasdaq Listing Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of the board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Nasdaq Listing Rule 5605(a)(2) also specifies certain categories of persons who will not be considered independent, including employees, family members of executive officers and recipients of compensation from the company in excess of $120,000 during any period of twelve consecutive months within the past three years, subject to certain exceptions. To be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition to satisfying general independence requirements under the Nasdaq Listing Rules, members of the compensation committee must also satisfy additional independence requirements set forth in Nasdaq Listing Rule 5605(d)(2). To be considered independent for purposes of Nasdaq Listing Rule 5605(d)(2), our Board must consider all factors specifically relevant to determining whether a director has a relationship to or with us which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by us to such director; and whether such director is affiliated with us, a subsidiary of our company or an affiliate of a subsidiary of of our company.

In February 2019, our Board undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Dr. Carter, Dr. Finer, Mr. Machado, Dr. Spivey and Dr. Woiwode are independent within the meaning of Rule 5605 of the Nasdaq Listing Rules. Our Board also determined that Mr. Machado, Dr. Spivey and Dr. Woiwode, who compose our Audit Committee, and Dr. Carter, Mr. Machado and Dr. Spivey, who compose our Compensation Committee, satisfy the independence standards for those committees established by applicable SEC rules and Nasdaq Listing Rules.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2017 and 2018, Ernst & Young LLP billed the approximate fees set forth below. All fees described in the table below were pre-approved by the Audit Committee.

	Year Ended December 31,
	2018	2017(1)
Audit Fees(2)	$450,000	$—
Audit-Related Fees(3)	8,100	—
All Other Fees	7,000	—
Total All Fees	$465,100	$—

(1)	Ernst & Young LLP became our independent registered public accounting firm in March 2018.
(2)

This category consists of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

(3)	Amounts reported in this category consist of fees relating to impact of new accounting guidance.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is responsible for reviewing the terms of the proposed engagement of the independent registered public accounting firm for audit or permissible non-audit services and for pre-approving all such engagements. The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by the independent registered public accounting firm. This policy is also reflected in the charter of the Audit Committee and available at investors.adverum.com. In providing any pre-approval, the Audit Committee considers whether the services to be approved are consistent with the SEC’s rules on auditor independence. The Audit Committee has considered the role of Ernst & Young LLP in providing audit and audit-related services to us and has concluded that such services are compatible with Ernst & Young LLP’s role as our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) The following exhibits are included herein or incorporated by reference:

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH

2.1	Acquisition Agreement, dated as of January 29, 2016, by and among Avalanche Biotechnologies, Inc., Annapurna Therapeutics SAS, the Contributors identified therein, and Shareholder Representative Services LLC as the Contributors’ Representative.	001-36579	8-K	February 1, 2016	2.1

2.2	Amendment No. 1 to the Acquisition Agreement, dated as of April 6, 2016.	001-36579	8-K	April 7, 2016	2.1

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2 .

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

4.3	Amended and Restated Investor Rights Agreement, dated as of May 11, 2016, by and between Avalanche Biotechnologies, Inc. and certain of its stockholders.	001-36579	8-K	May 12, 2016	4.1

10.1†	Research Collaboration and License Agreement, dated as of May 1, 2014, by and between Avalanche Biotechnologies, Inc. and Regeneron Pharmaceuticals, Inc.	333-197133	S-1/A	July 29, 2014	10.3

10.2†	Amended and Restated Master Service Agreement by and between Annapurna Therapeutics SAS and Cornell University, effective July 15, 2014.	001-36579	10-Q	August 9, 2016	10.3

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH

10.3†	A1AT Deficiency License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.	001-36579	10-Q	August 9, 2016	10.4

10.4†	HAE License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.	001-36579	10-Q	August 9, 2016	10.5

10.5†	Allergy License Agreement between Annapurna Therapeutics Limited and Cornell University, dated December 15, 2015.	001-36579	10-Q	August 9, 2016	10.6

10.6†	License Agreement between AAVLife and Inserm Transfert, dated July 4, 2014.	001-36579	10-Q	August 9, 2016	10.9

10.7†	Amendment No. 1 to License Agreement between AAVLife and Inserm Transfert, dated October 5, 2015.	001-36579	10-Q	August 9, 2016	10.10

10.8†	Collaboration, Option and License Agreement with Editas Medicine, Inc., dated August 8, 2016.	001-36579	10-Q	November 8, 2016	10.1

10.9†	Amendment to Collaboration, Option and License Agreement with Editas Medicine, Inc., dated January 25, 2018.	001-36579	10-K	March 6, 2018	10.10

10.10(#)	Avalanche Biotechnologies, Inc. Amended and Restated 2006 Equity Incentive Plan.	333-197133	S-1	June 30, 2014	10.4

10.11(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan.	333-197133	S-1/A	July 25, 2014	10.16

10.12(#)	Adverum Biotechnologies, Inc. 2014 Equity Incentive Award Plan, as amended and restated.	001-36579	10-K	March 6, 2019	10.12

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.13(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	333-197133	10-K	March 6, 2018	10.14

10.14(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	333-197133	S-1/A	July 25, 2014	10.18

10.15(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	001-36579	10-K	March 6, 2018	10.16

10.16(#)	Adverum Biotechnologies, Inc. 2014 Employee Stock Purchase Plan, as amended and restated.	001-36579	10-K	March 6, 2019	10.16

10.17(#)	Letter Agreement, dated as of June 3, 2013, by and between Avalanche Biotechnologies, Inc. and Mehdi Gasmi.	333-197133	S-1	June 30, 2014	10.10

10.18(#)	Offer Letter, dated November 19, 2015, by and between Avalanche Biotechnologies, Inc. and Paul Cleveland.	001-36579	8-K	November 20, 2015	10.1

10.19(#)	Offer Letter, dated January 29, 2016, by and between Avalanche Biotechnologies, Inc. and Amber Salzman.	001-36579	8-K	February 1, 2016	10.2

10.20(#)	Change in Control and Severance Agreement, dated January 29, 2016, by and between Amber Salzman and Avalanche Biotechnologies, Inc.	001-36579	8-K	February 1, 2016	10.3

10.21(#)	Offer Letter, dated June 10, 2016, by and between Adverum Biotechnologies, Inc. and Leone Patterson	001-36579	8-K	June 13, 2016	10.1

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.22(#)	Amendment to Offer Letter, dated November 2, 2016, by and between Adverum Biotechnologies, Inc. and Amber Salzman.	001-36579	10-K	March 9, 2017	10.39

10.23(#)	Amendment to Offer Letter, dated November 2, 2016, by and between Adverum Biotechnologies, Inc. and Paul Cleveland.	001-36579	10-K	March 9, 2017	10.40

10.24(#)	Offer Letter, dated June 15, 2017, by and between Adverum Biotechnologies, Inc. and Athena Countouriotis, M.D.	001-36579	8-K	June 20, 2017	10.1

10.25(#)	Offer Letter, dated May 4, 2015, by and between Avalanche Biotechnologies, Inc. and Jennifer Cheng, Ph.D.	001-36579	10-K	March 6, 2018	10.30

10.26	Lease Agreement, dated as of December 20, 2013, by and between Avalanche Biotechnologies, Inc. and O’Brien Drive Portfolio, LLC.		S-1	June 30, 2014	10.11

10.27	First Amendment to Lease, dated August 1, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	001-36579	8-K	September 12, 2014	10.1

10.28	Second Amendment to Lease, dated October 30, 2014, by and between O’Brien Drive Portfolio, LLC and Avalanche Biotechnologies, Inc.	001-36579	8-K	November 4, 2014	10.1

10.29(#)	Form of Indemnification Agreement for directors and executive officers.	333-197133	S-1/A	July 18, 2014	10.12

10.30(#)	2012 Change in Control Benefit Plan.	333-197133	S-1/A	July 18, 2014	10.13

10.31(#)	Form of Change in Control Severance Agreement for executive officers other than the chief executive officer.	001-36579	10-K	March 6, 2018	10.36

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.32(#)	Amendment to the Change in Control and Severance Agreement for Mehdi Gasmi.	001-36579	10-K	March 6, 2019	10.32

10.33(#)	Form of Inducement Stock Option Agreement.	001-36579	8-K	November 20, 2015	10.3

10.34(#)	2017 Inducement Plan, as amended and restated.	001-36579	10-K	March 6, 2019	10.34

10.35(#)	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.2

10.36(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.3

10.37	Sales Agreement, dated as of August 10, 2017, by and between the Adverum Biotechnologies, Inc. and Cowen and Company, LLC.	333-19890	S-3	August 10, 2017	1.2

10.38	Release Agreement, dated as of October 3, 2017, by and between the Company and Steven Schwartz, M.D.	001-36579	10-K	March 8, 2018	10.43

10.39(#)	June 2018 Compensation Actions with Interim Chief Executive Officer and Chief Science and Technology Officer	001-36579	8-K	June 15, 2018	Item 5.02

10.40	Lease dated as of June 28, 2018, between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC	001-36579	10-Q	August 8, 2018	10.2

10.41	June 5, 2018, amendment to Editas Agreement.	001-36579	10-Q	August 8, 2018	10.3

10.42(#)	Non-Employee Director Compensation Arrangements prior to February 14, 2019	001-36579	10-Q	August 8, 2018	10.4

10.43(#)	Amber Salzman Separation Agreement	001-36579	10-Q	November 8, 2018	10.1

10.44(#)	Athena Countouriotis Separation Agreement	001-36579	10-Q	November 8, 2018	10.2

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.45(#)	Change in Compensation of Leone Patterson in connection with promotion to Chief Executive Officer	001-36579	8-K	October 24, 2018	Item 5.02

10.46†	Exclusive License Agreement, between the Company and the Regents of the University of California, dated June 17, 2013	001-36579	10-K	March 6, 2019	10.46

10.47†	License Agreement, between the Company and Virovek, Inc., dated October 12, 2011	001-36579	10-K	March 6, 2019	10.47

10.48(#)	Amended and Restated Offer Letter with Leone Patterson, dated October 24, 2018	001-36579	10-K	March 6, 2019	10.48

10.49(#)	Change in Control and Severance Agreement with Leone Patterson, dated October 24, 2018	001-36579	10-K	March 6, 2019	10.49

10.50(#)	Non-Employee Director Compensation Policy, effective February 14, 2019					X

21.1	List of subsidiaries	001-36579	10-K	March 6, 2018	21.1

23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm	001-36579	10-K	March 6, 2019	23.1

23.2	Consent of Independent Registered Public Accounting Firm	001-36579	10-K	March 6, 2019	23.2

24.1	Power of Attorney	001-36579	10-K	March 6, 2019	24.1

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	001-36579	10-K	March 6, 2019	31.1

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	001-36579	10-K	March 6, 2019	31.2

31.3	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.4	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	001-36579	10-K	March 6, 2019	32.1

101.INS	XBRL Instance Document.	001-36579	10-K	March 6, 2019	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document.	001-36579	10-K	March 6, 2019	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	001-36579	10-K	March 6, 2019	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	001-36579	10-K	March 6, 2019	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	001-36579	10-K	March 6, 2019	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	001-36579	10-K	March 6, 2019	101.PRE

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.
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

ADVERUM BIOTECHNOLOGIES, INC.

Date: April 30, 2019	By:	/s/ Leone Patterson
Leone Patterson
Chief Executive Officer
(Principal Executive Officer)