Form 10-Q
period 2019-03-31
Adverum Biotechnologies, Inc.
filed 2019-05-08
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	ADVM	The Nasdaq Global Market

As of April 30, 2019 there were 63,434,619 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,107	$154,949
Short-term investments	45,381	50,130
Prepaid expenses and other current assets	3,649	3,675
Total current assets	193,137	208,754
Operating lease right-of-use asset	22,592	—
Property and equipment, net	4,145	3,586
Restricted cash	999	999
Deposit and other long-term assets	174	156
Total assets	$221,047	$213,495
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,752	$1,707
Accrued expenses and other current liabilities	5,032	8,784
Lease liability, current portion	3,826	–
Deferred rent, current portion	—	228
Total current liabilities	10,610	10,719
Deferred rent, net of current portion	—	1,366
Lease liability, net of current portion	22,078	—
Other noncurrent liabilities	216	243
Total liabilities	32,904	12,328
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	6	6
Additional paid-in capital	523,923	522,503
Accumulated other comprehensive loss	(754)	(799)
Accumulated deficit	(335,032)	(320,543)
Total stockholders’ equity	188,143	201,167
Total liabilities and stockholders' equity	$221,047	$213,495

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Collaboration and license revenue	$—	$216
Operating expenses:
Research and development	10,131	12,794
General and administrative	5,576	5,368
Total operating expenses	15,707	18,162
Operating loss	(15,707)	(17,946)
Other income, net	1,218	746
Net loss	(14,489)	(17,200)
Other comprehensive loss:
Net unrealized gain on marketable securities	3	17
Foreign currency translation adjustment	42	(75)
Comprehensive loss	$(14,444)	$(17,258)
Net loss per share — basic and diluted	$(0.23)	$(0.30)
Weighted-average common shares used to compute net loss per share - basic and diluted	63,125	57,420

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Stockholders Equity

(Unaudited, in thousands except share data)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPRENHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	Shares	Amount	CAPITAL	(LOSS)/INCOME	DEFICIT	EQUITY

Balance at December 31, 2018	62,965,468	$6	$522,503	$(799)	$(320,543)	$201,167
Stock-based compensation expense	—	—	1,762	—	—	1,762
Issuance of common stock upon exercise of stock options	118,482	—	162	—	—	162
Issuance of common stock upon release of restricted stock units	397,302	—	—	—	—	—
Restricted stock unit withholdings	(145,603)	—	—	—	—	—
Taxes paid for RSUs	—	—	(504)	—	—	(504)
Foreign currency translation adjustments	—	—	—	42	—	42
Unrealized gain on marketable securities, net	—	—	—	3	—	3
Net loss	—	—	—	—	(14,489)	(14,489)
Balance at March 31, 2019	63,335,649	$6	$523,923	$(754)	$(335,032)	$188,143

Balance at December 31, 2017	49,015,339	$5	$439,048	$(963)	$(254,062)	$184,028
Stock-based compensation expense	—	—	3,429	—	—	3,429
Adoption of Topic 606	—	—	—	—	6,146	6,146
Issuance of common stock upon follow-on offerings, net of issuance costs	11,642,128	2	70,189	—	—	70,191
Issuance of common stock upon exercise of stock options	1,361,546	—	308	—	—	308
Issuance of common stock upon release of restricted stock units	328,952	—	—	—	—	—
Restricted stock unit withholdings	(115,593)	—	—	—	—	—
Taxes paid for RSUs	—	—	(801)	—	—	(801)
Foreign currency translation adjustments	—	—	—	(75)	—	(75)
Unrealized gain on marketable securities, net	—	—	—	17	—	17
Net loss	—	—	—	—	(17,200)	(17,200)
Balance at March 31, 2018	62,232,372	$7	$512,173	$(1,021)	$(265,116)	$246,043

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,489)	$(17,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	426	459
Stock-based compensation expense	1,762	3,429
Amortization of premium and accrued interest on marketable securities	(129)	—
Amortization of operating lease right-of-use asset	539	—
Other	40	183
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(91)	818
Other asset	(18)	—
Accounts payable	(136)	(1,046)
Accrued expenses and other current liabilities	(2,363)	107
Deferred revenue	—	292
Deferred rent	—	(26)
Lease liability	1,242	—
Net cash used in operating activities	(13,217)	(12,984)
Cash flows from investing activities:
Purchases of marketable securities	(22,454)	(30,374)
Maturities of marketable securities	27,385	55,973
Purchases of property and equipment	(2,186)	(216)
Net cash provided by investing activities	2,745	25,383
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	—	70,191
Proceeds from issuance of common stock pursuant to option exercises	162	308
Taxes paid related to net share settlement of restricted stock units	(504)	(801)
Proceeds from a financing arrangement	—	100
Repayment of loan	(28)	—
Net cash provided by (used in) financing activities	(370)	69,798
Net increase (decrease) in cash and cash equivalents and restricted cash	(10,842)	82,197
Cash and cash equivalents and restricted cash at beginning of period	155,948	70,519
Cash and cash equivalents and restricted cash at end of period	$145,106	$152,716
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$413	$153

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

March 31, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Adverum Biotechnologies, Inc. (the “Company”) is a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. The Company develops gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. The Company’s core capabilities include clinical development, novel vector discovery, and in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control. Since the Company’s inception, it has devoted its efforts to performing research and development activities, filing patent applications, hiring personnel and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $335.0 million as of March 31, 2019. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations into 2021.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

2. Summary of Significant Accounting Policies

Use of Estimates

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

Recently Adopted Accounting Pronouncements

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For its long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on its condensed consolidated balance sheets. The Company adopted the new standard using the modified retrospective approach and recorded a lease liability of $24.7 million, and a right‑to‑use asset of $23.1 million, and no adjustment to the accumulated deficit. In connection with the lease adoption, the Company also derecognized deferred rent of $1.5 million. The adoption of the new standard did not have an impact on the condensed consolidated statement of operations.

The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to estimate the incremental borrowing rate, management estimated its credit rating, adjusted the credit rating for the nature of the collateral, and benchmarked the borrowing rate against observable yields on comparable securities with a similar term.  As of the adoption date, the Company estimated the incremental borrowing rate to be 8.5%. The Company based the right-of-use asset on the liability adjusted for any prepaid or deferred rent. The Company determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and included it in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

The Company elected the practical expedients permitted under Topic 842, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2019. The Company elected to exclude from its condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real-estate leases.

Share-based payment to nonemployees

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018–07 on January 1, 2019 and the impact of the adoption resulted in lower stock-based compensation of $0.5 million in the three months ended March 31, 2019.

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

The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$43	$—	$—	$43
Level 2:
U.S. government and agency securities	1,795	—	—	1,795
Commercial paper	166,194	3	(34)	166,163
Corporate bonds	16,920	19	—	16,939
Total cash equivalents and short-term investments	184,952	22	(34)	184,940
Less: cash equivalents	(139,585)	—	26	(139,559)
Total short-term investments	$45,367	$22	$(8)	$45,381

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$126	$—	$—	$126
Level 2:
U.S. government and agency securities	25,792	1	(4)	25,789
Commercial paper	147,606	—	—	147,606
Corporate bonds	27,778	5	(17)	27,766
Certificates of deposit	1,420	—	—	1,420
Total cash equivalents and short-term investments	202,722	6	(21)	202,707
Less: cash equivalents	(152,577)	—	—	(152,577)
Total short-term investments	$50,145	$6	$(21)	$50,130

There were no transfers within the hierarchy during the three months ended March 31, 2019 or 2018.

The Company’s marketable securities as of March 31, 2019 mature within one year. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether management has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. Management determined that the gross unrealized losses on the Company’s marketable securities as of March 31, 2019 were temporary in nature. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of March 31, 2019.

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

Under the terms of the agreement, as amended, Editas had until November 2018 to exercise the option with respect to a designated initial indication, which Editas declined to do. With respect to the four other indications, Editas may exercise the option until August 2020, provided that the option will expire on August 2019 if Editas has not exercised one option with respect to any other indication by such date. Upon Editas’ timely exercise of the option with respect to the first additional indication for which Editas timely exercise its options, Editas will pay the Company a $1.5 million fee. Upon each subsequent exercise of the option, Editas will pay the Company a $1.0 million fee per indication. If Editas elects to develop a product using certain of the Company’s proprietary vectors, the Company will be eligible to receive up to $15.5 million in development and commercialization milestone payments for such product, and tiered royalties between the mid-single digits and low teens on net sales of such product, subject to certain adjustments.

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

During the three months ended March 31, 2018, the Company recognized revenue of $0.2 million associated with Editas. The remaining performance obligations for Editas were completed during 2018. During the three months ended March 31, 2019, the Company had no recognized revenue from the Editas collaboration agreement.

5. Leases

In June 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 81,000 square feet located in Redwood City, California. The lease term is 10 years beginning September 2018 through February 2029 with two options to extend the lease term for a period of seven years each. The Company has the right to make tenant improvements, including the addition of laboratory space, with a lease incentive allowance of $8.1 million. The rent payments began on March 1, 2019 with an escalation of rent payments each year after an abatement period. In connection with the lease, the Company has provided the landlord with a letter of credit in the amount of $1.0 million.  The security for the letter of credit of $1.0 million is classified as restricted cash under long term assets on the condensed consolidated balance sheet. The Company also has an operating lease agreement for its Menlo Park office building which expires on May 8, 2020. The Company may extend this lease for up to four years. The lease agreement provides for an escalation of rent payments each year.

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (See Note 2) and recorded right to use assets of $23.1 million and a lease liability of $24.7 million as of January 1, 2019. The estimated incremental borrowing rate used to measure the lease liability is 8.5%.

Rent expense recognized under the operating leases, including additional rent charges for utilities, parking, maintenance, and real estate taxes was for the three months ended March 31, 2019 and 2018 was $1.2 million and $0.3 million, respectively. We recognize rent expense on a straight‑line basis over the lease period.

The undiscounted future non-cancellable lease payments under the Company’s operating leases as of March 31, 2019 is as follows:

Year ending December 31,	(In thousands)
2019 (remaining 9 months)	$2,864
2020	4,221
2021	4,683
2022	4,846
2023	5,016
Thereafter	28,837
Total undiscounted lease payments	50,467
Less: Present value adjustment	(17,444)
Less: Tenant improvement allowance	(7,119)
Total	$25,904

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accrued professional services	$2,434	$2,291
Employee compensation	1,341	2,944
Accrued preclinical, clinical and process development costs	887	1,850
Other	370	1,699
Total accrued expenses and other current liabilities	$5,032	$8,784

7. Commitments and Contingencies

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

There have been no material changes from the legal proceedings described in our annual report on Form 10-K for the period ended December 31, 2018.

8. Equity Incentive Awards

The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2018	6,447	$5.83
Options granted	1,875	3.61
Options exercised	(118)	1.37
Options cancelled	(235)	4.21
Balance at March 31, 2019	7,969	$5.42
Exercisable as of March 31, 2019	3,760	$6.60

Restricted Stock Units (“RSUs”)

The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2018	2,397	$9.23
Granted	240	3.50
Vested and released	(397)	4.72
Forfeited	(511)	4.81
Outstanding at March 31, 2019	1,729	$4.70

Stock-Based Compensation Expense

The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Research and development	$631	$2,378
General and administrative	1,131	1,051
Total stock-based compensation expense	$1,762	$3,429

9. Net Loss per Share

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

The Company excluded approximately 9.9 million and 9.5 million shares of potentially dilutive securities as of March 31, 2019 and 2018, respectively, from the computations of diluted weighted-shares outstanding because their effect would be anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 6, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

Adverum is a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. We develop gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include clinical development, novel vector discovery, and in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control.

We are advancing our lead gene therapy product candidate ADVM-022 for the treatment of wet age-related macular degeneration (“wet AMD”). In September 2018, we received Fast Track designation for ADVM-022 for the treatment of wet AMD from the U.S. Food and Drug Administration (“FDA”).

Our investigational new drug (“IND”) application for ADVM-022 for the treatment of wet AMD became active in August 2018. In November 2018 we dosed the first patient in our Phase 1 OPTIC trial for ADVM-022 in patients with wet AMD. The OPTIC trial is designed to be a multi-center, open-label, Phase 1, dose-escalation safety trial in patients with wet AMD who have demonstrated responsiveness to anti-vascular endothelial growth factor (“anti-VEGF”) treatment. The OPTIC trial is expected to enroll 18 patients to evaluate three doses of ADVM-022 administered as a single intravitreal injection. In April 2019 we announced that we had completed enrollment and dosing of patients (n=6) in the first cohort (6 x 10^11 vg/eye) in the OPTIC trial. The independent data monitoring committee (DMC) determined that enrollment and dosing of patients in the second cohort could proceed. This was based on a review of the preliminary safety data from the first cohort of patients, which showed no serious adverse events (SAEs) or dose-limiting toxicities (DLTs). We plan to report data on the 24-week primary and secondary outcomes from this first cohort of patients at a scientific meeting in the second half of this year.  In early April 2019, we received a notification from the FDA requesting additional chemistry, manufacturing, and controls (“CMC”) information and requirements on the ADVM-022 manufacturing process and placing our IND on clinical hold. We subsequently submitted our response and, should the agency decide to lift the clinical hold, we expect to resume dosing patients in the OPTIC trial. Since there are other ocular indications in which VEGF plays a major role in the pathology and for which there are anti-VEGF approved therapies requiring frequent injections, we are evaluating these other ocular diseases with approved anti-VEGF therapies that we may pursue in the future.

In rare diseases, ADVM‑043 is our investigational gene therapy candidate for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency. Based on data from the ADVANCE trial announced in November 2018, we discontinued the development of ADVM‑043 and are conducting additional preclinical studies to evaluate potential paths forward for development of a product candidate for the treatment of A1AT deficiency. We plan to provide an update on this program mid-year 2019.

We have also been developing ADVM‑053, our preclinical gene therapy product candidate for the treatment of hereditary angioedema (“HAE”). We are reviewing the results from the ADVANCE trial to inform further development of gene therapy candidates for the treatment of systemic rare diseases, including ADVM‑053 for the treatment of HAE, and are conducting additional preclinical studies to evaluate potential paths forward for development of a product candidate for the treatment of HAE. We plan to provide an update on this program mid-year 2019.

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

In June 2018, we signed a lease with an initial 10-year term for a new facility in Redwood City, California which we plan to occupy by year end 2019. This facility will serve as our new corporate headquarters and will include approximately 81,000 square feet of office, laboratory, and process development space. We believe this facility will enable us to increase our process development capabilities to the 1000-liter scale.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, as of March 31, 2019, we had an accumulated deficit of $335.0 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.

We entered into collaboration and license arrangements with Regeneron in May 2014 and Editas in August 2016, which are revenue-generating arrangements. We do not currently have a research plan in place with either company. We currently have no operational clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are currently contracted out to third parties. Additionally, we use third-party clinical research organizations (“CROs”) to carry out our clinical development and we do not have a sales organization.

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

As of March 31, 2019, we had $189.5 million in cash, cash equivalents and short-term investments. We believe that we have sufficient funds to continue our operations into 2021.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.  Except as noted below, there have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K (Annual Report) as filed with the SEC, on March 6, 2019.

Leases

We adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For our long-term operating leases, we recognize a right-of-use asset and a lease liability on our condensed consolidated balance sheet. We determine the lease liability as the present value of future lease payments using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to estimate the incremental borrowing rate, management estimated its credit rating, adjusted the credit rating for the nature of the collateral, and benchmarked the borrowing rate against observable yields on comparable securities with a similar term.  As of the adoption date, we estimated the incremental borrowing rate to be 8.5%. We based the right-of-use asset on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. We based the right-of-use asset on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.

We recognize rent expense for the operating lease on a straight-line basis over the lease term and included it in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

We elected the practical expedients permitted under Topic 842, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of January 1, 2019. We elected to exclude from our condensed consolidated balance sheet recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for our long-term real-estate leases.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands)
Collaboration and license revenue	$—	$216	$(216)
Operating expenses:
Research and development	10,131	12,794	(2,663)
General and administrative	5,576	5,368	208
Total operating expenses	15,707	18,162	(2,455)
Operating loss	(15,707)	(17,946)	2,239
Other income, net	1,218	746	472
Net loss	$(14,489)	$(17,200)	$2,711

Revenue

We did not generate any revenue for the three months ended March 31, 2019. Our revenue for the three months ended March 31, 2018 was related to license and research services under our collaboration agreements with Regeneron and Editas. We adopted Topic 606, effective January 1, 2018.

Research and Development Expense

Research and development expense decreased $2.7 million to $10.1 million for the three months ended March 31, 2019 from $12.8 million for the three months ended March 31, 2018. This overall decrease in research and development expense was primarily due to the impact of discontinuing our product candidate, ADVM‑043 for the treatment of A1AT deficiency, which failed to show sufficient efficacy in the ADVANCE trial, which lowered our costs by $3.3 million and also due to a decrease of stock-based compensation by $1.7 million. This decrease was partially offset primarily by higher costs associated with the OPTIC Phase 1 clinical trial for ADVM-022 for the treatment of wet AMD of $1.1 million, $0.5 million in higher salaries and benefits, and $0.7 million in higher facilities costs related to our new facility.

For the periods presented, our research and development activities are attributable to our rare disease and wet AMD programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy programs and earlier-stage research programs.

General and Administrative Expense

General and administrative expense increased $0.2 million to $5.6 million for the three months ended March 31, 2019 from $5.4 million for the three months ended March 31, 2018. This increase was driven primarily from higher professional services and consulting, facilities costs, and employee compensation and benefits, partially offset by lower severance costs.

We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal and regulatory functions, as well as director and officer insurance premiums and investor relations costs associated with being a public reporting company.

Other Income, Net

The increase of $0.5 million in other income, net was primarily due to higher interest income from our investments in marketable securities as we invested in higher yield securities based on higher average invested balances.

Liquidity and Capital Resources and Plan of Operations

We have not generated positive cash flow or net income from operations since our inception and as of March 31, 2019, we had an accumulated deficit of $335.0 million. As of March 31, 2019, we had $189.5 million in cash, cash equivalents and short-term investments compared to $205.1 million as of December 31, 2018. We believe that our existing cash and cash equivalents as of March 31, 2019 will be sufficient to fund our operations into 2021.

In August 2017, we entered into the 2017 stock offering agreement. Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. In January 2018, we sold a total of 1,419,893 shares of our common stock at market prices under the 2017 stock offering agreement and raised total net proceeds of $5.7 million, after issuance costs. Since then, we have sold no additional shares under the 2017 stock offering agreement. We have sold a total of 6,550,232 shares of our common stock at market prices pursuant to the 2017 stock offering agreement, raising total net proceeds of $22.5 million, after issuance costs.

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

Cash Flows

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(13,217)	$(12,984)
Net cash provided by investing activities	2,745	25,383
Net cash provided by (used in) financing activities	(370)	69,798
Net increase (decrease) in cash and cash equivalents and restricted cash	$(10,842)	$82,197

Cash Used in Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $13.2 million, primarily as a result of the net loss of $14.5 million, partially offset by $2.6 million of non-cash charges primarily related to stock-based compensation expense and depreciation and amortization expense, and $1.4 million of net decrease in operating assets and liabilities, which fluctuate due to timing of expenses and payments.

During the three months ended March 31, 2018, net cash used in operating activities was $13.0 million, primarily as a result of the net loss of $17.2 million, partially offset by $4.1 million of non-cash charges primarily related to stock-based compensation expense and depreciation and amortization expense and $0.1 million of net increase in operating assets and liabilities.

Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 consisted of $27.4 million resulting from the maturities of marketable securities, partially offset by $22.5 million of purchases of marketable securities and $2.2 million of purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2018 consisted of $56.0 million maturities of marketable securities, partially offset by $30.4 million of purchases of marketable securities and $0.2 million of purchases of property and equipment.

Purchases of property and equipment primarily consisted of the leasehold improvements related to the new facility.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for three months ended March 31, 2019 consisted of $0.5 million in taxes paid relating to net share settlement of restricted stock units partially offset by $0.1 million of the net proceeds from the exercises of stock options and repayment of loans.

The net cash provided by financing activities for three months ended March 31, 2018 consisted of $70.2 million of the net proceeds from the sales of our common stock, primarily as a result of our February 2018 follow-on offering of our common stock which raised

$64.5 million in net proceeds, $0.3 million of the proceeds from the exercises of stock options and $0.1 million of the proceeds from our financing arrangement with the Alpha-1 Project, Inc., partially offset by $0.8 million in taxes paid relating to net share settlement of restricted stock units.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adverum have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

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

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. As of March 31, 2019, we had an accumulated deficit of $335.0 million. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2021. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts

As of March 31, 2019, our cash, cash equivalents and short-term investments were approximately $189.5 million. We currently expect this cash, cash equivalents and short-term investments to fund our planned operations into 2021. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials and expected expenses to be incurred in connection with the build out of our new facility, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.

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

Our product candidate, ADVM‑043 for the treatment of A1AT deficiency, failed to show sufficient efficacy in the ADVANCE trial, and was discontinued in 2018. For our lead gene therapy candidate, ADVM‑022, we initiated the OPTIC trial in patients with wet AMD in the fourth quarter of 2018 and have subsequently dosed six patients in the first cohort of the OPTIC trial.  In April 2019, the FDA placed the IND application for ADVM-022 for the treatment of wet AMD on clinical hold and requested certain information and requirements related to CMC.  The clinical hold precludes us from enrolling or dosing additional patients in the OPTIC trial until the hold is lifted.  We have responded to the requests made by the FDA.  However, the agency may not lift the clinical hold promptly, if at all.  If the FDA does not lift the clinical hold or maintains the clinical hold for longer than we expect, our business may be harmed. For our rare disease programs, we are conducting additional preclinical studies to evaluate potential paths forward for development of a product candidate for these programs.

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

Regulatory requirements governing gene and cell therapy products have changed and may continue to change in the future; such as the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules and the modifications to the roles and responsibilities of the Recombinant DNA Advisory Committee (“RAC”). The FDA decides whether individual gene therapy protocols may proceed, and the FDA can put an IND on clinical hold, as the FDA has done with our IND for ADVM-022 for the treatment of wet AMD in April 2019, as described above.

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

From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. For example, although we announced in April 2019 preliminary safety data from the first cohort of patients in our OPTIC trial which showed no SAEs or DLTs, there is no guarantee that SAEs or DLTs will not occur later in our OPTIC trial. As a result, preliminary and interim data should be viewed with caution until the final data from a locked database are available. Material changes in the final data compared to preliminary or interim data, could significantly harm our business prospects, financial condition and results of operations.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Following such time as the FDA lifts the clinical hold on our IND for ADVM-022 for the treatment of wet AMD, if at all, we will be required to identify and enroll a sufficient number of patients with wet AMD for the OPTIC trial for ADVM‑022. We will be required to identify and enroll a sufficient number of patients for any future clinical trials for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates. The incidence of neutralizing antibodies in the population of patients, particularly for rare diseases, is unknown, and may be higher than we expect. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial.

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

Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. Although our vectors do not readily integrate into the patient’s genome and is not known to cause disease in humans, our product candidates do use a viral vector delivery system. Nonetheless, if patients negatively associate our product candidates with the adverse events caused by previous gene therapy products, they may not choose to enroll in our clinical trials, which would have a material adverse effect on our business and operations.

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

During the conduct of preclinical studies and clinical trials, patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates has side effects or causes serious or life-threatening side effects, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.

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

Risks Related to Our Reliance on Third Parties

We will rely on third parties to conduct some preclinical testing and all of our planned clinical trials. If these third parties do not meet our deadlines or otherwise fail to conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct preclinical studies and clinical trials for our product candidates, and, therefore, the timing of the initiation and completion of these studies or trials is controlled by such third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, CROs and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

We may not be able to enter into agreements with these third parties and if we do enter into agreements with these third parties, any of these third parties may not be successful at fulfilling their contractual obligations or may choose to terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If any of these third parties on which we rely do not perform satisfactorily, we will remain responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the study plan and protocols, which we may not be able to do.

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

•

inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an IRB that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the IND or that prohibit us from using some or all of the data in support of our marketing applications;

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

In April 2019 the FDA placed our IND for ADVM-022 for the treatment of wet AMD on clinical hold and requested certain information and requirements related to CMC.  The clinical hold precludes us from enrolling or dosing additional patients in the OPTIC trial until the hold is lifted.  We have responded to the requests made by the FDA. However, the agency may decide not to lift the clinical hold promptly, if at all.  If the FDA maintains the clinical hold for longer than we expect, our business may be harmed.

Product development costs will increase if we have delays in testing or approval of any of our product candidates, such as the clinical hold on our IND for ADVM-022 for the treatment of wet AMD, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of our clinical trials, or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenue will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials, such as the clinical hold on our IND for ADVM-022 for the treatment of wet AMD, may also ultimately lead to the denial of regulatory approval of a product candidate. If we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, such as occurring with the clinical hold on our IND for ADVM-022 for the treatment of wet AMD, or terminated, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

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

We may not be successful in establishing and maintaining development or other strategic collaborations, which could adversely affect our ability to develop and commercialize product candidates and receive potential milestone and/or royalty payments.

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

We had 78 full-time employees as of March 31, 2019. We will need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

If we do not obtain patent term extensions for patents covering our product candidates, our business may be materially harmed.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trial and development programs;
•	addition or termination of clinical trials;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting our product candidates;
•	our execution of any collaborative, licensing or similar arrangements and the timing of payments we may make or receive
•	under these arrangements;
•	nature and terms of stock-based compensation grants; and
•	derivative instruments recorded at fair value.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•	the authorization of the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•	the limitation of the removal of directors by the stockholders;
•	a staggered board of directors;

•	the prohibition of stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting
•	of our stockholders;
•	the elimination of the ability of stockholders to call a special meeting of stockholders;
•	the ability of our board of directors to accelerate the vesting of outstanding option grants, restricted stock units or other
•	equity awards upon certain transactions that result in a change of control; and
•	the establishment of advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and will continue to be an emerging growth company until December 31, 2019. We are also a smaller reporting company. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may continue to be a “smaller reporting company,” which would allow us to continue take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

10.1	Employment Agreement, dated February 27, 2019, with Thomas Leung					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Adverum Biotechnologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2019	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Leone Patterson
Leone Patterson
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Thomas Leung
Thomas Leung
Chief Financial Officer (Principal Financial Officer)