Form 10-Q
period 2019-06-30
Adverum Biotechnologies, Inc.
filed 2019-08-08
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 31, 2019 there were 64,459,232 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,808	$154,949
Short-term investments	79,834	50,130
Prepaid expenses and other current assets	2,919	3,675
Total current assets	180,561	208,754
Operating lease right-of-use asset	22,053	—
Property and equipment, net	6,097	3,586
Restricted cash	999	999
Deposit and other long-term assets	174	156
Total assets	$209,884	$213,495
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$740	$1,707
Accrued expenses and other current liabilities	5,467	8,784
Lease liability, current portion	3,942	–
Deferred rent, current portion	—	228
Total current liabilities	10,149	10,719
Deferred rent, net of current portion	—	1,366
Lease liability, net of current portion	21,804	—
Other noncurrent liabilities	191	243
Total liabilities	32,144	12,328
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	6	6
Additional paid-in capital	528,458	522,503
Accumulated other comprehensive loss	(738)	(799)
Accumulated deficit	(349,986)	(320,543)
Total stockholders’ equity	177,740	201,167
Total liabilities and stockholders' equity	$209,884	$213,495

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Collaboration and license revenue	$—	$493	$—	$709
Operating expenses:
Research and development	8,970	11,217	19,101	24,011
General and administrative	7,132	9,179	12,708	14,547
Total operating expenses	16,102	20,396	31,809	38,558
Operating loss	(16,102)	(19,903)	(31,809)	(37,849)
Other income, net	1,148	1,093	2,366	1,839
Net loss	(14,954)	(18,810)	(29,443)	(36,010)
Other comprehensive loss:
Net unrealized gain on marketable securities	20	59	23	76
Foreign currency translation adjustment	(4)	54	38	(21)
Comprehensive loss	$(14,938)	$(18,697)	$(29,382)	$(35,955)
Net loss per share — basic and diluted	$(0.23)	$(0.30)	$(0.46)	$(0.60)
Weighted-average common shares used to compute net loss per share - basic and diluted	63,740	62,366	63,429	59,907

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss)/Income	Deficit	Equity
Balance at December 31, 2018	62,965,468	$6	$522,503	$(799)	$(320,543)	$201,167
Stock-based compensation expense	—	—	1,762	—	—	1,762
Issuance of common stock upon exercise of stock options	118,482	—	162	—	—	162
Issuance of common stock upon release of restricted stock units	397,302	—	—	—	—	—
Restricted stock surrendered for taxes	(145,603)	—	—	—	—	—
Taxes paid for RSUs	—	—	(504)	—	—	(504)
Foreign currency translation adjustments	—	—	—	42	—	42
Unrealized gain on marketable securities, net	—	—	—	3	—	3
Net loss	—	—	—	—	(14,489)	(14,489)
Balance at March 31, 2019	63,335,649	$6	$523,923	$(754)	$(335,032)	$188,143
Stock-based compensation expense	—	—	2,626	—	—	2,626
Issuance of common stock	20,000	—	134	—	—	134
Issuance of common stock upon exercise of stock options	823,028	—	2,312	—	—	2,312
Common stock issued under employee stock purchase plan	51,112	—	163	—	—	163
Issuance of common stock upon release of restricted stock units	219,704	—	—	—	—	—
Restricted stock surrendered for taxes	(72,516)	—	—	—	—	—
Taxes paid for RSUs	—	—	(700)	—	—	(700)
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Unrealized gain on marketable securities, net	—	—	—	20	—	20
Net loss	—	—	—	—	(14,954)	(14,954)
Balance at June 30, 2019	64,376,977	$6	$528,458	$(738)	$(349,986)	$177,740

Balance at December 31, 2017	49,015,339	$5	$439,048	$(963)	$(254,062)	$184,028
Stock-based compensation expense	—	—	3,429	—	—	3,429
Adoption of Topic 606	—	—	—	—	6,146	6,146
Issuance of common stock upon follow-on offerings, net of issuance costs	11,642,128	2	70,189	—	—	70,191
Issuance of common stock upon exercise of stock options	1,361,546	—	308	—	—	308
Issuance of common stock upon release of restricted stock units	328,952	—	—	—	—	—
Restricted stock surrendered for taxes	(115,593)	—	—	—	—	—
Taxes paid for RSUs	—	—	(801)	—	—	(801)
Foreign currency translation adjustments	—	—	—	(75)	—	(75)
Unrealized gain on marketable securities, net	—	—	—	17	—	17
Net loss	—	—	—	—	(17,200)	(17,200)
Balance at March 31, 2018	62,232,372	$7	$512,173	$(1,021)	$(265,116)	$246,043
Stock-based compensation expense	—	—	5,826	—	—	5,826
Issuance of common stock upon follow-on offerings, net of issuance costs	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	127,554	—	264	—	—	264
Issuance of common stock upon release of restricted stock units	241,764	—	—	—	—	—
Restricted stock surrendered for taxes	(22,873)	(1)	—	—	—	(1)
Taxes paid for RSUs	-	—	(135)	—	—	(135)
Common stock issued under employee stock purchase plan	58,294	—	149	—	—	149
Foreign currency translation adjustments	—	—	—	54	—	54
Unrealized gain on marketable securities, net	—	—	—	59	—	59
Net loss	—	—	—	—	(18,810)	(18,810)
Balance at June 30, 2018	62,637,111	6	518,275	(908)	(283,926)	233,447

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net loss	$(29,443)	$(36,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	846	1,099
Stock-based compensation expense	4,388	9,255
Amortization of premium and accrued interest on marketable securities	(414)	—
Amortization of operating lease right-of-use asset	1,078	—
Other	38	(21)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	589	(113)
Other asset	(18)	—
Accounts payable	(924)	394
Accrued expenses and other current liabilities	(2,029)	1,322
Deferred revenue	—	(201)
Deferred rent	—	(59)
Lease liability	1,084	—
Net cash used in operating activities	(24,805)	(24,334)
Cash flows from investing activities:
Purchases of marketable securities	(70,549)	(46,136)
Maturities of marketable securities	41,385	86,797
Purchases of property and equipment	(4,683)	(382)
Net cash (used in) provided by investing activities	(33,847)	40,279
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	—	70,188
Proceeds from issuance of common stock	134	—
Proceeds from issuance of common stock pursuant to option exercises	2,474	572
Taxes paid related to net share settlement of restricted stock units	(1,204)	(936)
Proceeds from employee stock purchase plan	163	149
Proceeds from a financing arrangement	—	100
Repayment of loan	(56)	(88)
Net cash provided by financing activities	1,511	69,985
Net increase (decrease) in cash and cash equivalents and restricted cash	(57,141)	85,930
Cash and cash equivalents and restricted cash at beginning of period	155,948	70,519
Cash and cash equivalents and restricted cash at end of period	$98,807	$156,449
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$291	$38

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

June 30, 2019

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Adverum Biotechnologies, Inc. (the “Company”) is a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. The Company develops gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. The Company’s core capabilities include clinical development, novel vector discovery, and in‑house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control. Since the Company’s inception, it has devoted its efforts to performing research and development activities, filing patent applications, hiring personnel and raising capital to support these activities.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $350.0 million as of June 30, 2019. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations into 2021.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For its long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on its condensed consolidated balance sheets. The Company adopted the new standard using the modified retrospective approach and recorded a lease liability of $24.7 million, and a right‑to‑use asset of $23.1 million, and made no adjustment to the accumulated deficit. In connection with the adoption of the lease standard, the Company also derecognized deferred rent of $1.5 million. The adoption of Topic 842 did not have an impact on the condensed consolidated statement of operations.

The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to estimate the incremental borrowing rate, management estimated its credit rating, adjusted the credit rating for the nature of the collateral, and benchmarked the borrowing rate against observable yields on comparable securities with a similar term. As of the adoption date, the Company estimated the incremental borrowing rate to be 8.5%. The Company based the right-of-use asset on the liability adjusted for any prepaid or deferred rent. The Company determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included it in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

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

Share-based payment to nonemployees

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“Topic 718”) that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018–07 on January 1, 2019 and the impact of the adoption resulted in lower stock-based compensation of $0.9 million and $1.4 million in the three and six months ended June 30, 2019. Under the new standard, our share-based payment transactions with non-employees have a fixed measurement and are not remeasured over the vesting period.

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

The fair value of Level 1 securities is determined using quoted prices in active markets for identical assets. Level 1 securities consist of highly liquid money market funds. Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. government and agency securities, commercial paper, corporate bond and certificates of deposit are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.

The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$44	$—	$—	$44
Level 2:
U.S. government and agency securities	—	—	—	—
Commercial paper	147,334	7	(22)	147,319
Corporate bonds	25,304	25	(2)	25,327
Total cash equivalents and short-term investments	172,682	32	(24)	172,690
Less: cash equivalents	(92,871)	—	15	(92,856)
Total short-term investments	$79,811	$32	$(9)	$79,834

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$126	$—	$—	$126
Level 2:
U.S. government and agency securities	25,792	1	(4)	25,789
Commercial paper	147,606	—	—	147,606
Corporate bonds	27,778	5	(17)	27,766
Certificates of deposit	1,420	—	—	1,420
Total cash equivalents and short-term investments	202,722	6	(21)	202,707
Less: cash equivalents	(152,577)	—	—	(152,577)
Total short-term investments	$50,145	$6	$(21)	$50,130

There were no transfers within the fair value hierarchy during the three and six months ended June 30, 2019 or 2018.

The Company’s marketable securities as of June 30, 2019 mature within one year. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether management has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. Management determined that the gross unrealized losses on the Company’s marketable securities as of June 30, 2019 were temporary in nature. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of June 30, 2019.

4. Significant Agreements

Editas— In January 2018, the Company entered into an agreement to amend its collaboration, option and license agreement with Editas Medicine, Inc. (“Editas”). The Company originally entered into an agreement with Editas in August 2016 pursuant to which the Company and Editas collaborate on certain studies using AAV vectors in connection with Editas’ genome editing technology and the Company grants to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications.

Under the terms of the agreement, as amended, Editas had until November 2018 to exercise the option with respect to a designated initial indication, which Editas declined to do. With respect to the four other indications, Editas may exercise the option until August 2020, provided that the option will expire on August 8, 2019 if Editas has not exercised one option with respect to any other indication by such date. We have been advised by Editas that it will not exercise an option under the agreement and, as a result, the agreement will terminate on August 8, 2019.

Under Topic 606, the transaction price is $1.5 million, which includes the $1.0 million non-refundable upfront payment for license and research services at contract inception and the one-time, non-refundable cash payment of $0.5 million made by Editas in February 2018 in consideration for extending the agreement. The arrangement provides for additional payments to the Company when certain development and regulatory milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price. The transaction price of $1.5 million was allocated to a single performance obligation: research and development.

During the three and six months ended June 30, 2018, the Company recognized revenue of $0.5 million and $0.7 million associated with Editas. The remaining performance obligations for Editas were completed during 2018. During the three and six months ended June 30, 2019, the Company had no recognized revenue from the Editas collaboration agreement.

5. Leases

In June 2018, the Company entered into an operating lease agreement for new office and laboratory space which consists of approximately 81,000 square feet located in Redwood City, California. The lease term is 10 years beginning September 2018 through February 2029 with two options to extend the lease term for a period of seven years each. The Company has the right to make tenant improvements, including the addition of laboratory space, with a lease incentive allowance of $8.1 million. The rent payments began on March 1, 2019. The lease agreement provides for an escalation of rent payments each year after an abatement period. In connection with the lease, the Company has provided the landlord with a letter of credit in the amount of $1.0 million. The security for the letter of credit of $1.0 million is classified as restricted cash under long term assets on the condensed consolidated balance sheet. The

Company also has an operating lease agreement for its Menlo Park office building which expires on May 8, 2020. The Company may extend this lease for up to four years. The lease agreement provides for an escalation of rent payments each year.

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (See Note 2) and recorded right-of-use assets of $23.1 million and a lease liability of $24.7 million as of January 1, 2019. The estimated incremental borrowing rate used to measure the lease liability is 8.5%.

Rent expense for the three months ended June 30, 2019 and 2018 was $1.7 million, and $0.5 million, respectively, which includes variable lease costs for utilities, parking, maintenance, and real estate taxes. Variable lease expenses for the three months ended June 30, 2019 and 2018 were $0.3 million and $0.2 million, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $3.1 million, and $1.0 million, respectively, including variable lease cost of $0.5 million and $0.5 million, respectively. The Company recognizes rent expense on a straight‑line basis over the lease period.

The undiscounted future non-cancellable lease payments under the Company’s operating leases as of June 30, 2019 is as follows:

Year ending December 31,	(In thousands)
2019 (remaining 6 months)	$2,005
2020	4,221
2021	4,683
2022	4,846
2023	5,016
Thereafter	28,837
Total undiscounted lease payments	49,608
Less: Present value adjustment	(16,743)
Less: Tenant improvement allowance	(7,119)
Total	$25,746

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Computer equipment and software	$670	$646
Laboratory equipment	6,159	5,470
Furniture and fixtures	678	678
Leasehold improvements	1,602	1,602
Construction in progress	4,255	1,612
Total property and equipment	13,364	10,008
Less accumulated depreciation and amortization	(7,267)	(6,422)
Property and equipment, net	$6,097	$3,586

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2019 and 2018 was $0.4 million, and $0.5 million, respectively, and for the six months ended June 30, 2019 and 2018 $0.8 million, and $1.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued professional services	$2,160	$2,291
Employee compensation	1,688	2,944
Accrued preclinical, clinical and process development costs	1,169	1,850
Other	450	1,699
Total accrued expenses and other current liabilities	$5,467	$8,784

7. Commitments and Contingencies

The Company was a party to a master services agreement (“MSA”) with Cornell University (“Cornell”) originally established in August 2014 and amended in December 2015. Under the MSA, Cornell provided assistance in regulatory affairs, overall project management, and parameter development. This MSA included services relating to gene therapy programs directed to A1AT deficiency, HAE and severe allergy. The MSA, as amended, provided for the Company to pay Cornell $13.3 million ratably over four years for these services as services were performed. In December 2016, the Company informed Cornell that the Company decided to terminate the MSA for material breach, effective January 6, 2017. Subsequently, Cornell informed the Company that it disputed the validity of the Company’s termination of the MSA. In June 2019, Cornell and the Company entered into a settlement agreement, as a result of which the Company paid Cornell a $2.0 million settlement payment. There was no current period expense from the settlement, as the estimated costs associated with the termination of the MSA were previously accrued during the year ended December 31, 2017. The Company’s license agreements with Cornell for A1AT deficiency and HAE remain in effect.

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

There have been no material changes from the legal proceedings described in the Company’s annual report on Form 10-K for the period ended December 31, 2018.

8. Equity Incentive Awards

The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2018	6,447	$5.83
Options granted	3,084	4.67
Options exercised	(942)	2.63
Options cancelled	(701)	3.50
Balance at June 30, 2019	7,888	$5.96
Exercisable as of June 30, 2019	3,531	$7.47

Restricted Stock Units (“RSUs”)

The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2018	2,397	$9.23
Granted	240	3.54
Vested and released	(617)	4.89
Forfeited	(740)	4.88
Outstanding at June 30, 2019	1,280	$4.53

Stock-Based Compensation Expense

The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Research and development	$845	$821	$1,477	$3,199
General and administrative	1,781	5,005	2,911	6,056
Total stock-based compensation expense	$2,626	$5,826	$4,388	$9,255

On May 1, 2019, the Chair of the Board of Directors of the Company resigned. In connection with the resignation, the Company approved the modification of stock options to accelerate vesting and to extend the exercise period of certain awards. As a result of the modification, the Company recorded additional stock-based compensation expense of $0.9 million in the three and six months ended June 30, 2019.

9. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. Outstanding stock options, RSUs, rights under the employee stock purchase plan (“ESPP”) and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The Company excluded approximately 9.6 million and 9.0 million shares of potentially dilutive securities as of June 30, 2019 and 2018, respectively, from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

10. Related Party Transactions

In May 2019, the Company entered into a common stock purchase agreement with James Scopa, a member of the Board, and Anne Kenner, as Trustees for the James P. Scopa and Anne E. Kenner Family Trust (the “Trust”), pursuant to which the Trust purchased an aggregate of 20,000 shares of the Company’s common stock at a price of $6.71 per share, for an aggregate cash purchase price of $0.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 6, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

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

We are advancing our lead product candidate ADVM-022, a single intravitreal injection gene therapy, for wet age-related macular degeneration (“wet AMD”) and diabetic retinopathy (“DR”). In September 2018, we received Fast Track designation for ADVM-022 for the treatment of wet AMD from the U.S. Food and Drug Administration (“FDA”).

Our investigational new drug (“IND”) application for ADVM-022 for the treatment of wet AMD became active in August 2018. To advance ADVM-022, we are conducting the OPTIC trial, which is designed to be a multi-center, open-label, Phase 1, dose-ranging safety trial in patients with wet AMD who have demonstrated responsiveness to anti-vascular endothelial growth factor (“anti-VEGF”) treatment.

In November 2018 we dosed the first patient in our Phase 1 OPTIC trial with a single intravitreal injection of ADVM-022. In April 2019 we announced that we had completed enrollment and dosing of patients (n=6) in the first cohort (6 x 10^11 vg/eye) of the OPTIC trial. The independent data monitoring committee (“DMC”) determined that enrollment and dosing of patients in the second cohort at a higher dose (2 x 10^12 vg/eye) could proceed. This was based on a review of the preliminary safety data from the first cohort of patients, which showed no serious adverse events (“SAEs”) or dose-limiting toxicities (“DLTs”).

In May 2019 we announced that, based on the robust preliminary anatomical response observed in the first cohort we would instead dose patients in the second cohort at a lower dose of 2 x 10^11 vg/eye, three times lower than the dose used in the first cohort. In June 2019, we began and have recently completed dosing of patients in the second cohort (n=6). We plan to provide an update on further plans for the OPTIC trial in the fourth quarter of 2019. We plan to present 24-week primary and secondary outcomes from the first cohort of patients in September 2019, and the 24-week data from the second cohort and 52-week data from the first cohort of patients in the OPTIC trial in the first half of 2020.

In April 2019, we received a notification from the FDA requesting additional chemistry, manufacturing, and controls (“CMC”) information and requirements related to the ADVM-022 manufacturing process, placing our IND on clinical hold. We subsequently submitted our response, and in May 2019 the FDA lifted the clinical hold, allowing dose escalation to 2 x 10^12 vg/eye for the second cohort in the OPTIC trial, but maintained the partial clinical hold for dosing patients at this highest dose (6 x 10^12 vg/eye). However, at this time, based on the robust preliminary anatomical response observed in the first cohort of patients, we do not intend to dose at this highest dose. We continue to work with the FDA to resolve the remaining CMC comments.

Beyond wet AMD, there are several additional ocular indications in which VEGF plays a major role in the pathology, including diabetic eye disease and retinal vein occlusion, for which there are approved anti-VEGF therapies requiring frequent injections. We plan to advance ADVM-022 for diabetic retinopathy, a key VEGF-driven cause of vision loss among working-age adults, and intend to file an IND application in the first half of 2020.

Previously, we were developing investigational gene therapy candidates for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency and hereditary angioedema (“HAE”). We have discontinued development of our gene therapy program targeting A1AT deficiency (ADVM-043) and have moved our gene therapy program targeting HAE (ADVM-053) back into early development.

Our partnered programs include vectors we are developing under a collaboration agreement. Our agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”) provides for development of up to eight distinct ocular therapeutic targets, four of which are already identified, including AVA-311 for the treatment of juvenile X-Linked Retinoschisis.

In June 2018, we signed a lease with an initial 10-year term for a new facility in Redwood City, California, which we plan to be able to occupy by year end. This facility will serve as our new corporate headquarters and will include approximately 81,000 square feet of office, laboratory, and process development space. We believe this facility will enable us to increase our process development capabilities to the 1000-liter scale, as we focus on scaling up our manufacturing process to support the product requirements for later-stage development and commercial use.

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2019, we had an accumulated deficit of $350.0 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.

We currently have no operational clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are currently contracted out to third parties. Additionally, we use third-party contract research organizations (“CROs”) to carry out our clinical development and we do not have a sales organization.

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

As of June 30, 2019, we had $177.6 million in cash, cash equivalents and short-term investments. We believe that we have sufficient cash to fund operations into 2021.

Revenue

To date we have not generated any revenue from the sale of our products. In the past we have generated revenue through research, collaboration and license arrangements with strategic partners.

Research and Development Expenses

Conducting a significant amount of research and development is central to our business model. Research and development expenses primarily include personnel-related costs, stock-based compensation expenses, laboratory supplies, consulting costs, external contract research and development expenses, including expenses incurred under agreements with CROs, the cost of acquiring, developing and manufacturing clinical study materials, and overhead expenses, such as rent, equipment depreciation, insurance and utilities.

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

We recognize rent expense for the operating lease on a straight-line basis over the lease term and include rent expense in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)
Collaboration and license revenue	$—	$493	$(493)	$—	$709	$(709)
Operating expenses:
Research and development	8,970	11,217	(2,247)	19,101	24,011	(4,910)
General and administrative	7,132	9,179	(2,047)	12,708	14,547	(1,839)
Total operating expenses	16,102	20,396	(4,294)	31,809	38,558	(6,749)
Operating loss	(16,102)	(19,903)	3,801	(31,809)	(37,849)	6,040
Other income, net	1,148	1,093	55	2,366	1,839	527
Net loss	$(14,954)	$(18,810)	$3,856	$(29,443)	$(36,010)	$6,567

Revenue

We did not generate any revenue for the three and six months ended June 30, 2019. Our revenue for the three and six months ended June 30, 2018 was related to research services provided to Editas under our collaboration agreement with Editas.

Research and Development Expense

Research and development expense decreased $2.2 million to $9.0 million for the three months ended June 30, 2019 from $11.2 million for the three months ended June 30, 2018. This overall decrease in research and development expense was primarily due to reduced activities related to the development of product candidates ADVM-043 and ADVM-053, which lowered our costs by $2.9 million, partially offset primarily by $0.7 million of higher facilities costs related to our new facility.

Research and development expense decreased $4.9 million to $19.1 million for the six months ended June 30, 2019 from $24.0 million for the six months ended June 30, 2018. This overall decrease in research and development expense was primarily due to the impact of reduced activities related to the development of product candidates ADVM-043 and ADVM-053 and pre-clinical research for product candidate ADVM-022, which lowered our costs by $5.5 million and also due to a decrease in compensation and recruiting costs of $1.6 million. These decreases were partially offset primarily by $1.4 million of higher facilities costs related to our new facility and $0.8 million of higher laboratory expenses and clinical trial expense.

For the periods presented, our research and development activities are attributable to our wet AMD and rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy programs and earlier-stage research programs.

General and Administrative Expense

General and administrative expense decreased $2.1 million to $7.1 million for the three months ended June 30, 2019 from $9.2 million for the three months ended June 30, 2018. This reflects a decrease of $3.3 million driven primarily by prior period severance-related expenses, predominantly in stock-based compensation expense as a result of the modification of the vesting and exercisability of stock awards associated with the departure of our previous chief executive officer, partially offset by $1.2 million of higher consulting, professional services, and facilities costs in the current period.

General and administrative expense decreased $1.8 million to $12.7 million for the six months ended June 30, 2019 from $14.5 million for the six months ended June 30, 2018. This reflects a decrease of $3.9 million driven primarily by prior period severance-related expenses discussed above, partially offset by $2.1 million of higher consulting, professional services, facilities and recruiting costs in the current period.

We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal and regulatory functions, as well as director and officer insurance premiums and investor relations costs associated with exiting emerging growth company status.

Other Income, Net

Other income, net remained relatively flat at $1.1 million for the three months ended June 30, 2019 and 2018. The increase of $0.5 million in other income, net for the six months ended June 30, 2019 as compared to 2018 was primarily due to an increase in yield earned from our investments in marketable securities.

Liquidity and Capital Resources

We have not generated positive cash flow or net income from operations since our inception and as of June 30, 2019, we had an accumulated deficit of $350.0 million. As of June 30, 2019, we had $177.6 million in cash, cash equivalents and short-term investments compared to $205.1 million as of December 31, 2018. We believe that our existing cash and cash equivalents as of June 30, 2019 will be sufficient to fund our operations into 2021.

In August 2017, we entered into an at-the-market sales agreement with an agent for the sales of our common stock at market price (the “2017 stock offering agreement”). Under the terms and conditions of the 2017 stock offering agreement, we may offer to sell our common stock for an aggregate offering price of up to $50.0 million through the agent from time to time. We have sold a total of 6,550,232 shares of our common stock at market prices pursuant to the 2017 stock offering agreement, raising total net proceeds of $22.5 million, after issuance costs. This includes 1,419,893 shares of our common stock sold in January 2018 that raised total net proceeds of $5.7 million, after issuance costs. Since January 2018, we have sold no additional shares under the 2017 stock offering agreement. In February 2018, we completed an underwritten public offering for the sale of 10,222,235 shares of our common stock and raised total net proceeds of approximately $64.5 million, after discounts and other issuance costs.

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

Cash Flows

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(24,805)	$(24,334)
Net cash (used in) provided by investing activities	(33,847)	40,279
Net cash provided by financing activities	1,511	69,985
Net (decrease) increase in cash and cash equivalents and restricted cash	$(57,141)	$85,930

Cash Used in Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $24.8 million, primarily as a result of the net loss of $29.4 million, partially offset by $5.9 million of non-cash charges primarily related to stock-based compensation expense and depreciation and amortization expense, and $1.3 million of net decrease in operating assets and liabilities, which fluctuate due to timing of expenses and payments.

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

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 consisted of $29.2 million of net purchases of marketable securities and $4.7 million of purchases of property and equipment.

Purchases of property and equipment primarily consisted of the leasehold improvements related to the new facility.

Net cash provided by investing activities for the six months ended June 30, 2018 consisted of $40.7 million of net maturities of marketable securities, partially offset by $0.4 million of purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for six months ended June 30, 2019 consisted of $2.5 million of the net proceeds from the exercises of stock options, partially offset by $1.2 million in taxes paid relating to net share settlement of restricted stock units and repayment of loans.

Net cash provided by financing activities for six months ended June 30, 2018 consisted of $70.2 million of the net proceeds from the sales of our common stock, $0.7 million of the proceeds from the exercises of stock options and employee stock purchases and $0.1 million of the proceeds from our financing arrangement with the Alpha-1 Project, Inc., partially offset by $0.9 million in taxes paid relating to net share settlement of restricted stock units and $0.1 million repayment of our Banque Publique d’Investissement  loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective at the reasonable assurance level, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. As of June 30, 2019, we had an accumulated deficit of $350.0 million. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2021. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts

As of June 30, 2019, our cash, cash equivalents and short-term investments were approximately $177.6 million. We currently expect this cash, cash equivalents and short-term investments to fund our planned operations into 2021. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials and expected expenses to be incurred in connection with the build out of our new facility, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.

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

If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to commercialize our product candidates, which would materially and adversely affect our business, financial condition, results of operations and prospects.

For our lead gene therapy candidate, ADVM‑022, we initiated the OPTIC trial in patients with wet AMD in the fourth quarter of 2018 and completed dosing patients in the first cohort. In April 2019, the FDA placed our IND application for ADVM-022 for the treatment of wet AMD on clinical hold and requested certain information and requirements related to CMC. We subsequently responded to the FDA, and in May 2019, the FDA lifted the clinical hold, allowing dose escalation to 2 x 10^12 vg/eye for the second cohort in the OPTIC trial. However, the OPTIC trial remains on partial clinical hold for dosing patients in the third cohort, with the highest dose of 6 x 10^12 vg/eye. Given the preliminary robust anatomical response we have seen from patients in the first cohort, we have commenced and completed dosing patients in the second cohort with a lower dose of 2 x 10^11 vg/eye. We do not currently intend to dose patients at 6 x 10^12 vg/eye, but should we need to, there is no guarantee that the FDA will lift the partial hold promptly, if at all. Further, the FDA made additional CMC requirements that remain to be resolved in order to advance the clinical development of ADVM-022 for the treatment of wet AMD. If we are unable to respond to these requirements to the FDA’s satisfaction and within the timeframe we expect, the FDA may reimpose a clinical hold and our business may be harmed.

Our product candidate, ADVM‑043 for the treatment of A1AT deficiency, demonstrated safety but failed to show sufficient efficacy in the ADVANCE trial, and was discontinued in 2018. We have discontinued development of our gene therapy program targeting A1AT deficiency and have moved our gene therapy program targeting HAE back into early development.

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

Regulatory requirements governing gene and cell therapy products have changed and may continue to change in the future; such as the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules and the modifications to the roles and responsibilities of the Recombinant DNA Advisory Committee (“RAC”). The FDA decides whether individual gene therapy protocols may proceed, and the FDA can put an IND on clinical hold, as the FDA did with our IND for ADVM-022 for the treatment of wet AMD in April 2019, as described above.

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

These regulatory review committees and advisory groups and the guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we may be required to consult with these regulatory and advisory groups and comply with applicable guidelines or recommendations. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs incurred in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

Drug development has inherent risk. Few of our product candidates and proprietary viral vectors have been evaluated in clinical trials in patients. Our lead product candidate, ADVM‑022 for the treatment of wet AMD, uses a proprietary vector with an unknown safety profile in humans and may experience unexpected results in clinical trials in the future. Additionally, during the fourth quarter of 2018 we decided to discontinue the development of our ADVM-043 product candidate, which was associated with the ADVANCE trial.

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

From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. For example, although we announced in April 2019 preliminary safety data from the first cohort of patients in our OPTIC trial which showed no SAEs or DLTs, there is no guarantee that SAEs or DLTs will not occur later in our OPTIC trial. As a result, preliminary and interim data should be viewed with caution until the final data from a locked database are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects, financial condition and results of operations.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of patients with wet AMD for the OPTIC trial for ADVM‑022, and we will be required to identify and enroll a sufficient number of patients for any future clinical trials for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates. The incidence of neutralizing antibodies in the population of patients, particularly for rare diseases, is unknown, and may be higher than we expect. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial.

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

Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. Although our vectors do not readily integrate into the patient’s genome and are not known to cause disease in humans, our product candidates do use a viral vector delivery system. Nonetheless, if patients negatively associate our product candidates with the adverse events caused by previous gene therapy products, they may not choose to enroll in our clinical trials, which would have a material adverse effect on our business and operations.

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

In April 2019, the FDA placed our IND application for ADVM-022 for the treatment of wet AMD on clinical hold and requested certain information and requirements related to CMC. We subsequently responded to the FDA, and in May 2019, the FDA lifted the clinical hold, allowing dose escalation to 2 x 10^12 vg/eye for the second cohort in the OPTIC trial. However, the OPTIC trial remains on partial clinical hold for dosing patients in the third cohort, with the highest dose of 6 x 10^12 vg/eye. Given the preliminary robust anatomical response we have seen from patients in the first cohort, we have commenced and completed dosing of patients in the second cohort with a lower dose of 2 x 10^11 vg/eye. We do not currently intend to dose patients at 6 x 10^12 vg/eye, but should we need to, there is no guarantee that the FDA will lift the partial hold promptly, if at all. Further, the FDA made additional CMC requirements that remain to be resolved in order to advance the clinical development of ADVM-022. If we are unable to respond to these requirements to the FDA’s satisfaction and within the timeframe we expect, the FDA may reimpose a clinical hold and our business may be harmed. Further, the FDA made additional CMC requirements that remain to be resolved. If we are unable to respond to these requirements to the FDA’s satisfaction and within the timeframe we expect, the FDA may reimpose a clinical hold and our business may be harmed.

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

If the market for the treatment of wet AMD, or any other indication we seek to treat is smaller than we believe it is, our future revenue may be adversely affected, and our business may suffer.

We are advancing the development of ADVM‑022 for the treatment of wet AMD, a disease we believe to be the most common cause of vision loss in adults over the age of 50 in developed countries. If the size of the market for wet AMD or any other indication we seek to treat is smaller than we anticipate (including in our rare disease programs), we may not be able to achieve profitability and growth. Our projections of the number of people who have wet AMD and other indications, as well as the subset of people with the disease who have the potential to benefit from treatment with ADVM‑022 or other future product candidates, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages as we continue to enroll patients in the OPTIC trial of ADVM‑022 for the treatment of wet AMD, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, some patients with wet AMD have neutralizing antibodies at titer levels that may prevent them from benefiting from ADVM‑022. If this patient population is larger than we estimate, the market for ADVM‑022 may be smaller than we anticipate, and our future revenue may be adversely affected. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates for other reasons, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

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

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payers for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Reimbursement by a third-party payer may depend upon a number of factors including the third-party payer’s determination that use of a product candidate is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient; and
•	cost-effective;

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has

considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, in December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act-qualified health plans and health insurance issuers under the Affordable Care Act adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act.

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

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is implementing others under its existing authority. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We may not be successful in establishing and maintaining development or other strategic collaborations, which could adversely affect our ability to develop and commercialize product candidates and receive milestone and/or royalty payments.

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

Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, Lucentis® and EYLEA are currently available in the U.S. for treatment of wet AMD, diabetic macular edema, macular edema secondary to retinal vein occlusion and diabetic retinopathy. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our potential competitors in these diseases may be developing novel therapies that may be safer or more effective than our product candidates. For example, if we continue clinical development of, and seek to commercialize, ADVM‑022 for the treatment of wet AMD, it will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules, long acting delivery devices, and gene therapy. Lucentis and EYLEA are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including Allergan, Bayer, Hoffmann-La Roche Ltd., Novartis, and Regeneron.

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

We had 73 full-time employees as of June 30, 2019. We will need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Among other matters, Trade Laws prohibit companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, provide, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else or anything of value to or from recipients in the public or private sector. Violations of Trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax assessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and/or obtain necessary permits, licenses, registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

In June 2018, we entered into a lease for a building located in Redwood City, California, which we plan to be able to occupy by year end. This facility will serve as our new corporate headquarters and will include approximately 81,000 square feet of office, development, and research laboratory space. We believe this facility will enable us to increase our process development capabilities to the 1000-liter scale. There can be no assurance that the cost of building out this space will not be significantly more than we expect, or that the functionality of this space will be as we expect. Additionally, since we are not developing this space for clinical or commercial manufacturing production, we will continue to rely upon our limited number of suppliers to manufacture of our gene therapy products for clinical trials and if they are approved.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), our management is required to report upon the effectiveness of our internal control over financial reporting. Beginning with our next Annual Report on Form 10-K, to be filed in 2020, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting, and the related report will also be required to be included in our annual reports filed with the SEC. Sarbanes-Oxley Section 404 compliance requirements are complex and require significant documentation, testing, and possible remediation. If we or our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed above and others such as:

•	our ability to enroll and dose patients in any clinical trials that are on-going, or we that plan to conduct in the future;
•	our ability to obtain regulatory approvals for our product candidates and delays or failure to obtain such approvals;
•	our plans to conduct additional preclinical studies to determine the best gene therapy candidates to advance in development;
•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the U.S. and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	failure to maintain our existing third-party license and collaboration agreements;
•	delays in manufacturing adequate supply of our product candidates;
•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business, results of operations and financial condition. In addition, Sarbanes-Oxley, as well as rules adopted by the SEC and The Nasdaq Global Market that implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us beginning in 2020. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Under the federal income tax law, federal NOLs for approximately $43.0 million incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating NOLs is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. In connection with our acquisition of Annapurna in May 2016, we determined that certain NOLs and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs and research and development tax credits from our deferred tax assets. In addition, we may have experienced an ownership change as a result of the February 2018 underwritten public offering of our common stock, and may in the future experience ownership changes future offerings or other changes in the ownership of our stock. As a result, the amount of the NOLs and research and credit carryforwards presented in our financial statements could be limited and may expire unutilized.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2019, we entered into a common stock purchase agreement with James Scopa, a member of our Board, and Anne Kenner, as Trustees for the James P. Scopa and Anne E. Kenner Family Trust (the “Trust”), pursuant to which the Trust purchased an aggregate of 20,000 shares of our common stock at a price of $6.71 per share, for an aggregate cash purchase price of $134,200. The shares of common stock were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

10.1	Cooperation Agreement, dated as of May 1, 2019, among Adverum Biotechnologies, Inc., The Sonic Fund II, L.P. and Lawrence Kam	001-36579	8-K	May 2, 2019	10.1

10.2	Separation Letter, dated May 1, 2019, between Adverum Biotechnologies, Inc. and Paul Cleveland					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: August 8, 2019	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Leone Patterson
Leone Patterson
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Thomas Leung
Thomas Leung
Chief Financial Officer (Principal Financial Officer)