Form 10-Q
period 2019-09-30
Adverum Biotechnologies, Inc.
filed 2019-11-07
CIK 1501756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, there were 64,588,046 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$73,171	$154,949
Short-term investments	88,814	50,130
Prepaid expenses and other current assets	5,617	3,675
Total current assets	167,602	208,754
Operating lease right-of-use asset	21,511	—
Property and equipment, net	15,249	3,586
Restricted cash	999	999
Deposit and other long-term assets	164	156
Total assets	$205,525	$213,495
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,382	$1,707
Accrued expenses and other current liabilities	10,320	8,784
Lease liability, current portion	4,044	—
Deferred rent, current portion	—	228
Total current liabilities	17,746	10,719
Deferred rent, net of current portion	—	1,366
Lease liability, net of current portion	23,380	—
Other noncurrent liabilities	185	243
Total liabilities	41,311	12,328
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	7	6
Additional paid-in capital	531,056	522,503
Accumulated other comprehensive loss	(745)	(799)
Accumulated deficit	(366,104)	(320,543)
Total stockholders’ equity	164,214	201,167
Total liabilities and stockholders' equity	$205,525	$213,495

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Collaboration and license revenue	$250	$833	$250	$1,542
Total revenue
Operating expenses:
Research and development	9,944	14,480	29,045	38,491
General and administrative	7,389	4,826	20,097	19,373
Impairment of intangible asset	—	5,000	—	5,000
Total operating expenses	17,333	24,306	49,142	62,864
Operating loss	(17,083)	(23,473)	(48,892)	(61,322)
Other income, net	965	1,265	3,331	3,104
Net loss before income tax benefit	(16,118)	(22,208)	(45,561)	(58,218)
Income tax benefit	—	1,250	—	1,250
Net loss	(16,118)	(20,958)	(45,561)	(56,968)
Other comprehensive loss:
Net unrealized gain on marketable securities	4	53	27	129
Foreign currency translation adjustment	(11)	—	27	(21)
Comprehensive loss	$(16,125)	$(20,905)	$(45,507)	$(56,860)
Net loss per share — basic and diluted	$(0.25)	$(0.34)	$(0.71)	$(0.94)
Weighted-average common shares used to compute net loss per share - basic and diluted	64,484	62,454	63,764	60,856

See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss)/Income	Deficit	Equity
Balance at December 31, 2018	62,965,468	$6	$522,503	$(799)	$(320,543)	$201,167
Stock-based compensation expense	—	—	1,762	—	—	1,762
Issuance of common stock upon exercise of stock options	118,482	—	162	—	—	162
Issuance of common stock upon release of restricted stock units	397,302	—	—	—	—	—
Restricted stock surrendered for taxes	(145,603)	—	—	—	—	—
Taxes paid for RSUs	—	—	(504)	—	—	(504)
Foreign currency translation adjustments	—	—	—	42	—	42
Unrealized gain on marketable securities, net	—	—	—	3	—	3
Net loss	—	—	—	—	(14,489)	(14,489)
Balance at March 31, 2019	63,335,649	6	523,923	(754)	(335,032)	188,143
Stock-based compensation expense	—	—	2,626	—	—	2,626
Issuance of common stock	20,000	—	134	—	—	134
Issuance of common stock upon exercise of stock options	823,028	—	2,312	—	—	2,312
Common stock issued under employee stock purchase plan	51,112	—	163	—	—	163
Issuance of common stock upon release of restricted stock units	219,704	—	—	—	—	—
Restricted stock surrendered for taxes	(72,516)	—	—	—	—	—
Taxes paid for RSUs	—	—	(700)	—	—	(700)
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Unrealized gain on marketable securities, net	—	—	—	20	—	20
Net loss	—	—	—	—	(14,954)	(14,954)
Balance at June 30, 2019	64,376,977	6	528,458	(738)	(349,986)	177,740
Stock-based compensation expense	—	—	2,661	—	—	2,661
Issuance of common stock upon exercise of stock options	191,371	1	144	—	—	145
Issuance of common stock upon release of restricted stock units	27,350	—	—	—	—	—
Restricted stock surrendered for taxes	(14,160)	—	—	—	—	—
Taxes paid for RSUs	—	—	(207)	—	—	(207)
Foreign currency translation adjustments	—	—	—	(11)	—	(11)
Unrealized gain on marketable securities, net	—	—	—	4	—	4
Net loss	—	—	—	—	(16,118)	(16,118)
Balance at September 30, 2019	64,581,538	$7	$531,056	$(745)	$(366,104)	$164,214

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - continued

(In thousands except share data)

Unaudited

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss)/Income	Deficit	Equity
Balance at December 31, 2017	49,015,339	$5	$439,048	$(963)	$(254,062)	$184,028
Stock-based compensation expense	—	—	3,429	—	—	3,429
Adoption of Topic 606	—	—	—	—	6,146	6,146
Issuance of common stock upon follow-on offerings, net of issuance costs	11,642,128	2	70,189	—	—	70,191
Issuance of common stock upon exercise of stock options	1,361,546	—	308	—	—	308
Issuance of common stock upon release of restricted stock units	328,952	—	—	—	—	—
Restricted stock surrendered for taxes	(115,593)	—	—	—	—	—
Taxes paid for RSUs	—	—	(801)	—	—	(801)
Foreign currency translation adjustments	—	—	—	(75)	—	(75)
Unrealized gain on marketable securities, net	—	—	—	17	—	17
Net loss	—	—	—	—	(17,200)	(17,200)
Balance at March 31, 2018	62,232,372	7	512,173	(1,021)	(265,116)	246,043
Stock-based compensation expense	—	—	5,826	—	—	5,826
Issuance of common stock upon follow-on offerings, net of issuance costs	—	—	(2)	—	—	(2)
Issuance of common stock upon exercise of stock options	127,554	—	264	—	—	264
Issuance of common stock upon release of restricted stock units	241,764	—	—	—	—	—
Restricted stock surrendered for taxes	(22,873)	(1)	—	—	—	(1)
Taxes paid for RSUs	-	—	(135)	—	—	(135)
Common stock issued under employee stock purchase plan	58,294	—	149	—	—	149
Foreign currency translation adjustments	—	—	—	54	—	54
Unrealized gain on marketable securities, net	—	—	—	59	—	59
Net loss	—	—	—	—	(18,810)	(18,810)
Balance at June 30, 2018	62,637,111	6	518,275	(908)	(283,926)	233,447
Stock-based compensation expense	—	—	2,995	—	—	2,995
Issuance of common stock upon follow-on offerings, net of issuance costs	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	107,037	—	115	—	—	115
Issuance of common stock upon release of restricted stock units	101,250	—	—	—	—	—
Restricted stock unit withholdings	(18,982)	—	—	—	—	—
Taxes paid for RSUs	—	—	(101)	—	—	(101)
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized gain on marketable securities, net	—	—	—	53	—	53
Net loss	—	—	—	—	(20,958)	(20,958)
Balance at September 30, 2018	62,826,416	$6	$521,286	$(855)	$(304,884)	$215,553

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

Unaudited

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(45,561)	$(56,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,219	1,361
Stock-based compensation expense	7,049	12,250
Amortization of premium and accrued interest on marketable securities	(813)	199
Impairment of intangible asset	—	5,000
Amortization of operating lease right-of-use asset	1,620	—
Other	46	(15)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,868)	(1,518)
Accounts payable	(680)	5
Accrued expenses and other current liabilities	1,891	353
Deferred revenue	—	(884)
Deferred rent	—	233
Lease liability	2,762	—
Deferred tax liability	—	(1,250)
Net cash used in operating activities	(34,335)	(41,234)
Cash flows from investing activities:
Purchases of marketable securities	(133,144)	(55,924)
Maturities of marketable securities	95,155	117,993
Purchases of property and equipment	(10,874)	(652)
Net cash (used in) provided by investing activities	(48,863)	61,417

Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	—	70,189
Proceeds from issuance of common stock	134	—
Proceeds from issuance of common stock pursuant to option exercises	2,618	687
Taxes paid related to net share settlement of restricted stock units	(1,411)	(1,037)
Proceeds from employee stock purchase plan	163	149
Proceeds from a financing arrangement	—	100
Repayment of loan	(84)	(118)
Net cash provided by financing activities	1,420	69,970
Net increase (decrease) in cash and cash equivalents and restricted cash	(81,778)	90,153
Cash and cash equivalents and restricted cash at beginning of period	155,948	70,519
Cash and cash equivalents and restricted cash at end of period	$74,170	$160,672
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$3,625	$278

See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.

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

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $366.1 million as of September 30, 2019. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations into 2021.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

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

Share-based payment to nonemployees

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“Topic 718”) that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018–07 on January 1, 2019 and the impact of the adoption resulted in lower stock-based compensation of $1.4 million in the nine months ended September 30, 2019. Under the new standard, our share-based payment transactions with non-employees have a fixed measurement and are not remeasured over the vesting period.

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

The following is a summary of the Company’s cash equivalents and short-term investments:

	September 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$145	$—	$—	$145
Level 2:
U.S. government and agency securities	31,704	7	(1)	31,710
Commercial paper	103,129	2	(6)	103,125
Corporate bonds	23,844	11	(1)	23,854
Total cash equivalents and short-term investments	158,822	20	(8)	158,834
Less: cash equivalents	(70,023)	(1)	4	(70,020)
Total short-term investments	$88,799	$19	$(4)	$88,814

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$126	$—	$—	$126
Level 2:
U.S. government and agency securities	25,792	1	(4)	25,789
Commercial paper	147,606	—	—	147,606
Corporate bonds	27,778	5	(17)	27,766
Certificates of deposit	1,420	—	—	1,420
Total cash equivalents and short-term investments	202,722	6	(21)	202,707
Less: cash equivalents	(152,577)	—	—	(152,577)
Total short-term investments	$50,145	$6	$(21)	$50,130

There were no transfers within the fair value hierarchy during the three and nine months ended September 30, 2019 or 2018.

The Company’s marketable securities as of September 30, 2019 mature within one year. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether management has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. Management determined that the gross unrealized losses on the Company’s marketable securities as of September 30, 2019 were temporary in nature. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of September 30, 2019.

4. Significant Agreements

Editas— In January 2018, the Company entered into an agreement to amend its collaboration, option and license agreement with Editas Medicine, Inc. (“Editas”). The Company originally entered into an agreement with Editas in August 2016 pursuant to which the Company and Editas collaborated on certain studies using AAV vectors in connection with Editas’ genome editing technology and the Company granted to Editas an exclusive option to obtain certain exclusive rights to use the Company’s proprietary vectors in up to five ophthalmic indications.

Under the terms of the agreement, as amended, Editas had until November 2018 to exercise the option with respect to a designated initial indication, which Editas declined to do. With respect to the four other indications, Editas had until August 2019 to exercise the option, otherwise all options would expire. Editas did not exercise the option, and the agreement terminated on August 8, 2019.

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

During the three and nine months ended September 30, 2018, the Company recognized revenue of $0.5 million and $0.7 million associated with Editas. The remaining performance obligations for Editas were completed during 2018. During the three and nine months ended September 30, 2019, the Company had no recognized revenue from the Editas collaboration agreement.

GenSight - In February 2014, the Company entered into an agreement with GenSight Biologics, S.A, in which the Company granted GenSight a non-exclusive license to its proprietary AAV.7m8 vector to develop gene therapy products to deliver certain therapeutic transgenes. Under the agreement, the Company is eligible to receive development, regulatory and commercial milestones. Also, the Company is eligible to receive low to mid-single digit royalties on sales of GenSight’s licensed products. During the three and nine month ended September 30, 2019, GenSight achieved a clinical development milestone pursuant to the agreement. This milestone was previously constrained under Topic 606. The Company earned a $250,000 milestone payment, which was recognized as revenue in the condensed consolidated statement of operations and comprehensive loss for the three and nine month ended September 30, 2019.

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

Rent expense for the three months ended September 30, 2019 and 2018 was $1.7 million, and $0.8 million, respectively, which includes variable lease costs for utilities, parking, maintenance, and real estate taxes. Variable lease expenses for the three months ended September 30, 2019 and 2018 were $0.4 million and $0.2 million, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $4.8 million, and $1.8 million, respectively, including variable lease cost of $0.9 million and $0.7 million, respectively. The Company recognizes rent expense on a straight‑line basis over the lease period.

The undiscounted future non-cancellable lease payments under the Company’s operating leases as of September 30, 2019 is as follows:

Year ending December 31,	(In thousands)
2019 (remaining 3 months)	$1,142
2020	4,221
2021	4,683
2022	4,846
2023	5,016
Thereafter	28,837
Total undiscounted lease payments	48,745
Less: Present value adjustment	(16,046)
Less: Tenant improvement allowance	(5,275)
Total	$27,424

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Computer equipment and software	$697	$646
Laboratory equipment	6,170	5,470
Furniture and fixtures	678	678
Leasehold improvements	1,602	1,602
Construction in progress	13,735	1,612
Total property and equipment	22,882	10,008
Less accumulated depreciation and amortization	(7,633)	(6,422)
Property and equipment, net	$15,249	$3,586

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2019 and 2018 was $0.4 million, and $0.4 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $1.2 million, and $1.4 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued professional services	$4,623	$2,291
Employee compensation	3,037	2,944
Accrued preclinical, clinical and process development costs	1,248	1,850
Other	1,412	1,699
Total accrued expenses and other current liabilities	$10,320	$8,784

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

There have been no material changes from the legal proceedings described in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

8. Equity Incentive Awards

The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2018	6,447	$5.83
Options granted	4,265	7.13
Options exercised	(1,133)	2.31
Options cancelled	(924)	3.77
Balance at September 30, 2019	8,655	$7.15
Exercisable as of September 30, 2019	3,563	$7.59

Restricted Stock Units (“RSUs”)

The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2018	2,397	$9.23
Granted	250	3.95
Vested and released	(676)	4.88
Forfeited	(834)	4.75
Outstanding at September 30, 2019	1,137	$4.66

On July 30, 2019, the Company’s Board of Directors amended the 2017 Inducement Plan to increase the number of shares issuable thereunder by 1,500,000 to 3,100,000 shares.

Stock-Based Compensation Expense

The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Research and development	$1,352	$1,693	$2,829	$4,892
General and administrative	1,309	1,303	4,220	7,358
Total stock-based compensation expense	$2,661	$2,996	$7,049	$12,250

On May 1, 2019, the Chair of the Board of Directors of the Company resigned. In connection with the resignation, the Company approved the modification of stock options to accelerate vesting and to extend the exercise period of certain awards. As a result of the modification, the Company recorded additional stock-based compensation expense of $0.9 million in the nine months ended September 30, 2019.

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

The Company excluded approximately 10.0 million and 9.1 million shares of potentially dilutive securities as of September 30, 2019 and 2018, respectively, from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

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

In November 2018, we dosed the first patient in our OPTIC phase 1 trial with a single intravitreal injection of ADVM-022. In April 2019 we announced that we had completed enrollment and dosing of patients (n=6) in the first cohort (6 x 10^11 vg/eye) of the OPTIC trial. The independent data monitoring committee (“DMC”) determined that enrollment and dosing of patients in the second cohort at a higher dose (2 x 10^12 vg/eye) could proceed. This was based on a review of the preliminary safety data from the first cohort of patients, which showed no serious adverse events (“SAEs”) or dose-limiting toxicities (“DLTs”).

In April 2019, we received a notification from the FDA requesting additional chemistry, manufacturing, and controls (“CMC”) information and requirements related to the ADVM-022 manufacturing process, placing our IND on clinical hold. We subsequently submitted our response, and in May 2019 the FDA lifted the clinical hold, allowing dose escalation to 2 x 10^12 vg/eye for the second cohort in the OPTIC trial, but maintained the partial clinical hold for dosing patients at the highest dose contemplated by our trial protocol (6 x 10^12 vg/eye). However, at this time, based on the robust preliminary anatomical response observed in the first cohort of patients, we do not intend to dose at the 6 x 10^12 vg/eye level. We continue to work with the FDA to resolve the remaining CMC requirements.

In September 2019, we announced 24-week clinical data from the first cohort of patients (n=6) in the OPTIC trial. Patients treated in this cohort achieved vision maintenance and improvements in retinal anatomy, with zero anti-VEGF rescue injections required after a one-time intravitreal dose of ADVM-022, through week 24. These treatment-experienced patients previously required frequent anti‑VEGF injections to control their wet AMD and to maintain functional vision. ADVM-022 demonstrated a positive safety profile and was well tolerated, with no SAEs and no DLTs. In October 2019, we provided additional clinical data with a median follow-up of 34 weeks at a range of 28-44 weeks, demonstrating that these patients continued to achieve vision maintenance and improvements in retinal anatomy, with zero anti-VEGF rescue injections required.

We have completed enrollment and dosing of patients (n=6) in the second cohort (2 x 10^11 vg/eye) of the OPTIC trial, and recently announced that dosing of patients in the third cohort (n=9) has been initiated at a dose of 2 x 10^11 vg/eye, the same dose used in the second cohort. Subsequently, patients in the fourth cohort (n=9) will be treated with ADVM-022 at a dose of 6 x 10^11 vg/eye, the same dose used in the first cohort. Since inflammation has generally been mild and responsive to steroid eye drops, patients in the third and fourth cohorts will receive prophylactic steroid eye drops instead of prophylactic oral steroids. We plan to present the 24-week data from the second cohort and 52-week data from the first cohort of patients in the OPTIC trial in the first half of 2020.

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

Financial Overview

Summary

We have not generated positive cash flow or net income from operations since our inception and, as of September 30, 2019, we had an accumulated deficit of $366.1 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

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

As of September 30, 2019, we had $162.0 million in cash, cash equivalents and short-term investments. We believe that we have sufficient cash to fund operations into 2021.

Revenue

To date we have not generated any revenue from the sale of our products. We generate revenue through research, collaboration and license arrangements with strategic partners.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)
Collaboration and license revenue	$250	$833	$(583)	$250	$1,542	$(1,292)
Operating expenses:
Research and development	9,944	14,480	(4,536)	29,045	38,491	(9,446)
General and administrative	7,389	4,826	2,563	20,097	19,373	724
Impairment of intangible asset	—	5,000	(5,000)	—	5,000	(5,000)
Total operating expenses	17,333	24,306	(6,973)	49,142	62,864	(13,722)
Operating loss	(17,083)	(23,473)	6,390	(48,892)	(61,322)	12,430
Other income, net	965	1,265	(300)	3,331	3,104	227
Net loss before income tax benefit	(16,118)	(22,208)	6,090	(45,561)	(58,218)	12,657
Income tax benefit	—	1,250	(1,250)	—	1,250	(1,250)
Net loss	$(16,118)	$(20,958)	$4,840	$(45,561)	$(56,968)	$11,407

Revenue

Our revenue for the three and nine months ended September 30, 2019 was related to a milestone payment under our license agreement with GenSight while our revenue for the three and nine months ended September 30, 2018 was related to research services provided to Editas under our collaboration agreement with Editas and milestone payments under the license agreement with GenSight.

Research and Development Expense

Research and development expense decreased $4.5 million to $9.9 million for the three months ended September 30, 2019 from $14.5 million for the three months ended September 30, 2018. This overall decrease in research and development expense was primarily due to reduced activities for the development of product candidates ADVM-043 and ADVM-053 and to lower material production costs for ADVM‑022 and ADVM‑053, which lowered our costs by $4.1 million, $1.0 million decrease in personnel associated costs due to lower headcount, and $0.5 million decrease in outside R&D services as our wAMD program transitioned to clinical trial, partially offset by $0.6 million increase in facilities costs related to our new facility and $0.5 million increase in severance expenses.

Research and development expense decreased $9.4 million to $29.0 million for the nine months ended September 30, 2019 from $38.5 million for the nine months ended September 30, 2018. This overall decrease in research and development expense was primarily due to reduced activities for the development of product candidates ADVM-043 and ADVM-053 and pre-clinical research for product candidate ADVM-022, which lowered our costs by $7.1 million, along with $2.6 million decrease in outside R&D services as our wAMD program transitioned to clinical trial, and $1.9 million decrease in personnel associated costs mainly related to lower stock-based compensation expenses. These decreases were partially offset by $1.6 million increase in facilities costs related to our new facility and $0.7 million increase in laboratory expenses.

For the periods presented, our research and development activities are attributable to our wet AMD and rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy programs and earlier-stage research programs.

General and Administrative Expense

General and administrative expense increased $2.6 million to $7.4 million for the three months ended September 30, 2019 from $4.8 million for the three months ended September 30, 2018. This was primarily caused by increases of $1.5 million in consulting and professional fees, including increased audit, legal and investor relation services, $0.7 million in personnel associated costs primarily driven by severance expense for the departure of the general counsel, and $0.3 million in facilities costs related to our new facility in the current period.

General and administrative expense increased $0.7 million to $20.1 million for the nine months ended September 30, 2019 from $19.4 million for the nine months ended September 30, 2018. This reflects increases of $2.6 million in consulting and professional expenses, including increased audit, legal and investor relation services, $0.9 million in facilities cost related to our new facility, $0.2 million in insurance costs and $0.2 million in recruiting fees, partially offset by $3.2 million decrease in stock-based compensation expenses.

We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal and regulatory functions, as well as director and officer insurance premiums and investor relations costs associated with exiting emerging growth company status.

Impairment of Intangible Assets

During the three and nine months ended September 30, 2018, we identified an impairment indicator related to the intangible asset for ADVM-043 and performed an impairment analysis. On October 30, 2018, we decided to discontinue the development of ADVM-043. We recorded an impairment charge of $5.0 million on IPR&D assets related to our intangible asset for ADVM-043. There were no impairment charges during the three and nine months ended September 30, 2019.

Other Income, Net

The decrease of $0.3 million in other income, net for the three months ended September 30, 2019 as compared to 2018 was primarily due to lower average invested balances. The increase of $0.2 million in other income, net for the nine months ended September 30, 2019 as compared to 2018 was primarily due to an increase in yield earned from our investments in marketable securities despite lower average invested balances.

Liquidity and Capital Resources

We have not generated positive cash flow or net income from operations since our inception and as of September 30, 2019, we had an accumulated deficit of $366.1 million. As of September 30, 2019, we had $162.0 million in cash, cash equivalents and short-term investments compared to $205.1 million as of December 31, 2018. We believe that our existing cash and cash equivalents as of September 30, 2019 will be sufficient to fund our operations into 2021.

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

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(34,335)	$(41,234)
Net cash (used in) provided by investing activities	(48,863)	61,417
Net cash provided by financing activities	1,420	69,970
Net (decrease) increase in cash and cash equivalents and restricted cash	$(81,778)	$90,153

Cash Used in Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $34.3 million, primarily as a result of the net loss of $45.6 million, partially offset by $9.1 million of non-cash charges primarily related to stock-based compensation expense and depreciation and amortization expenses, and $2.1 million of net decrease in operating assets and liabilities, which fluctuate due to timing of expenses and payments.

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

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 consisted of $38.0 million of net purchases of marketable securities and $10.9 million of purchases of property and equipment. Purchases of property and equipment primarily consisted of the leasehold improvements related to the new facility.

Net cash provided by investing activities for the nine months ended September 30, 2018 consisted of $62.1 million of net maturities of marketable securities, partially offset by $0.7 million of purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2019 consisted primarily of $2.6 million of the net proceeds from the exercises of stock options, and $0.2 million proceeds from employee stock purchases, partially offset by $1.4 million in taxes paid relating to net share settlement of restricted stock units and repayment of loans.

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

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective at the reasonable assurance level, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. As of September 30, 2019, we had an accumulated deficit of $366.1 million. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years.

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

We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2021. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts

As of September 30, 2019, our cash, cash equivalents and short-term investments were approximately $162.0 million. We currently expect this cash, cash equivalents and short-term investments to fund our planned operations into 2021. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials and expected expenses to be incurred in connection with the build out of our new facility, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.

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

For our lead gene therapy candidate, ADVM‑022, we initiated the OPTIC trial in patients with wet AMD in the fourth quarter of 2018 and completed dosing patients in the first cohort. In April 2019, the FDA placed our IND application for ADVM-022 for the treatment of wet AMD on clinical hold and requested certain information and requirements related to CMC. We subsequently responded to the FDA, and in May 2019, the FDA lifted the clinical hold, allowing dose escalation to 2 x 10^12 vg/eye for the second cohort in the OPTIC trial. However, the OPTIC trial remains on partial clinical hold for dosing patients in the third cohort, with the highest dose of 6 x 10^12 vg/eye. Given the preliminary robust anatomical response we have seen from patients in the first cohort, we have commenced and completed dosing patients in the second cohort with a lower dose of 2 x 10^11 vg/eye. We do not currently intend to dose patients at 6 x 10^12 vg/eye, but should we need to, there is no guarantee that the FDA will lift the partial clinical hold promptly, if at all. Further, the FDA made additional CMC requirements that we are working to resolve in order to advance the clinical development of ADVM-022 for the treatment of wet AMD. If we are unable to respond to these CMC requirements to the FDA’s satisfaction and within the timeframe we expect, the FDA may reimpose a clinical hold and our business may be harmed.

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

In addition, the clinical trial requirements of the FDA, the European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other product types, which are better known or more extensively studied to date. As an example, the FDA approved the first gene therapy product, LUXTURNA® (voretigene neparvovec-rzyl) for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy in December 2017. The European Commission (EC) recently approved LUXTURNA® for the treatment of vision loss due to a genetic mutation in both copies of the RPE65 gene and who have enough viable retinal cells.

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

If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology. Promising preclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a preclinical model, including non-human primate (“NHP”) models, may be significantly higher than the level of protein expression achieved in humans. In addition, even industry-accepted animal models may not accurately replicate human disease. For example, the laser-induced choroidal neovascularization model in NHP is the industry accepted animal model for wet AMD, where efficacy is assessed by reduction of the number of clinically relevant neovascular lesions. Success in pre-clinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through pre-clinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may only become apparent when the candidate is tested in human patients suffering the relevant disease. For example, while pre-clinical testing of ADVM‑043 showed promise, in the ADVANCE trial, A1AT protein did not reach a clinically meaningful level of expression and we decided to discontinue development of ADVM‑043 in the fourth quarter of 2018. In addition, in clinical trials, such as our OPTIC trial, each cohort of patients may be treated with a different dose of the tested drug, potentially resulting in different safety profiles or efficacy levels in each of the cohorts. Furthermore, any future trials for any of our product candidates will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization.

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

From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. For example, although we announced in September and October 2019 interim data from the first cohort of patients in our OPTIC trial which showed no SAEs or DLTs, there is no guarantee that SAEs or DLTs will not occur later in our OPTIC trial either in the first cohort, or other cohorts. In addition, in certain clinical trials, such as our OPTIC trial, individual cohorts of patients may be enrolled with different dosages and other treatment conditions under our protocol. These different dosages and other treatment conditions may affect clinical outcomes, including safety profiles or efficacy, such as the number of rescue injections required, in each of the cohorts.  As a result, preliminary and interim data should be viewed with caution until the final data from a locked database for the entire clinical trial are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects, financial condition and results of operations.

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

We plan to seek initial marketing approval of these product candidates in the U.S. and/or Europe and we may not be able to successfully conduct clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or the EMA or other regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly.

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

During the conduct of preclinical studies and clinical trials, animal models and patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates has side effects or causes serious or life-threatening side effects, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.

Our product candidates built on AAV vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T‑cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, patients treated with ADVM‑022 could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies and/or recombinant aflibercept protein in the future. Studies have also found that intravenous delivery of certain AAV vectors at very high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, hypotony, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.

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

We currently have relationships with a limited number of suppliers for the manufacturing and testing of our vector product candidates. Our suppliers may require licenses to manufacture or test such components if such processes are not owned by the suppliers or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities, and may be unable to acquire such rights, to the extent that we do not already have them. All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract vendors for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured and tested in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s cGMP regulations enforced by the FDA through its facilities inspection program. Our contract manufacturers have not produced a commercially-approved AAV product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. If the facility does not pass a pre-approval plant inspection, FDA approval of the products will not be granted. In addition, the regulatory authorities may, at any time, audit or inspect our manufacturing facilities or those of our third-party contractors involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted.

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

Because we rely on third parties to research and develop and to manufacture our product candidates, we must, at times, share confidential information, including trade secrets, with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements containing confidentiality provisions with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are purposefully or inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Public disclosure of our confidential information also prevents us from seeking patent protection for that or related discoveries. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

In April 2019, the FDA placed our IND application for ADVM-022 for the treatment of wet AMD on clinical hold and requested certain information and requirements related to CMC. We subsequently responded to the FDA, and in May 2019, the FDA lifted the clinical hold, allowing dose escalation to 2 x 10^12 vg/eye for the second cohort in the OPTIC trial. However, the OPTIC trial remains on partial clinical hold for dosing patients in the third cohort, with the highest dose of 6 x 10^12 vg/eye. Given the preliminary robust anatomical response we have seen from patients in the first cohort, we have commenced and completed dosing of patients in the second cohort with a lower dose of 2 x 10^11 vg/eye. We do not currently intend to dose patients at 6 x 10^12 vg/eye, but should we need to, there is no guarantee that the FDA will lift the partial clinical hold promptly, if at all. Further, the FDA made additional CMC requirements that we are working to resolve in order to advance the clinical development of ADVM-022. If we are unable to respond to these requirements to the FDA’s satisfaction and within the timeframe we expect, the FDA may reimpose a clinical hold and our business may be harmed.

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
•

new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of wet AMD, diabetic retinopathy, hereditary angioedema, or other conditions for which our products are intended to treat;

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

Adverse events in trials or studies conducted by us or other parties, in particular involving the same or similar AAV serotypes to the ones we are using, even if not ultimately attributable to our product candidates or to an AAV serotype that we employ, and resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Similarly, our lead product candidate, ADVM‑022 expresses the aflibercept protein, which is also the active ingredient in Eylea. If safety or efficacy issues occur relating to Eylea, even if not ultimately attributable to aflibercept, this may negatively impact our product candidate. If any such adverse events or issues occur, development and commercialization of our product candidates or advancement of any potential clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

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

We had 96 full-time employees as of September 30, 2019. We will need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We currently are heavily reliant upon licenses of certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. These and other licenses may not provide adequate rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future, or may contain other limitations on our ability to use such intellectual property or technology. As a result, our ability to develop or commercialize our processes and product candidates may be limited by the terms of such agreements. Further, the third parties from whom we license certain patent rights and proprietary technology may attempt to terminate their agreements with us. For example, we have received from Virovek, Inc. (“Virovek”) a notice of intent to terminate our non-exclusive license to certain Virovek technology and know-how related to methods and materials for manufacturing adeno-associated virus. While we do not believe Virovek has the right to terminate the agreement, if it were terminated, we may be unable to obtain a new license to Virovek technology on commercially reasonable terms, if at all. If we need to develop or acquire alternative manufacturing technology, our product development activities may be significantly delayed. In addition, we may not be able to prevent competitors from developing and commercializing competitive products to the extent our licenses to patents are non-exclusive or limited with respect to fields of use or territories.

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

While we normally seek to obtain the right to control the prosecution and maintenance of the patents relating to our product candidates, there may be times when the filing and prosecution activities for platform technology patents that relate to our product candidates are controlled by our licensors. For example, we do not have the right to prosecute and maintain the patent rights licensed to us under agreements with Regents, Cornell University, and Virovek, and our ability to have input into such filing and prosecution activities is limited. If these licensors or any of our future licensors fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates or companion diagnostic, our ability to develop and commercialize those product candidates and companion diagnostic may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed above and others such as:

•	our ability to enroll and dose patients in any clinical trials that are on-going, or we that plan to conduct in the future;
•	our ability to obtain regulatory approvals for our product candidates and delays or failure to obtain such approvals;
•	our plans to conduct additional preclinical studies to determine the best gene therapy candidates to advance in development;
•	results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	investor perception and analysis of the results of our clinical trials, which may be different than our own;
•	regulatory developments in the U.S. and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	failure to maintain our existing third-party license and collaboration agreements;
•	delays in manufacturing adequate supply of our product candidates;
•	adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

In the past, we and certain of our former officers were involved in purported securities class action lawsuits, which have since been settled. The purported securities class action lawsuits asserted that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended, and alleged that the defendants who are no longer at Adverum made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA-101, a program which has been discontinued, and the prospects of AVA-101. We settled these lawsuits for $13.0 million, of which $1.0 million we contributed to cover our indemnification obligations to the underwriters, and the remainder was contributed by our insurers. Any future litigation of this type could result in payment of damages or settlement fees and diversion of management’s attention and resources, any of which could adversely impact our business. Monitoring and defending against legal actions are time-consuming for our management and detracts from our ability to focus fully on our business activities.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. We filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on August 22, 2017, pursuant to which we registered for sale up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, including up to $50.0 million of our common stock available for issuance pursuant to our sales agreement with Cowen. Pursuant to the sales agreement, we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as our sales agent. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. We may seek to raise additional capital at any time. We have sold a total of 6,550,232 shares of our common stock at market prices pursuant to the 2017 stock offering agreement and raised total net proceeds of $22.5 million. Further, pursuant to the universal shelf registration statement, in February 2018, we completed the issuance of 10,222,235 shares of our common stock at $6.75 per share in an underwritten public offering for net proceeds to us of $64.5 million. In addition, on August 8, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC that automatically became effective, pursuant to which we registered for sale an undetermined amount of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. For example, in May 2016, we issued 14,087,246 shares of our common stock to Annapurna’s shareholders as consideration for all of the outstanding shares of Annapurna. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

10.1	Employment Agreement, dated February 28, 2019, among Adverum Biotechnologies, Inc. and Aaron Osborne.					X

10.2	Employment Agreement, dated October 11, 2019, among Adverum Biotechnologies, Inc. and Peter Soparkar.					X

10.3	Separation and Consulting Agreement, dated July 31, 2019, between Adverum Biotechnologies, Inc. and Mehdi Gasmi.					X

10.4	Separation Letter and Consulting Agreement, dated September 3, 2019 and September 6, 2019, respectively, between Adverum Biotechnologies, Inc. and Jennifer Cheng.					X

10.5	Non-Employee Director Compensation Policy, effective August 15, 2019					X

10.6	2017 Inducement Plan, as amended and restated.	333-233135	S-8	August 8, 2019	99.1

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial and Accounting Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: November 7, 2019	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Leone Patterson
Leone Patterson
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Thomas Leung
Thomas Leung
Chief Financial Officer (Principal Financial and Accounting Officer)