Form 10-Q
period 2020-03-31
Adverum Biotechnologies, Inc.
filed 2020-05-28
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36579
___________________________________________________________________
Adverum Biotechnologies, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________________

Delaware	20-5258327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 Saginaw Drive,
Redwood City, CA
(Address of principal executive offices)
94063
(Zip Code)
(650) 656-9323
(Registrant’s telephone number, including area code)
___________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 22, 2020, there were 80,295,560 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$130,162	$65,897
Short-term investments	166,904	100,138
Prepaid expenses and other current assets	3,382	9,835
Total current assets	300,448	175,870
Operating lease right-of-use assets	20,406	20,963
Property and equipment, net	26,727	24,884
Restricted cash	999	999
Deposit and other long-term assets	19	11
Total assets	$348,599	$222,727
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,663	$4,103
Accrued expenses and other current liabilities	8,079	11,271
Lease liability, current portion	4,025	4,034
Total current liabilities	16,767	19,408
Lease liability, net of current portion	27,753	28,214
Other non-current liabilities	126	148
Total liabilities	44,646	47,770
Stockholders’ equity:
Preferred stock	—	—
Common stock	8	7
Additional paid-in capital	712,713	560,704
Accumulated other comprehensive loss	(833)	(725)
Accumulated deficit	(407,935)	(385,029)
Total stockholders’ equity	303,953	174,957
Total liabilities and stockholders' equity	$348,599	$222,727
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	14,751	10,131
General and administrative	9,040	5,576
Total operating expenses	23,791	15,707
Operating loss	(23,791)	(15,707)
Other income, net	885	1,218
Net loss	(22,906)	(14,489)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(54)	3
Foreign currency translation adjustment	(54)	42
Comprehensive loss	$(23,014)	$(14,444)
Net loss per share — basic and diluted	$(0.31)	$(0.23)
Weighted-average common shares used to compute net loss per share - basic and diluted	73,797	63,125
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	67,329	$7	$560,704	$(725)	$(385,029)	$174,957
Stock-based compensation expense	—	—	3,409	—	—	3,409
Issuance of common stock, net of issuance costs of $332	10,925	1	140,872	—	—	140,873
Common stock issued upon exercise of stock options	1,310	—	9,650	—	—	9,650
Common stock issued upon exercise of warrants	7	—	—	—	—	—
Common stock issued upon release of restricted stock units	462	—	—	—	—	—
Restricted stock surrendered for taxes	(155)	—	(1,922)	—	—	(1,922)
Foreign currency translation adjustments	—	—	—	(54)	—	(54)
Unrealized loss on marketable securities, net	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(22,906)	(22,906)
Balance at March 31, 2020	79,878	$8	$712,713	$(833)	$(407,935)	$303,953

Balance at December 31, 2018	62,965	$6	$522,503	$(799)	$(320,543)	$201,167
Stock-based compensation expense	—	—	1,762	—	—	1,762
Common stock issued upon exercise of stock options	119	—	162	—	—	162
Common stock issued upon release of restricted stock units	397	—	—	—	—	—
Restricted stock surrendered for taxes	(145)	—	—	—	—	—
Taxes paid for RSUs	—	—	(504)	—	—	(504)
Foreign currency translation adjustments	—	—	—	42	—	42
Unrealized gain on marketable securities, net	—	—	—	3	—	3
Net loss	—	—	—	—	(14,489)	(14,489)
Balance at March 31, 2019	63,336	$6	$523,923	$(754)	$(335,032)	$188,143
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,906)	$(14,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599	426
Stock-based compensation expense	3,409	1,762
Amortization of premium and accrued interest on marketable securities	(179)	(129)
Other	(48)	40
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,345	(91)
Other assets	(8)	(18)
Operating lease right-of-use asset	557	539
Accounts payable	2,514	(136)
Accrued expenses and other current liabilities	(3,429)	(2,363)
Lease liability	(470)	1,242
Net cash used in operating activities	(13,616)	(13,217)
Cash flows from investing activities:
Purchases of marketable securities	(127,733)	(22,454)
Maturities of marketable securities	61,200	27,385
Purchases of property and equipment	(4,210)	(2,186)
Net cash (used in) provided by investing activities	(70,743)	2,745
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	140,923	—
Proceeds from issuance of common stock pursuant to option exercises	9,650	162
Taxes paid related to net share settlement of restricted stock units	(1,922)	(504)
Repayment of loan	(27)	(28)
Net cash provided by (used in) financing activities	148,624	(370)
Net increase (decrease) in cash and cash equivalents and restricted cash	64,265	(10,842)
Cash and cash equivalents and restricted cash at beginning of period	66,896	155,948
Cash and cash equivalents and restricted cash at end of period	$131,161	$145,106
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$3,474	$413
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Adverum Biotechnologies, Inc. (the “Company” or "Adverum") is a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. The Company develops gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. The Company’s core capabilities include clinical development, novel vector discovery, and in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control. Since the Company’s inception, it has devoted its efforts to performing research and development activities, filing patent applications, hiring personnel and raising capital to support these activities.
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $407.9 million as of March 31, 2020. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations into 2022.
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The full extent to which the novel coronavirus disease ("COVID-19") pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and manufacturing, clinical trials and research and development costs, will depend on future developments that are highly uncertain at this time.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. Topic 326 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. Topic 326 will become effective for the

Company beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting Topic 326.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$18,315	$—	$—	$18,315
Level 2:
U.S. government and agency securities	86,930	78	(3)	87,005
Commercial paper	171,736	9	(121)	171,624
Corporate bonds	9,499	1	—	9,500
Total cash equivalents and short-term investments	286,480	88	(124)	286,444
Less: cash equivalents	(119,540)	15	(15)	(119,540)
Total short-term investments	$166,940	$103	$(139)	$166,904

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$15,056	$—	$—	$15,056
Level 2:
U.S. government and agency securities	37,974	14	(2)	37,986
Commercial paper	87,983	8	(8)	87,983
Corporate bonds	10,495	6	—	10,501
Total cash equivalents and short-term investments	151,508	28	(10)	151,526
Less: cash equivalents	(51,391)	—	3	(51,388)
Total short-term investments	$100,117	$28	$(7)	$100,138

As of March 31, 2020, $20.3 million of marketable securities had remaining maturities between one and two years. The remainder of the marketable securities have a remaining maturity of less than one year. As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company's consolidated balance sheet. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management determined that the gross unrealized losses on the Company’s marketable securities as of March 31, 2020 were temporary in nature and none were in continuous loss position for 12 months or more. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of March 31, 2020.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Computer equipment and software	$825	$752
Laboratory equipment	7,319	6,291
Furniture and fixtures	678	678
Leasehold improvements	26,263	1,602
Construction in progress	233	23,553
Total property and equipment	35,318	32,876
Less accumulated depreciation and amortization	(8,591)	(7,992)
Property and equipment, net	$26,727	$24,884
Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2020 and 2019 was $0.6 million, and $0.4 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Employee compensation	$2,299	$4,055
Accrued preclinical, clinical and process development costs	1,823	1,973
Accrued professional services	1,466	2,607
Other	2,491	2,636
Total accrued expenses and other current liabilities	$8,079	$11,271

5. Equity Incentive Awards
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2019	8,995	$7.19
Options granted	1,594	15.15
Options exercised	(1,310)	7.37
Options forfeited	(207)	14.05
Balance at March 31, 2020	9,072	$8.41
Exercisable as of March 31, 2020	2,785	$6.89

Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2019	1,121	$4.59
Granted	104	15.75
Vested and released	(462)	4.75
Forfeited	(28)	8.39
Outstanding at March 31, 2020	735	$5.94
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Research and development	$1,248	$631
General and administrative	2,161	1,131
Total stock-based compensation expense	$3,409	$1,762

6. Net Loss per Share
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
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31, 2020	March 31, 2019
	(In thousands)
Stock options	9,072	7,969
Restricted stock units	735	1,729
ESPP	45	132
Warrants to purchase common stock	80	90
	9,932	9,920

7. Related Party Transactions
In February 2020, the Company entered into a common stock purchase agreement with James Scopa, a member of the Board, and Anne Kenner, as Trustees for the James P. Scopa and Anne E. Kenner Family Trust (the “Trust”), pursuant to which the Trust purchased an aggregate of 10,000 shares of the Company’s common stock at a price of $13.75 per share, for an aggregate cash purchase price of $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 12, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic titled “The coronavirus (“COVID-19”) pandemic has impacted our business practices and the effects of its continued impact on our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.”
Overview
Adverum is a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. We develop gene therapy product candidates designed to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include novel vector discovery, preclinical and clinical development and in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control.
Our lead product candidate ADVM-022 is a single intravitreal (“IVT”) injection gene therapy targeting the treatment of chronic retinal diseases that respond to anti-vascular endothelial growth factor (“anti-VEGF”) therapy, including wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”). ADVM-022 utilizes a proprietary vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette. ADVM-022 is administered as a one-time IVT injection and is designed to deliver durable, long-term efficacy and reduce the burden of frequent anti-VEGF injections, and improve real-world vision outcomes for patients with wet AMD and DME.
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
Patients in Cohort 1 (n=6) were treated with a higher dose of ADVM-022 (6 x 10^11 vg). Patients in Cohort 2 (n=6) and Cohort 3 (n=9) were treated with a three-fold lower dose of ADVM-022 (2 x 10^11 vg). Patients in Cohort 4 (n=9) are being dosed with the higher dose of 6 x 10^11 vg used in Cohort 1.
In OPTIC, ADVM-022 continues to demonstrate robust efficacy. We have observed long-term durability beyond 1 year from a single IVT injection of ADVM-022 with zero rescue injections in Cohort 1. We have observed preliminary evidence of a dose response between the higher and lower doses. In addition, early evidence from Cohort 3 suggests that a 6-week prophylactic regimen of steroid eye drops results in fewer adverse events and less inflammation, as compared to a 13-day prophylactic regimen of oral steroids as used in Cohorts 1 and 2. ADVM-022 continues to be well tolerated with a favorable safety profile in all 3 cohorts. As we advance the OPTIC trial, we plan to present clinical data from 4 cohorts by the end of 2020.
Over 30 million people are impacted by diabetes in the United States. DME affects approximately 5% of people with diabetes and is the most common cause of vision loss in people with diabetic retinopathy ("DR"). Based on the safety and efficacy results from the OPTIC trial for ADVM-022 in patients with wet AMD, we are advancing our novel gene therapy for patients with DME. Our investigational new drug (“IND”) application was cleared by the FDA in May 2020. We recently initiated the INFINITY Phase 2 trial, a multi-center, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of ADVM-022 in patients with DME.

The INFINITY trial will enroll approximately 33 patients and is designed to demonstrate superior control of disease activity following a single IVT injection of ADVM-022 compared to a single aflibercept injection, as measured by time to worsening of DME disease activity. Additional objectives include assessments of treatment burden, visual acuity, retinal anatomy and safety outcomes. Participants in this double-masked trial will be randomized to one of three arms for their study eye treatment: Arm 1 will receive the higher dose of ADVM-022 at 6 x 10^11 vg, Arm 2 will receive the lower dose of ADVM-022 at 2 x 10^11 vg, and Arm 3 will receive aflibercept at a dose of 2 mg.
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
Impact of COVID-19
Our results of operations and financial condition for the three months ended March 31, 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.
Impact on Operations
We are continuously evaluating and addressing potential impacts of the COVID-19 pandemic on our operations. Our offices, laboratories, clinical trial sites, contract research organizations, contract manufacturing organizations, and other collaborators and partners are located in jurisdictions where quarantines, executive orders, shelter-in-place orders, guidelines, and other similar orders and restrictions intended to control the spread of the disease have been put in place by governmental authorities.
We are committed to the health and safety of our employees and their families and doing our part to slow the community spread of COVID-19. In mid-March, we implemented a number of actions, including implementing a work-from-home policy for employees whose jobs do not require them to be onsite, allowing for flexible work schedules, restricting in-person meetings, and limiting onsite activities to only the most time-critical or necessary operational activities. We have maintained certain essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite procedures. We believe these measures and others have allowed us to mitigate, but not eliminate, the effects and risks on our on-site operations posed by the COVID-19 Pandemic.
Impact on Clinical Trials
The ultimate impact of the COVID-19 pandemic on our ongoing and planned clinical trials is uncertain and subject to change. We are working closely with our clinical trial sites to monitor and attempt to minimize the potential negative impacts of the evolving COVID-19 outbreak on patient safety, patient enrollment, continued participation of patients already enrolled in our clinical studies, protocol compliance, data quality, and overall study integrity. Despite these efforts, we are unsure as to whether the COVID-19 pandemic will significantly impact trial enrollment or completion of our current or planned clinical studies.
Impact on Supply Chain and Manufacturing
While we have not yet experienced significant disruptions to our supply chain and manufacturing as a result of the COVID-19 pandemic, we cannot be certain that this trend will continue. Based on current information, we believe that our partners in our supply chain have been and will continue to serve us continuously during the COVID-19 pandemic. However, certain of these partners have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19, which could result in supply interruptions. We have sufficient drug supply for our current clinical trials; however, to mitigate against future potential delays in product supply, we are currently implementing additional measures to address these risks, including securing additional supplies and manufacturing capacity reserve, which may result in additional expenses.

Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of March 31, 2020, we had an accumulated deficit of $407.9 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of March 31, 2020, we had $297.1 million in cash, cash equivalents and short-term investments. We believe that we have sufficient cash to fund operations into 2022.
Revenue
To date we have not generated any revenue from the sale of our products. We have generated revenue through research, collaboration and license arrangements with strategic partners. Our ability to generate product revenue and become profitable depends upon our ability to successfully develop and commercialize our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the amount or timing of product revenue. Even if we are able to generate revenue from the sale of our products, our sales may not be sufficient to generate cash from operations, in which case we may be unable to continue our operations at planned levels and be forced to reduce our operations.
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
Other Income, Net
Other income, net primarily consists of interest income on our cash equivalents and short-term investments in marketable securities.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K (Annual Report) as filed with the SEC on March 12, 2020.
The full extent to which the novel coronavirus disease ("COVID-19") pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses and manufacturing, clinical trials and research and development costs, will depend on future developments that are highly uncertain at this time.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change
	(In thousands)
Operating expenses:
Research and development	14,751	10,131	4,620
General and administrative	9,040	5,576	3,464
Total operating expenses	23,791	15,707	8,084
Operating loss	(23,791)	(15,707)	(8,084)
Other income, net	885	1,218	(333)
Net loss	$(22,906)	$(14,489)	$(8,417)
Research and Development Expense
Research and development expense increased $4.6 million to $14.8 million for the three months ended March 31, 2020 from $10.1 million for the three months ended March 31, 2019. This overall increase was primarily due to $1.7 million increase in production costs related to product candidate ADVM-022 and earlier-stage research programs, $1.5 million increase in personnel associated costs including higher stock-based compensation expenses, as well as salaries and bonus as a result of increased headcount, $0.8 million increase in facilities costs as we transitioned between our old and new facilities during the first quarter of 2020, and $0.8 million increase in laboratory expense, consultants and recruiting fees.
For the periods presented, our research and development activities are attributable to our wet AMD and rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy product candidate ADVM-022 and earlier-stage research programs.

General and Administrative Expense
General and administrative expense increased $3.5 million to $9.0 million for the three months ended March 31, 2020 from $5.6 million for the three months ended March 31, 2019. This reflects increases of $1.7 million in personnel associated costs including higher stock-based compensation expense, as well as salaries and bonus as a result of increased headcount, $0.8 million in professional expenses including higher audit, tax and market research services, $0.6 million in consulting and contractor costs, and $0.4 million in facility costs and depreciation expense.
We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal, finance and investor functions to support our organizational growth.
Other Income, Net
The decrease of $0.3 million in other income, net for the three months ended March 31, 2020 as compared to 2019 was primarily due to a lower yield from our investment portfolio.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of March 31, 2020, we had an accumulated deficit of $407.9 million. As of March 31, 2020, we had $297.1 million in cash, cash equivalents and short-term investments compared to $166.0 million as of December 31, 2019. We believe that our existing cash and cash equivalents and short-term investments as of March 31, 2020 will be sufficient to fund our operations into 2022.
In February 2020, we sold an aggregate of 10,925,000 shares of our common stock for $140.9 million of net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.
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
If and when we seek additional funding, we will do so through equity or debt financings, collaborative or other arrangements with corporate sources or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. To complete development and commercialization of any of our product candidates, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:
•the initiation, progress, timing, costs and results of preclinical studies and any clinical trials for our product candidates;
•the outcome, timing of and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities, including the potential for the FDA and other regulatory authorities to require that we perform more studies than those that we currently expect;
•the ability of our product candidates to progress through clinical development activities successfully;
•our need to expand our research and development activities;
•the rate of progress and cost of our commercialization of our products;
•the cost of preparing to manufacture our products on a larger scale;
•the costs of commercialization activities including product sales, marketing, manufacturing and distribution;
•the degree and rate of market acceptance of any products launched by us or future partners;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•our need to implement additional infrastructure and internal systems;
•our ability to hire additional personnel;
•our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements;
•the emergence of competing technologies or other adverse market developments; and
•the effects of the COVID-19 pandemic on our business, results of operations, and financial condition.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.
Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(13,616)	$(13,217)
Net cash (used in) provided by investing activities	(70,743)	2,745
Net cash provided by (used in) financing activities	148,624	(370)
Net increase (decrease) in cash and cash equivalents and restricted cash	$64,265	$(10,842)
Cash Used in Operating Activities
During the three months ended March 31, 2020, net cash used in operating activities was $13.6 million, primarily as a result of the net loss of $22.9 million, partially offset by $3.8 million of non-cash charges mainly related to stock-based compensation expense and depreciation and amortization expenses, and $5.5 million of net increase in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
During the three months ended March 31, 2019, net cash used in operating activities was $13.2 million, primarily as a result of the net loss of $14.5 million, partially offset by $2.1 million of non-cash charges mainly related to stock-based compensation expense and depreciation and amortization expense, and $0.8 million of net decrease in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 consisted of $66.5 million of net purchases of marketable securities and $4.2 million of purchases of property and equipment primarily related to the new facility.
Net cash provided by investing activities for the three months ended March 31, 2019 consisted of $4.9 million of net maturities of marketable securities and $2.2 million of purchases of property and equipment.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for three months ended March 31, 2020 consisted primarily of $140.9 million of net proceeds from the sale of our common stock and $9.7 million of net proceeds from the exercise of stock options, partially offset by $1.9 million in taxes paid relating to net share settlement of restricted stock units and repayment of loans.
Net cash used in financing activities for three months ended March 31, 2019 consisted of $0.5 million in taxes paid relating to net share settlement of restricted stock units and repayment of loans, partially offset by $0.2 million of the net proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adverum have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and prospects. Further, the current coronavirus (“COVID-19”) pandemic and actions taken to address the pandemic may exacerbate the risks described below.
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
We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2022. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.
We currently expect our cash, cash equivalents and short-term investments to fund our planned operations into 2022. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials and expected investments into our manufacturing capabilities, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.
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
We will require substantial future capital in order to complete the preclinical and clinical development for our product candidates and potentially to commercialize these product candidates. Any future clinical trials or expansion of ongoing clinical trials of our product candidates would cause an increase in our spending levels, as would other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:
•the type, number, scope, progress, expansion costs, results of and timing of any future preclinical studies and clinical trials of any of our product candidates which we are pursuing or may choose to pursue in the future;
•the need for, and the progress, costs and results of, any additional clinical trials or nonclinical studies of our product candidates we may initiate based on the results of any clinical trials that we may plan or discussions with the FDA, including any additional clinical trials or nonclinical studies the FDA or other regulatory agencies may require evaluating the safety of our product candidates;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial manufacturing;
•the costs and timing of establishing sales and marketing capabilities and enhanced internal controls over financial reporting;
•the terms and timing of establishing collaborations, license agreements and other partnerships;
•costs associated with any new product candidates that we may develop, in-license or acquire;
•the effect of competing technological and market developments;
•our ability to establish and maintain partnering arrangements for development; and
•the costs associated with being a public company.
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
Our product candidates are in the early stages of development and will require substantial preclinical and/or clinical development and testing, manufacturing process improvement and validation, bridging studies and regulatory approval prior to commercialization. It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:
•successful completion of preclinical studies and clinical trials, including the ability to demonstrate safety and efficacy of our product candidates;
•receipt of marketing approvals for any future products for which we complete clinical trials, including securing regulatory exclusivity to the extent available;
•establishing commercial manufacturing capabilities, for example, by engaging third-party manufacturers that can provide products and services to support clinical development and the market demand for our product candidates, if approved;
•successful launch and commercial sales of the product, whether alone or in collaboration with potential partners;
•acceptance of the product as a viable treatment option by patients, the medical community and third-party payers;
•establishing market share while competing with other therapies;
•a continued acceptable safety profile of our products following regulatory approval;
•maintaining compliance with post-approval regulations and other requirements; and
•qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering our product candidates.
If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to commercialize our product candidates, which would materially and adversely affect our business, financial condition, results of operations and prospects.

In April 2019, the FDA placed our IND application for ADVM-022 for the treatment of wet age-related macular degeneration ("wet AMD") on clinical hold and requested certain information and requirements related to chemistry, manufacturing and controls (“CMC”). We subsequently responded to the FDA, and in May 2019, the FDA lifted the clinical hold, allowing dose escalation up to 2 x 10^12 vg in the OPTIC trial. However, our IND remains on partial clinical hold for dosing patients with a dose of 6 x 10^12 vg. Given the preliminary robust anatomical response we observed from patients in the first cohort, we dosed patients in the second cohort of the OPTIC trial with a lower dose of 2 x 10^11 vg. We do not currently intend to dose patients at 6 x 10^12 vg in any of our clinical trials involving ADVM-022, but should we need to, there is no guarantee that the FDA will lift the partial clinical hold promptly, if at all. In addition, if we are unable to respond to these CMC requirements and the requirements related to the partial clinical hold to the FDA’s satisfaction and within the timeframe we expect, the FDA will not remove the clinical hold, which may prevent us from beginning late-stage clinical trials involving ADVM-022, delay or prevent us from advancing our clinical programs and our business may be harmed.
Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a biologics license application (“BLA”) to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval, or, if approved, successfully commercialize, any of our product candidates, we may not be able to generate sufficient revenue to continue our business.
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
In addition, the clinical trial requirements of the FDA, the European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other product types, which are better known or more extensively studied to date. Regulatory approaches and requirements for gene therapy products continue to evolve, and any changes could create significant delay and unpredictability for product development and approval as compared to technologies with which regulatory agencies have more substantial experience. For example, the FDA issued a series of gene therapy guidance documents in January 2020 that we are evaluating and that may impact our future development efforts and clinical trial designs.
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
These regulatory review committees and advisory groups, and the guidelines they promulgate, may lengthen our regulatory review process, require us to perform additional studies, increase our development costs, increase or otherwise change CMC requirements, lead to changes in our regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will usually be required to consult with these, and potentially other, regulatory and advisory groups and comply with applicable guidelines or recommendations. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs incurred in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
We may not be successful in our efforts to identify or discover additional product candidates.
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform technology. Our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. For example, our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to lack efficacy, have harmful side effects, or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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
Drug development has inherent risk. Few of our product candidates and proprietary viral vectors have been evaluated in clinical trials in patients. Our lead product candidate, ADVM-022 for the treatment of wet AMD and DME, uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may experience unexpected results in clinical trials in the future. We, or any licensee or development partner, will be required to demonstrate through adequate and well-controlled clinical trials that our product candidate or another party’s product candidate containing one of our proprietary viral vectors are safe and effective for use in their target indications before seeking regulatory approvals for commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors. Any such delay or failure could significantly harm our business prospects, financial condition and results of operations.
The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology. Promising preclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a preclinical model, including non-human primate (“NHP”) models, may be significantly higher than the level of protein expression achieved in humans. Similarly, human subjects administered our product candidates may develop side effects that were not observed in animal models and/or are more severe than those observed in animal models. In addition, even industry-accepted animal models may not accurately replicate human disease. For example, the laser-induced choroidal neovascularization model in NHPs is the industry accepted animal model for wet AMD, where efficacy is assessed by reduction of the number of clinically relevant neovascular lesions. Even so, this model does not replicate all aspects of wet AMD in humans, some of which may be relevant to the success of ADVM-022. Success in preclinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through preclinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may only become apparent when the candidate is tested in human patients suffering the relevant disease. For example, while preclinical testing of our product candidate ADVM-043, including in animal models, showed promise, in the ADVANCE trial, A1AT protein levels did not reach a clinically meaningful levels of expression in humans, and we subsequently decided to discontinue development of ADVM-043. In addition, in clinical trials, such as our OPTIC and INFINITY trials, each cohort of patients may be treated with a different dose of the tested drug or different prophylactic steroid regimen, potentially resulting in different safety profiles or efficacy levels in each of the cohorts. Furthermore, the initiation of future trials for a product candidate will be dependent upon demonstrating sufficient safety and efficacy to the relevant regulatory authorities in preceding or other ongoing trials using the same product candidate. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization. Even if our clinical trials successfully meet their endpoints for safety and efficacy, FDA and/or other regulatory agencies may still conclude that the product candidate has not demonstrated a beneficial risk/benefit profile or otherwise does not meet the relevant standard for approval.
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
From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. For example, although we have periodically announced interim data from patients in our OPTIC trial, which showed no drug- or treatment-related series adverse events (“SAEs”) or drug-limiting toxicities (“DLTs”), there is no guarantee that drug- or treatment-related SAEs or DLTs will not occur later in our OPTIC trial, either in these or other patients. In addition, in certain clinical trials, such as our OPTIC trial, individual cohorts of patients are enrolled with different dosages and other treatment conditions under our protocol. These different dosages and other treatment conditions may affect clinical outcomes, including safety profiles or efficacy, such as the number of rescue injections required, in each of the cohorts. As a result, preliminary and interim data should be viewed with caution and not relied upon until the final data from a locked database for the entire clinical trial are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects.
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
The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:
•such authorities may disagree with the design or implementation of our or any of our future development partners’ clinical trials;
•we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;
•the FDA or other regulatory authorities may not accept clinical data from trials which are conducted at multinational clinical facilities or in countries where the standard of care is potentially different from that of the U.S.;
•the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval; we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•such authorities may find deficiencies in the manufacturing processes, analytical testing, or facilities of third-party manufacturers or testing laboratories with which we or any of our future development partners contract for clinical and commercial supplies; or
•the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.
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
Identifying and qualifying patients to participate in the OPTIC trial for ADVM-022 for the treatment of wet AMD, the INFINITY trial for ADVM-022 for the treatment of DME, and any future planned clinical trials will be critical to our success. The timing of current and future clinical trials will depend on the speed at which we can recruit patients to participate in future testing of these product candidates.
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We will be required to identify and enroll a sufficient number of patients with wet AMD for the OPTIC trial and/or DME patients for the INFINITY trial, and we will be required to identify and enroll a sufficient number of patients for any future clinical trials for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates, or may meet other exclusion criteria. The incidence of neutralizing antibodies in the population of patients, particularly for rare diseases, is unknown, and may be higher than we expect. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial.
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
Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. Our product candidates use an adeno-associated viral vector ("AAV") delivery system. Nonetheless, if patients negatively associate our product candidates with the adverse events caused by previous gene therapy products, they may not choose to enroll in our clinical trials, which would have a material adverse effect on our business and operations.
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
When a patient experiences a negative health event during a clinical trial, we must determine if it is related to our product candidate in order to understand the safety of our product candidates. The patients we enroll in our clinical trials for our current product candidates are less healthy than the general population, which increases the likelihood that a negative health event, unrelated to our product candidate, may occur. These health events may be misattributed to our product candidate, either by us, our investigators, or by regulators. Such misattribution could cause regulatory approval of our product candidates to be denied or delayed. For example, the patients enrolled in our OPTIC trial, and any future clinical trials for wet AMD, are often geriatric and have other health conditions unrelated to wet AMD. Similarly, patients enrolled in our INFINITY trial, and any future clinical trials for DME, suffer from diabetes, which has a number of comorbidities. We cannot assure you that we will be able to accurately determine whether or not a negative health event experienced by a patient in any of these or subsequent trials was related to ADVM-022, nor can we assure you that the FDA or other regulatory authority responsible for reviewing the safety of ADVM-022 will agree with our determination. If a patient in OPTIC, INFINITY, or another clinical trial experiences a negative health event, and that event is misattributed to ADVM-022, the trial may be placed on clinical hold, and regulatory approval of ADVM-022 may be delayed or denied.
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
We do not expect to independently conduct all aspects of our vector production, product manufacturing, product testing, protocol development, protocol performance, and research. We currently rely, and expect to continue to rely, on third parties with respect to these items. We may not be able to enter into agreements with these third parties and if we do enter into agreements with these third parties, any of these third parties may not be successful at fulfilling their contractual obligations or may choose to terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for vector production, product manufacturing, product testing, protocol development, protocol performance, and research activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If any of these third parties on which we rely do not perform satisfactorily, we will remain responsible for ensuring that:
•each of our preclinical studies and clinical trials are conducted in accordance with the study plan and protocols and applicable GLP requirements;
•vector production, product manufacturing, and product testing are conducted in accordance with applicable cGMP requirements and other applicable regulatory requirements;
•other research is conducted in accordance with applicable industry and regulatory standards and norms;
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

Reliance on third-party manufacturers entails risks to which we would not be subject to if we manufactured the product candidates ourselves, including:
•the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•reduced control as a result of using third-party manufacturers for some or all aspects of manufacturing activities;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the acquisition, change in control, or bankruptcy of the manufacturer or supplier.
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
Changes in laws and governmental policies may have an effect on regulations. For example, on January 31, 2020, the United Kingdom (UK) withdrew from the European Union (EU), commonly referred to as Brexit. Under the withdrawal agreement agreed between the UK and the EU, the UK will be subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules will continue to apply. During the Transition Period, negotiations between the UK and the EU are expected to continue in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Due to the current COVID-19 global pandemic, negotiations between the UK and the EU that have been scheduled since March have either been postponed or are occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the UK government that it will not be extended). We and our contract vendors currently rely on other contractors based in the United Kingdom (UK). After the transition period, if the implementation of new governmental policies associated with Brexit occurs, these governmental policies may affect our UK-based contractors’ ability to comply with applicable regulations, including existing EU regulations. If they are unable to return to compliance, or if an acceptable substitute vendor cannot be identified, it may negatively impact our business. Further, to the extent that our UK-based contractors have supply relationships with vendors in the EU, these contractors may experience difficulties, delay or increased costs in receiving materials from their vendors in the EU, which could have a material adverse effect on our UK-based contractors’ ability to provide the services or materials to us.

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
Before we can initiate clinical trials in the U.S. for our product candidates, we need to submit the results of preclinical testing to the FDA, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays with any regulatory authority or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or terminations related to:
•the FDA failing to grant permission to proceed or placing the clinical trial on hold;
•patients failing to enroll or remain in our trial at the rate we expect;
•patients choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•lack of adequate funding to continue the clinical trial;
•patients experiencing severe or unexpected drug-related adverse effects;
•a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;
•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, lacking the ability or resources to appropriately handle our product candidates, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice or regulatory requirements, or other third parties not performing data collection or analysis in a timely and accurate manner;
•inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an IRB that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the IND or that prohibit us from using some or all of the data in support of our marketing applications;
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional patients, or withdrawing its approval of the trial.
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

Product development costs will increase if we have delays in testing or approval of any of our product candidates, such as the partial clinical hold on our IND for ADVM-022 for the treatment of wet AMD, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of our clinical trials, or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for our product candidate may be harmed and our ability to generate product revenue may be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials, such as the partial clinical hold on our IND for ADVM-022 for the treatment of wet AMD, may also ultimately lead to the denial of regulatory approval of a product candidate. If we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, including as a result of the partial clinical hold on our IND for ADVM-022 for the treatment of wet AMD, or terminated, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.
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
Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses, marketing or distribution or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if at all, of any of our product candidates, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for any product candidate that may receive regulatory approval fail to comply with applicable regulatory requirements, a regulatory agency may:
•issue warning letters or untitled letters;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements or applications filed by us;
•institute import holds;
•suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products, refuse to permit the import or export of product or request us to initiate a product recall.
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
Even if any of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payers, including government payers, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:
•demonstration of clinical efficacy, including duration of efficacy, and safety compared to other more-established products;
•the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•acceptance of new therapeutic options by health care providers and their patients;
•the prevalence and severity of any adverse effects;
•new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of wet AMD, DME, or other conditions that our product candidates are intended to treat;
•pricing and cost-effectiveness;
•the effectiveness of our or any future collaborators’ sales and marketing strategies;
•our ability to obtain and maintain sufficient third-party coverage and reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payers;
•unfavorable publicity relating to the product candidate; and
•the willingness of patients to pay out-of-pocket in the absence of third-party coverage and reimbursement.
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
We are advancing the development of ADVM-022 for the treatment of wet AMD, a disease we believe to be the most common cause of vision loss in adults over the age of 50 in developed countries. If the size of the market for wet AMD or any other indication we seek to treat is smaller than we anticipate (including in our rare disease programs), we may not be able to achieve profitability and growth. Our projections of the number of people who have wet AMD and other indications, as well as the subset of people with the disease who have the potential to benefit from treatment with ADVM-022 or other future product candidates, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages as we enroll patients in the OPTIC trial of ADVM-022 for the treatment of wet AMD and the INFINITY trial of ADVM-022 for the treatment of DME, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, some patients with wet AMD have neutralizing antibodies at titer levels that may prevent them from benefiting from ADVM-022. If this patient population is larger than we estimate, the market for ADVM-022 may be smaller than we anticipate, and our future revenue may be adversely affected. In addition, we expect prophylactic steroid treatment will be required to manage inflammation associated with treatment with ADVM-022, and certain patients cannot be treated with prophylactic steroids. If this proportion of patient population is larger than we estimate, the market for ADVM-022 may be smaller than we anticipate. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates for other reasons, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
Reimbursement by a third-party payer may depend upon a number of factors including the third-party payer’s determination that use of a product candidate is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient; and
•cost-effective.
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
As a result of legislative proposals and the trend toward managed health care in the U.S., third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain prescription drugs.
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to eliminate, circumvent or loosen the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole.” Further, in December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act-qualified health plans (“QHPs”) and health insurance issuers under the Affordable Care Act adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. In December 2018, a federal district court judge in Texas found the Affordable Care Act’s individual mandate to be unconstitutional and therefore the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether other portions of the law remain valid. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
Other legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.
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

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services solicited feedback on some of these measures and has implemented others under its existing authority. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of health care may adversely affect:
•the demand for any product candidates for which we may obtain regulatory approval;
•our ability to set a price that we believe is fair for our product candidates;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that QHP issuers under the Affordable Care Act may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.
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
The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including:
•The manufacturing and distribution of biologics is extremely susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facility in which our product candidates are made, such manufacturing facility may need to be closed for an extended period of time to investigate and remedy the contamination.
•The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, contaminants, raw materials shortages, natural disasters, power failures, and numerous other factors.

•We and our contract manufacturers must comply with the FDA’s cGMP regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption, or other issues that arise in the manufacture, fill-finish, packaging or storage of our product candidates as a result of a failure of our facilities, or the facilities or operations of third parties, to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates. This may lead to significant delays in the availability of sufficient supply of the product candidate substance for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates.
•Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could be costly and damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates, if approved, and/or may be subject to product recalls, seizures, injunctions or criminal prosecution.
•Our product candidates are biologics and require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as our product candidates generally cannot be adequately characterized prior to manufacturing the final product. As a result, an assay of the finished product is not sufficient to ensure that the product will perform in the intended manner. Accordingly, we expect to employ multiple steps to attempt to control our manufacturing process and assure that the product or product candidate is made strictly and consistently in compliance with the process.
•We have to develop the manufacturing process for late stage clinical product, and our current process has not been fully characterized and therefore is open to potential variations that could lead to defective product substance that does not meet specification.
•Problems with the manufacturing, storage or distribution of our product candidates, including even minor deviations from our established parameters, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient inventory.
•Some of the raw materials required in our manufacturing process are derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt commercialization.
•Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product substance that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. We may encounter problems manufacturing sufficient research-, clinical-, or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
We may form strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of our product candidates. These relationships or those like them may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because third parties may view the risk of failure in future clinical trials as too significant, or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Even if we are successful in our efforts to establish development partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
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
We have no internal sales, marketing, or distribution capabilities. If any of our product candidates ultimately receive regulatory approval, we may not be able to effectively market and distribute the product candidate. We would have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that any of our product candidates will be approved, if at all. We may not be able to hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:
•we may not be able to attract and build an effective marketing department or sales force;
•the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenue generated by any product candidates that we may develop, in-license or acquire; and
•our direct sales and marketing efforts may not be successful.
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
In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws restrict certain practices, including marketing, in the pharmaceutical industry. These laws include anti-kickback, false claims, physician payment transparency and privacy and security laws and regulations. Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers, under the federal Physician Payments Sunshine Act, for payments made by them to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/ or require the tracking and reporting of gifts, compensation and other remuneration to physicians.
We will need to build and maintain a robust compliance program with different compliance and/or reporting requirements. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, vendors, or other third parties that may violate such laws. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, imprisonment, and additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

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
Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our product candidates;
•injury to our reputation;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•the inability to commercialize our product candidates; and
•a decline in our stock price.
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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, fires, disease epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. In addition, we rely on third-party research facilities, manufacturers and other service providers from other countries and from different parts of the U.S. to provide services and resources necessary to support our research and development plans, to produce our product candidates, and support our clinical trials. Our ability to obtain this necessary support or supplies could be disrupted if the operations of these suppliers or service providers, or national and international supply chains are affected by a man-made or natural disaster or other business interruption, including national or international health concerns. The occurrence of any of these business disruptions, including of our own operations, could seriously harm our operations and financial condition and increase our costs and expenses.
The coronavirus (“COVID-19 pandemic has impacted our business practices and the effects of its continued impact on our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.
The COVID-19 pandemic has caused us to modify our business practices (including adhering to “shelter-in-place” orders, limiting employee travel, and cancelling physical participation in meetings, events and conferences), and we may take further actions that may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. We are uncertain that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities and how long we will be required to continue these measures.
Operating under the “shelter-in-place” orders has made it more challenging and time-consuming for us to conduct certain of our operations. The effects of operating under the “shelter-in-place” orders may continue to negatively impact productivity, disrupt our operations and negatively impact our business and financial condition, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, restrictions on our financial functions’ access to our facilities has led to a delay in our ability to prepare, complete and file our Quarterly Report on Form 10-Q for the first quarter of 2020. Separately, an increased reliance by us and the companies with which we do business on information technology systems may increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations.
The COVID-19 pandemic may also affect our current and planned trials and development programs, possibly affecting our timelines for commercialization. Shelter-in-place or equivalent orders and the current general reluctance of people to make in-person visits to healthcare providers for treatment of non-life-threatening ailments may make initiating clinical trial sites, identifying potential patients and enrolling them in our clinical trials, retaining any such patients, ensuring that such patients comply with treatment protocols, and collecting sufficient trial data to progress our clinical programs more difficult. For example, we believe that patient concerns related to COVID-19 caused some of our OPTIC trial patients to miss scheduled appointments for fear of contracting the virus which, if this were to be repeated over longer periods of time, could impact our ability to collect data we need.
In addition, due to the limited ability to access our facilities and our reliance on outside vendors who may be similarly affected, our development programs may not proceed along the timelines we previously anticipated. We rely on third-party research facilities, manufacturers, suppliers and other service providers from other countries and from different parts of the U.S. to provide services and resources necessary to support our research and development plans, to produce our product candidates, and support our clinical trials. Our ability to obtain this necessary support or supplies could be disrupted, or the cost of this support or these supplies could increase, if the operations of these suppliers or service providers, or national and international supply chains, including of transportation carriers and transportation hubs, are affected by the COVID-19 pandemic. In addition, if our relationships with our service providers, suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative service providers, suppliers or other vendors or do so on commercially reasonable terms or in a timely or cost-effective manner. Further, we may be subject to the inability or unwillingness of clinical investigators or patients to follow our research protocols as a result of the recent COVID-19 pandemic. As a result, delays could occur which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. The COVID-19 pandemic may also affect the operations of the FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
Although we are taking steps to mitigate all of these effects, the occurrence of any of these disruptions, including of our own operations, could delay our clinical trials and development programs, and otherwise harm our operations and financial condition and increase our costs and expenses.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may experience materially adverse impacts to our business as a result of its global human and economic impact, or as a result of our actions taken and not taken as mitigation measures during the COVID-19 pandemic.
Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with our code of conduct or regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct including code of conduct violations, fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, or disclosure of unauthorized activities to us that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory authorities, (2) manufacturing standards, (3) federal and state health care fraud and abuse laws and regulations or (4) laws that require the reporting of financial information or data accurately. Specifically, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
We anticipate that licenses to additional third-party technology will be required to advance our current development programs, as well as additional development programs we may initiate in the future. If these licenses are not available on commercially reasonable terms or at all, we may not be able to commercialize our current and future development programs, which will have a material adverse effect on our business and financial condition, results of operations and prospects.

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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;
•patent applications may not result in any patents being issued;
•patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•patents may expire before or soon after the product they cover is commercialized;
•our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our product candidates;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the U.S. may have patent laws less favorable to patentees than those upheld by the U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.
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
The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology industry expands, especially in the field of gene therapy, and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming to defend against and could:
•result in costly litigation;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis; or
•require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.
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
If we or any of our future development partners were to initiate or threaten legal proceedings against a third party to enforce a patent directed at one of our product candidates, or one of our future product candidates, the accused infringer could claim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are claims seeking declaratory judgment of invalidity. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement.
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
Our defense of litigation or patent office proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research and development programs, license necessary technology from third parties, or enter into development or manufacturing partnerships that would help us bring our product candidates to market.
Even if resolved in our favor, litigation or other legal or patent office proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.
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
We currently have rights to intellectual property, through licenses from third parties and under patents that we own, to develop our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will depend in part on our ability to acquire, in-license, or use these proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently and the rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We sometimes collaborate with U.S. and foreign academic institutions to accelerate our research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.
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
Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise regarding our rights to intellectual property licensed to us from a third party, including but not limited to:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the creation or use of intellectual property by us, alone or with our licensors and collaborators;
•the scope and duration of our payment obligations;
•our rights upon termination of such agreement; and
•the scope and duration of exclusivity obligations of each party to the agreement.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make gene therapies that are similar to our product candidates but that are not covered by the claims of any patents that we own or have exclusively licensed;
•we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•any patent applications that we have filed or may file in the future may not lead to issued patents;
•any of the issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•any of the issued patents that we have filed or may file in the future may expire before or shortly after commercialization of the covered product;
•our competitors might conduct research and development activities in countries where, or for products for which, we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.
Third party patent rights could delay or otherwise adversely affect our planned development and sale of product candidates of our programs.
We are aware of patent rights held by third parties that could be construed to cover certain aspects of our product candidates. In addition, changes to our product candidates or their uses or manufacture may cause them to infringe patents held by third parties. A patent holder has the right to prevent others from making, using, or selling a drug that incorporates the patented compositions while the patent remains in force. While we believe that third party patent rights will not affect our planned development, regulatory clearance, and eventual marketing, commercial production, and sale of our product candidates, there can be no assurance that this will be the case. In addition, the Hatch-Waxman exemption provided by U.S. patent law permits uses of compounds and biologics in clinical trials and for other purposes reasonably related to obtaining FDA approval of drugs and biologics that will be sold only after patent expiration, so our use of our product candidates in those FDA-related activities does not infringe any patent holder’s rights. However, were a patent holder to assert its rights against us before expiration of such patent holder’s patent for activities unrelated to seeking FDA approval, the development and ultimate sale of our product candidates could be significantly delayed, and we could incur the expense of defending a patent infringement suit and potential liability for damages for periods prior to the patent’s expiration.
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
Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed above and others such as:
•our ability to enroll and dose patients in any clinical trials that are on-going, or that we plan to conduct in the future;
•our ability to obtain regulatory approvals for our product candidates and delays or failure to obtain such approvals;
•our plans to conduct additional preclinical studies to determine the best gene therapy candidates to advance in development;
•results of any clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•investor perception and analysis of the results of our clinical trials, which may be different than our own;
•regulatory developments in the U.S. and foreign countries;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•failure to maintain our existing third-party license and collaboration agreements;
•delays in manufacturing adequate supply of our product candidates;
•adverse publicity relating to the gene therapy market generally, including with respect to other products and potential products in such markets;
•market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•sales of our stock by insiders and stockholders;
•trading volume of our common stock;
•the outbreak of COVID-19;
•general economic, industry and market conditions other events or factors, many of which are beyond our control;
•additions or departures of key personnel; and
•intellectual property, product liability or other litigation against us.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expenses related to our clinical trial and development programs;
•addition or termination of clinical trials or addition of cohorts to clinical trials;
•any intellectual property infringement lawsuit or other litigation in which we may become involved;
•regulatory developments affecting our product candidates;
•our execution of any collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
•nature and terms of stock-based compensation grants; and
•derivative instruments recorded at fair value.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. On August 8, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC that automatically became effective, pursuant to which we registered for sale an undetermined amount of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. In February 2020 we sold an aggregate of 10,925,000 shares of our common stock for $140.9 million of net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:
•the authorization of the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•the limitation of the removal of directors by the stockholders;
•a staggered board of directors;
•the prohibition of stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•the elimination of the ability of stockholders to call a special meeting of stockholders;
•the ability of our board of directors to accelerate the vesting of outstanding option grants, restricted stock units or other equity awards upon certain transactions that result in a change of control; and
•the establishment of advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.
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
Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the TCJA. According to U.S. GAAP, companies are required to recognize the tax effects of new legislation during the reporting period that includes the enactment date. U.S. states and localities are at various stages of conforming to federal income tax changes as well as proposing limitations of net operating losses. In foreign jurisdictions in which we operate, relief measures include deadline extensions and acceleration of credit refunds. We have evaluated and determined that the impact of these provisions is immaterial.

Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly enacted federal tax legislation.
Our ability to use net operating loss carryforwards and other tax attributes may be limited by the Code.
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, except as described below.
Under the TCJA, as amended by the CARES Act, federal net operating losses (“NOLs”) incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating NOLs arising after 2020 is limited. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. In connection with our acquisition of Annapurna in May 2016, we determined that certain NOLs and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs and research and development tax credits from our deferred tax assets. In addition, we may have experienced an ownership change as a result of the February 2018 underwritten public offering of our common stock, and may in the future experience ownership changes from future offerings or other changes in the ownership of our stock, including as a result of our February 2020 offering of our common stock.
From the state legislative aspect, Governor Newsom’s proposed budget which was submitted on May 14, 2020, could have an adverse impact to the utilization of California NOLs deductions and research credits. Specifically, his budget would suspend utilization of California NOLs and limit the utilization of credits to $5 million per year for 3 years.
As a result, the amount of the NOLs and research credits carryforwards presented in our financial statements could be limited and may expire unutilized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable

Item 6. Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	May 12, 2016	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

10.1	Form of Indemnification Agreement for Directors and Executive Officers					X

10.2	Employment Agreement, dated July 26, 2019, between Adverum Biotechnologies, Inc. and Angela Thedinga.					X

10.3	Promotion Letter, dated February 21, 2020, between Adverum Biotechnologies, Inc. and Angela Thedinga					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

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

Date: May 28, 2020	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Leone Patterson
Leone Patterson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 28, 2020	By:	/s/ Thomas Leung
Thomas Leung
Chief Financial Officer (Principal Financial and Accounting Officer)