Form 10-Q
period 2020-06-30
Adverum Biotechnologies, Inc.
filed 2020-08-10
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2020, there were 80,656,651 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$27,359	$65,897
Short-term investments	252,780	100,138
Prepaid expenses and other current assets	2,542	9,835
Total current assets	282,681	175,870
Operating lease right-of-use assets	20,011	20,963
Property and equipment, net	27,466	24,884
Restricted cash	999	999
Deposit and other long-term assets	19	11
Total assets	$331,176	$222,727
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,367	$4,103
Accrued expenses and other current liabilities	6,666	11,271
Lease liability, current portion	4,221	4,034
Total current liabilities	21,254	19,408
Lease liability, net of current portion	27,258	28,214
Other non-current liabilities	101	148
Total liabilities	48,613	47,770
Stockholders’ equity:
Preferred stock	—	—
Common stock	8	7
Additional paid-in capital	720,288	560,704
Accumulated other comprehensive loss	(598)	(725)
Accumulated deficit	(437,135)	(385,029)
Total stockholders’ equity	282,563	174,957
Total liabilities and stockholders' equity	$331,176	$222,727
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	19,177	8,970	33,928	19,101
General and administrative	10,598	7,132	19,638	12,708
Total operating expenses	29,775	16,102	53,566	31,809
Operating loss	(29,775)	(16,102)	(53,566)	(31,809)
Other income, net	575	1,148	1,460	2,366
Net loss	(29,200)	(14,954)	(52,106)	(29,443)
Other comprehensive loss:
Net unrealized gain on marketable securities	194	20	140	23
Foreign currency translation adjustment	41	(4)	(13)	38
Comprehensive loss	$(28,965)	$(14,938)	$(51,979)	$(29,382)
Net loss per share — basic and diluted	$(0.36)	$(0.23)	$(0.68)	$(0.46)
Weighted-average common shares used to compute net loss per share - basic and diluted	80,229	63,740	77,010	63,429
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	67,329	$7	$560,704	$(725)	$(385,029)	$174,957
Stock-based compensation expense	—	—	3,409	—	—	3,409
Issuance of common stock, net of issuance costs of $332	10,925	1	140,872	—	—	140,873
Common stock issued upon exercise of stock options	1,310	—	9,650	—	—	9,650
Common stock issued upon exercise of warrants	7	—	—	—	—	—
Common stock issued upon release of restricted stock units	462	—	—	—	—	—
Restricted stock surrendered for taxes	(155)	—	(1,922)	—	—	(1,922)
Foreign currency translation adjustments	—	—	—	(54)	—	(54)
Unrealized loss on marketable securities, net	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(22,906)	(22,906)
Balance at March 31, 2020	79,878	8	712,713	(833)	(407,935)	303,953
Stock-based compensation expense	—	—	4,785	—	—	4,785
Issuance of common stock, additional issuance costs	—	—	(51)	—	—	(51)
Issuance of common stock upon exercise of stock options	643	—	2,487	—	—	2,487
Common stock issued under employee stock purchase plan	57	—	475	—	—	475
Issuance of common stock upon release of restricted stock units	66	—	—	—	—	—
Restricted stock surrendered for taxes	(5)	—	(121)	—	—	(121)
Foreign currency translation adjustments	—	—	—	41	—	41
Unrealized gain on marketable securities, net	—	—	—	194	—	194
Net loss	—	—	—	—	(29,200)	(29,200)
Balance at June 30, 2020	80,639	$8	$720,288	$(598)	$(437,135)	$282,563

Balance at December 31, 2018	62,965	$6	$522,503	$(799)	$(320,543)	$201,167
Stock-based compensation expense	—	—	1,762	—	—	1,762
Common stock issued upon exercise of stock options	119	—	162	—	—	162
Common stock issued upon release of restricted stock units	397	—	—	—	—	—
Restricted stock surrendered for taxes	(145)	—	(504)	—	—	(504)
Foreign currency translation adjustments	—	—	—	42	—	42
Unrealized gain on marketable securities, net	—	—	—	3	—	3
Net loss	—	—	—	—	(14,489)	(14,489)
Balance at March 31, 2019	63,336	6	523,923	(754)	(335,032)	188,143
Stock-based compensation expense	—	—	2,626	—	—	2,626
Issuance of common stock, private placement	20	—	134	—	—	134
Common stock issued upon exercise of stock options	823	—	2,312	—	—	2,312
Common stock upon release of restricted stock units	220	—	—	—	—	—
Restricted stock surrendered for taxes	(73)	—	(700)	—	—	(700)
Common stock issued under employee stock purchase plan	51	—	163	—	—	163
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Unrealized gain on marketable securities, net	—	—	—	20	—	20
Net loss	—	—	—	—	(14,954)	(14,954)
Balance at June 30, 2019	64,377	$6	$528,458	$(738)	$(349,986)	$177,740
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(52,106)	$(29,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,896	846
Stock-based compensation expense	8,194	4,388
Amortization of premium and accrued interest on marketable securities	(429)	(414)
Other	(6)	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,298	589
Other assets	(8)	(18)
Operating lease right-of-use asset	952	1,078
Accounts payable	6,962	(924)
Accrued expenses and other current liabilities	(2,507)	(2,029)
Lease liability	(769)	1,084
Net cash used in operating activities	(30,523)	(24,805)
Cash flows from investing activities:
Purchases of marketable securities	(319,690)	(70,549)
Maturities of marketable securities	160,900	41,385
Sales of marketable securities	6,748	—
Purchases of property and equipment	(7,328)	(4,683)
Net cash used in investing activities	(159,370)	(33,847)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	140,822	—
Proceeds from issuance of common stock	—	134
Proceeds from issuance of common stock pursuant to option exercises	12,101	2,474
Taxes paid related to net share settlement of restricted stock units	(2,043)	(1,204)
Proceeds from employee stock purchase plan	475	163
Repayment of loan	—	(56)
Net cash provided by financing activities	151,355	1,511
Net decrease in cash and cash equivalents and restricted cash	(38,538)	(57,141)
Cash and cash equivalents and restricted cash at beginning of period	66,896	155,948
Cash and cash equivalents and restricted cash at end of period	$28,358	$98,807
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$2,391	$291
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Adverum Biotechnologies, Inc. (the “Company” or "Adverum") is a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. The Company develops gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. The Company’s core capabilities include clinical development, novel vector discovery, and in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control. Since the Company’s inception, it has devoted its efforts to performing research and development activities, filing patent applications, hiring personnel and raising capital to support these activities.
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $437.1 million as of June 30, 2020. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations into 2022.
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The full extent to which the novel coronavirus disease ("COVID-19") pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and manufacturing, clinical trials and research and development costs, is dependent upon future developments that are highly uncertain at this time.
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

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. Topic 326 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. Topic 326 will become effective for the Company beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting Topic 326, but does not expect the effect of adoption to be material.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$5,952	$—	$—	$5,952
Level 2:
U.S. government and agency securities	222,151	129	(31)	222,249
Commercial paper	46,817	60	—	46,877
Total cash equivalents and short-term investments	274,920	189	(31)	275,078
Less: cash equivalents	(22,298)	—	—	(22,298)
Total short-term investments	$252,622	$189	$(31)	$252,780

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$15,056	$—	$—	$15,056
Level 2:
U.S. government and agency securities	37,974	14	(2)	37,986
Commercial paper	87,983	8	(8)	87,983
Corporate bonds	10,495	6	—	10,501
Total cash equivalents and short-term investments	151,508	28	(10)	151,526
Less: cash equivalents	(51,391)	—	3	(51,388)
Total short-term investments	$100,117	$28	$(7)	$100,138

As of June 30, 2020, $55.7 million of marketable securities had remaining maturities between one and two years. The remainder of the marketable securities have a remaining maturity of less than one year. As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company's consolidated balance sheet. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management determined that the gross unrealized losses on the Company’s marketable securities as of June 30, 2020 were temporary in nature and none were in continuous loss position for 12 months or more. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of June 30, 2020.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Computer equipment and software	$824	$752
Laboratory equipment	8,382	6,291
Furniture and fixtures	1,263	678
Leasehold improvements	25,282	1,602
Construction in progress	—	23,553
Total property and equipment	35,751	32,876
Less accumulated depreciation and amortization	(8,285)	(7,992)
Property and equipment, net	$27,466	$24,884
Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2020 and 2019 was $1.3 million, and $0.4 million, respectively, and for the six months ended June 30, 2020 and 2019 was $1.9 million and $0.8 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Employee compensation	$3,248	$4,055
Accrued preclinical, clinical and process development costs	1,656	1,973
Accrued professional services	1,197	2,607
Other	565	2,636
Total accrued expenses and other current liabilities	$6,666	$11,271

5. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2019	8,995	$7.19
Options granted	3,501	19.35
Options exercised	(1,953)	6.20
Options forfeited	(576)	10.11
Balance at June 30, 2020	9,967	$11.49
Exercisable as of June 30, 2020	3,115	$7.89
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2019	1,121	$4.59
Granted	104	15.75
Vested and released	(529)	4.59
Forfeited	(94)	7.10
Outstanding at June 30, 2020	602	$6.13
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Research and development	$1,668	$845	$2,916	$1,477
General and administrative	3,117	1,781	5,278	2,911
Total stock-based compensation expense	$4,785	$2,626	$8,194	$4,388

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

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2020	June 30, 2019
	(In thousands)
Stock options	9,967	7,888
Restricted stock units	602	1,280
ESPP	11	8
Warrants to purchase common stock	80	90
	10,660	9,266

7. Related Party Transaction
In our February 2020 underwritten public offering of common stock, James Scopa, a member of our Board, and Anne Kenner, as Trustees for the James P. Scopa and Anne E. Kenner Family Trust (the “Trust”) purchased on behalf of the Trust 10,000 shares of our common stock at a price of $13.75 per share, the public offering price in our February 2020 underwritten public offering of common stock, for an aggregate purchase price of $0.1 million, payable in cash.

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
Overview
We are a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. We develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include novel vector discovery, preclinical and clinical development and in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“cGMP”) quality control.
Our lead product candidate ADVM-022 is a single intravitreal (“IVT”) injection gene therapy designed to deliver long-term durability with robust treatment response, reduce the treatment burden of frequent anti-vascular endothelial growth factor (“anti-VEGF”) injections, and improve real-world vision outcomes for patients. ADVM-022 is targeting the treatment of patients with chronic retinal diseases that respond to standard-of-care anti-VEGF therapy, including wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”). ADVM-022 utilizes a proprietary vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette.
Wet AMD is a leading cause of vision loss in patients over 60 years of age, with a prevalence of approximately 1.2 million individuals in the U.S. and 3 million worldwide. In recognition of the need for new treatment options for wet AMD, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation for ADVM-022 for the treatment of wet AMD.
We are conducting the OPTIC trial, designed as a multi-center, open-label, Phase 1, dose-ranging safety trial of ADVM-022 in patients with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Patients in OPTIC are treatment experienced, and previously required frequent anti-VEGF injections to control their wet AMD and to maintain functional vision. Patients received a high dose (6 x 10^11 vg/eye) of ADVM-022 in Cohort 1 (n=6) and Cohort 4 (n=9), and patients received a low dose (2 x 10^11 vg/eye) of ADVM-022 in Cohort 2 (n=6) and Cohort 3 (n=9).
In OPTIC, ADVM-022 continues to show robust treatment response from both high and low doses. We have observed long-term durability beyond 15 months from a single IVT injection of ADVM-022 with zero anti-VEGF rescue injections in Cohort 1 (high dose). ADVM-022 continues to be well tolerated across all four cohorts. In addition, we have seen encouraging early safety data with prophylactic steroid eye drops from Cohort 4 (high dose) consistent with Cohort 3 (low dose).
With OPTIC enrollment complete, we plan to present clinical data from all four cohorts by the end of 2020 and initiate a pivotal trial for ADVM-022 in wet AMD in mid-2021. As we advance ADVM-022 for two large ocular disease indications, we are initiating process scale-up from 200L to 1000L scale to support the future commercial product launch of ADVM-022. In addition, we are beginning to plan for in-house manufacturing capabilities with the initiation of site selection.
Diabetes impacts over 30 million people in the United States, over 400 million people globally and is increasing in prevalence. Approximately 5% of adults with type II diabetes are impacted by DME, a vision-threatening complication of diabetic retinopathy (“DR”) and the leading cause of vision loss in patients with DR. Based on the promising safety and efficacy data from the OPTIC trial for ADVM-022 in patients with wet AMD, we are advancing our novel gene therapy for patients with DME. We recently initiated the INFINITY Phase 2 trial, a multi-center, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of ADVM-022 in patients with DME.
In the INFINITY trial, we have begun randomizing patients and plan to enroll approximately 33 patients. The INFINITY trial is designed to demonstrate superior control of disease activity following a single IVT injection of ADVM-022 compared to a single aflibercept injection, as measured by time to worsening of DME disease activity in the study eye. Additional objectives include assessments of treatment burden, visual acuity, retinal anatomy and safety outcomes. Participants in this double-masked trial are being randomized to one of three arms for their study eye treatment: Arm 1 will receive high dose (6 x 10^11 vg/eye) of ADVM-022, Arm 2 will receive low dose (2 x 10^11 vg/eye) of ADVM-022, and Arm 3 will receive aflibercept at a dose of 2 mg. As we advance the INFINITY trial, we plan to present clinical data from this trial in the second half of 2021.

We have licensed the right to use AAV.7m8 to GenSight Biologics S.A. (“GenSight”) to deliver certain therapeutic transgenes, including channel rhodopsin protein, which GenSight is using in their product candidate GS030 for retinitis pigmentosa, currently in clinical development.
In the first quarter of 2020, we moved into our new facility in Redwood City, California. This new 81,000 square foot facility serves as our corporate headquarters and includes expanded laboratory space as well as space for expanded manufacturing process capabilities.
Impact of COVID-19
Our results of operations and financial condition for the three and six months ended June 30, 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.
Impact on Operations
We are continuously evaluating and addressing potential impacts of the COVID-19 pandemic on our operations. To date, we have experienced limited impact due to COVID-19 on our operations. Our offices, laboratories, clinical trial sites, contract research organizations (“CROs”), contract manufacturing organizations, and other collaborators and partners are located in jurisdictions where quarantines, executive orders, shelter-in-place orders, guidelines, and other similar orders and restrictions intended to control the spread of the disease have been put in place by governmental authorities.
We are committed to the health and safety of our employees and their families and doing our part to slow the community spread of COVID-19. In mid-March, we implemented a number of actions, including a work-from-home policy for employees whose jobs do not require them to be onsite, allowing for flexible work schedules, restricting in-person meetings, and limiting onsite activities to only the most time-critical or necessary operational activities. We have maintained certain essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite procedures. We believe these measures and others have allowed us to mitigate, but not eliminate, the effects and risks on our on-site operations posed by the COVID-19 pandemic.
Impact on Clinical Trials
The ultimate impact of the COVID-19 pandemic on our ongoing and planned clinical trials is uncertain and subject to change. To date, we have experienced limited impact due to COVID-19 on our ongoing clinical programs, including the OPTIC and INFINITY clinical trials. We are working closely with our clinical trial sites to monitor and attempt to address or limit the potential negative impacts of the evolving COVID-19 outbreak on patient safety, patient enrollment, continued participation of patients already enrolled in our clinical studies, protocol compliance, data quality, and overall study integrity. Despite these efforts, we are unsure as to whether the COVID-19 pandemic will significantly impact trial enrollment or completion of our current or planned clinical studies.
Impact on Supply Chain and Manufacturing
While we have not yet experienced significant disruptions to our supply chain and manufacturing as a result of the COVID-19 pandemic, we cannot be certain that this trend will continue. Based on current information, we believe that our partners in our supply chain have been and will continue to serve us continuously during the COVID-19 pandemic. However, certain of these partners have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19, which could result in supply interruptions. We have sufficient drug supply for our current clinical trials; however, to mitigate against future potential delays in product supply, we are currently implementing additional measures to address these risks, including securing additional supplies and manufacturing capacity reserve, which have resulted in additional expenses and may result in other additional expenses in the future.
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2020, we had an accumulated deficit of $437.1 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.

While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.
We currently have no operational clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are currently contracted out to third parties. Additionally, we use third-party CROs to carry out our clinical development and we do not have a sales organization.
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
As of June 30, 2020, we had $280.1 million in cash, cash equivalents and short-term investments. We believe that we have sufficient cash to fund operations into 2022.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K as filed with the SEC on March 12, 2020.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Operating expenses:
Research and development	$19,177	$8,970	$10,207	$33,928	$19,101	$14,827
General and administrative	10,598	7,132	3,466	19,638	12,708	6,930
Total operating expenses	29,775	16,102	13,673	53,566	31,809	21,757
Operating loss	(29,775)	(16,102)	(13,673)	(53,566)	(31,809)	(21,757)
Other income, net	575	1,148	(573)	1,460	2,366	(906)
Net loss	$(29,200)	$(14,954)	$(14,246)	$(52,106)	$(29,443)	$(22,663)
Research and Development Expense
Research and development expense increased $10.2 million to $19.2 million for the three months ended June 30, 2020 from $9.0 million for the three months ended June 30, 2019. This overall increase was primarily related to a $5.8 million increase in production costs related to product candidate ADVM-022 and earlier-stage research programs, a $2.3 million increase in personnel-associated costs including higher stock-based compensation expenses, salaries and bonus as a result of increased headcount, a $1.0 million increase in laboratory and CRO costs, a $0.5 million increase in recruiting fees, and a $0.4 million increase in facilities costs as we fully transitioned into the new facilities in the second quarter of 2020. Stock-based compensation expense included in research and development expenses was $1.7 million for the second quarter of 2020, compared to $0.8 million for the second quarter of 2019.
Research and development expense increased $14.8 million to $33.9 million for the six months ended June 30, 2020 from $19.1 million for the six months ended June 30, 2019. This overall increase was primarily related to a $7.5 million increase in production costs related to product candidate ADVM-022 and earlier-stage research programs, a $3.8 million increase in personnel-associated costs including higher stock-based compensation expenses, salaries and bonus as a result of increased headcount, a $1.2 million increase in facilities costs as we moved into the new facilities during the first quarter of 2020, a $0.9 million increase in laboratory costs, and a $0.9 million increase in contractors, consultants and recruiting fees. Stock-based compensation expense included in research and development expenses was $2.9 million for the six months ended June 30, 2020, compared to $1.5 million for the six months ended June 30, 2019.
For the periods presented, our research and development activities are attributable to our wet AMD, DME, rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy product candidate ADVM-022 and earlier-stage research programs.

General and Administrative Expense
General and administrative expense increased $3.5 million to $10.6 million for the three months ended June 30, 2020 from $7.1 million for the three months ended June 30, 2019. This reflects increases of $2.2 million in personnel-associated costs including higher stock-based compensation expense, salaries and bonus as a result of increased headcount, $0.8 million in depreciation expense as the new facilities were in full service during the second quarter of 2020, and $0.5 million in consulting and contractor costs. Stock-based compensation expense included in general and administrative expenses was $3.1 million for the second quarter of 2020, compared to $1.8 million for the second quarter of 2019.
General and administrative expense increased $6.9 million to $19.6 million for the six months ended June 30, 2020 from $12.7 million for the six months ended June 30, 2019. This reflects increases of $3.9 million in personnel-associated costs including higher stock-based compensation expense, salaries and bonuses as a result of increased headcount, $1.1 million in consulting and contractor costs to support our organizational growth, $1.0 million in facility costs and depreciation expense primarily for the new facility, and $0.9 million professional expenses for increased expenses for audit, tax, patent and other services. Stock-based compensation expense included in general and administrative expenses was $5.3 million for the six months ended June 30, 2020, compared to $2.9 million for the six months ended June 30, 2019.
We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal, finance and investor functions to support our organizational growth.
Other Income, Net
The decrease of $0.6 million and $0.9 million in other income, net, for the three and six months ended June 30, 2020 as compared to 2019, respectively, was primarily due to a lower yield from our investment portfolio.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of June 30, 2020, we had an accumulated deficit of $437.1 million. As of June 30, 2020, we had $280.1 million in cash, cash equivalents and short-term investments compared to $166.0 million as of December 31, 2019. We believe that our existing cash and cash equivalents and short-term investments as of June 30, 2020 will be sufficient to fund our operations into 2022.
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
Cash Flows

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(30,523)	$(24,805)
Net cash used in investing activities	(159,370)	(33,847)
Net cash provided by financing activities	151,355	1,511
Net decrease in cash and cash equivalents and restricted cash	$(38,538)	$(57,141)
Cash Used in Operating Activities
During the six months ended June 30, 2020, net cash used in operating activities was $30.5 million, primarily as a result of the net loss of $52.1 million, partially offset by $9.7 million of non-cash charges mainly related to stock-based compensation expense and depreciation and amortization expenses, and $11.9 million of net increase in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
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
Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 consisted of $152.0 million of net purchases of marketable securities and $7.3 million of purchases of property and equipment primarily related to the new facility.
Net cash used in investing activities for the six months ended June 30, 2019 consisted of $29.2 million of net purchases of marketable securities and $4.7 million of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities for six months ended June 30, 2020 consisted of $140.8 million of net proceeds from the sale of our common stock and $12.1 million of net proceeds from the exercise of stock options, and $0.5 million in proceeds from employee stock purchase plan, partially offset by $2.0 million in taxes paid relating to net share settlement of restricted stock units and repayment of loans.
Net cash provided by financing activities for six months ended June 30, 2019 consisted primarily of $2.5 million of the net proceeds from the exercises of stock options, partially offset by $1.2 million in taxes paid relating to net share settlement of restricted stock units and repayment of loans.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We will require substantial future capital in order to complete the preclinical and clinical development for our product candidates and potentially to commercialize these product candidates. Any future clinical trials or expansion of ongoing clinical trials of our product candidates would cause an increase in our spending levels, as would other corporate activities such as building a manufacturing facility to supply our product candidates. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:
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
•establishing commercial manufacturing capabilities, for example, by engaging third-party manufacturers or developing our own manufacturing capabilities that can provide products and services to support clinical development and the market demand for our product candidates, if approved;
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

In April 2019, the FDA placed our IND application for ADVM-022 for the treatment of wet age-related macular degeneration ("wet AMD") on clinical hold and requested certain information and requirements related to chemistry, manufacturing and controls (“CMC”). We subsequently responded to the FDA, and in May 2019, the FDA lifted the clinical hold, allowing dose escalation up to 2 x 10^12 vg in the OPTIC trial. However, our IND remains on partial clinical hold for dosing patients with a dose of 6 x 10^12 vg. Given the preliminary robust anatomical response we observed from patients in the first cohort, we dosed patients in the second and third cohorts of the OPTIC trial with a lower dose of 2 x 10^11 vg and in our fourth cohort at 6 x 10^11 vg. We do not currently intend to dose patients at 6 x 10^12 vg in any of our clinical trials involving ADVM-022, but should we need to, there is no guarantee that the FDA will lift the partial clinical hold promptly, if at all. In addition, if we are unable to respond to these CMC requirements and the requirements related to the partial clinical hold to the FDA’s satisfaction and within the timeframe we expect, the FDA will not remove the clinical hold, which may prevent us from beginning late-stage clinical trials involving ADVM-022, delay or prevent us from advancing our clinical programs and our business may be harmed.
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
If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology. Promising preclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a preclinical model, including non-human primate (“NHP”) models, may be significantly higher than the level of protein expression achieved in humans. Similarly, human subjects administered our product candidates may develop side effects that were not observed in animal models and/or are more severe than those observed in animal models. In addition, even industry-accepted animal models may not accurately replicate human disease. For example, the laser-induced choroidal neovascularization model in NHPs is the industry accepted animal model for wet AMD, where efficacy is assessed by reduction of the number of clinically relevant neovascular lesions. Even so, this model does not replicate all aspects of wet AMD in humans, some of which may be relevant to the success of ADVM-022. Success in preclinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through preclinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may only become apparent when the candidate is tested in human patients suffering from the relevant disease. In addition, in clinical trials, such as our OPTIC and INFINITY trials, each cohort of patients may be treated with a different dose of the tested drug or different prophylactic steroid regimen, potentially resulting in different safety profiles or efficacy levels in each of the cohorts. Furthermore, the initiation of future trials for a product candidate will be dependent upon demonstrating sufficient safety and efficacy to the relevant regulatory authorities in preceding or other ongoing trials using the same product candidate. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization. Even if our clinical trials successfully meet their endpoints for safety and efficacy, FDA and/or other regulatory agencies may still conclude that the product candidate has not demonstrated a beneficial risk/benefit profile or otherwise does not meet the relevant standard for approval.
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
From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. For example, although we have periodically announced interim data from patients in our OPTIC trial, which showed all ADVM-022 related adverse events (“AEs”) as mild to moderate, there is no guarantee that in the future, we will not have more severe drug- or treatment-related adverse events, including serious adverse events (“SAEs”) or drug-limiting toxicities (“DLTs”) in patients treated with ADVM-022. In addition, in certain clinical trials, such as our OPTIC trial, individual cohorts of patients are enrolled with different dosages and other treatment conditions under our protocol. These different dosages and other treatment conditions may affect clinical outcomes, including safety profiles or efficacy, such as the number of rescue injections required, in each of the cohorts. As a result, preliminary and interim data should be viewed with caution and not relied upon until the final data from a locked database for the entire clinical trial are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects.
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
Identifying and qualifying patients to participate in the INFINITY trial for ADVM-022 for the treatment of DME and any future planned clinical trials will be critical to our success. The timing of current and future clinical trials will depend on the speed at which we can recruit patients to participate in future testing of these product candidates.
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and patient’s safety concerns over participating in a clinical trial during a pandemic. We will be required to identify and enroll a sufficient number of patients with DME for the INFINITY trial, and we will be required to identify and enroll a sufficient number of patients for any future clinical trials for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates, or may meet other exclusion criteria. The incidence of neutralizing antibodies in the population of patients, particularly for rare diseases, is unknown, and may be higher than we expect. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial.
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
During the conduct of preclinical studies and clinical trials, animal models and patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In addition, patients may not comply with the requirements of the study, such as missing physician visits or not taking eye drops as prescribed, which may result in changes to their health or vision that are then attributed to the product candidate. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates has side effects or causes serious or life-threatening side effects, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.
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
Additionally, our lead product candidate, ADVM-022 is designed for long-term, sustained expression of an exogenous protein, aflibercept. Even though Eylea® (aflibercept) has been approved by several regulatory authorities, including the FDA, for the treatment of wet AMD, there may be side effects associated with aflibercept being expressed as a gene therapy treatment modality. If such side effects are serious or life-threatening, the development of our product candidate and future product candidates may fail or be delayed, or, if such product candidate(s) have received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operation.

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
We have relied, and expect to continue to rely, on third parties to conduct some or all aspects of our vector production, process development, assay development, product manufacturing, product testing, protocol development, and research, and these third parties may not perform satisfactorily.
We do not expect to independently conduct all aspects of our vector production, product manufacturing, product testing, protocol development, protocol performance, and research. We currently rely, and expect to continue to rely, on third parties with respect to these items. We may not be able to enter into agreements with these third parties and if we do enter into agreements with these third parties, any of these third parties may not be successful at fulfilling their contractual obligations or may choose to terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for vector production, process development, assay development, product manufacturing, product testing, protocol development, protocol performance, and research activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If any of these third parties on which we rely do not perform satisfactorily, we will remain responsible for ensuring that:
•each of our preclinical studies and clinical trials are conducted in accordance with the study plan and protocols and applicable regulatory requirements;
•vector production, product manufacturing, and product testing are conducted in accordance with applicable cGMP requirements and other applicable regulatory requirements;
•other research, process development, and assay development are conducted in accordance with applicable industry and regulatory standards and norms;
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

If the market for our product candidate, if approved, in the treatment of wet AMD or DME, or any other indication we seek to treat is smaller than we believe it is, our future revenue may be adversely affected, and our business may suffer.
We are advancing the development of ADVM-022 for the treatment of wet AMD, a disease we believe to be the most common cause of vision loss in adults over the age of 50 in developed countries. We are also advancing the development of ADVM-022 for the treatment of DME. If the size of the market for wet AMD, DME, or any other indication we seek to treat is smaller than we anticipate (including in our rare disease programs), we may not be able to achieve profitability and growth. Our projections of the number of people who have wet AMD, DME and other indications, as well as the subset of people with the disease who have the potential to benefit from treatment with ADVM-022 or other future product candidates, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected.
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
There remain executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to eliminate, circumvent or loosen the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole.” Further, in December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act-qualified health plans (“QHPs”) and health insurance issuers under the Affordable Care Act adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. In December 2018, a federal district court judge in Texas found the Affordable Care Act’s individual mandate to be unconstitutional and therefore the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether other portions of the law remain valid. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
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
We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, biotechnology, and gene therapy companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates and gene therapies in development or being commercialized by our competitors for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in our target disease areas, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering patients for clinical trials, and in identifying and in-licensing new product candidates. For example, REGENXBIO is developing RGX-314, an AAV-based gene therapy delivering a gene encoding a therapeutic antibody fragment similar to ranibizumab (Lucentis®) for the treatment of wAMD and diabetic retinopathy, which competes for the same patients, study site resources, and personnel as ADVM-022. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
New developments, including the development of other biotechnology and gene therapy technologies and methods of treating disease, occur in the pharmaceutical, biotechnology and gene therapy industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. Competition in drug development is intense. In addition, we believe that duration of efficacy is an important consideration by physicians and patients when choosing a therapy. However, we do not know and may not know prior to any potential approval the duration of efficacy of our product candidates. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.
Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, Lucentis and EYLEA are currently available in the U.S. for treatment of wet AMD, diabetic macular edema, macular edema secondary to retinal vein occlusion and diabetic retinopathy. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.

Our potential competitors in these diseases may be developing novel therapies that may be safer or more effective or easier to administer than our product candidates. For example, if we continue clinical development of, and seek to commercialize, ADVM-022 for the treatment of wet AMD and DME, it will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules, long acting delivery devices, and gene therapy. Lucentis and EYLEA are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including Bayer, Graybug Vision, Hoffmann-La Roche Ltd., Kodiak Sciences, Novartis, Regeneron and REGENXBIO.
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
In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws restrict certain practices, including research and marketing, in the pharmaceutical industry. These laws include anti-kickback, false claims, physician payment transparency and privacy and security laws and regulations. Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers, under the federal Physician Payments Sunshine Act, for payments made by them to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states and localities also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices, require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or require the registration of pharmaceutical sales representatives.
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

The coronavirus (“COVID-19”) pandemic has impacted our business practices and the effects of its continued impact on our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.
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
Operating under the “shelter-in-place” orders has made it more challenging and time-consuming for us to conduct certain of our operations. The effects of operating under the “shelter-in-place” orders may continue to negatively impact productivity, disrupt our operations and negatively impact our business and financial condition, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, restrictions on our financial functions’ access to our facilities led to a delay in our ability to prepare, complete and file our Quarterly Report on Form 10-Q for the first quarter of 2020. Separately, an increased reliance by us and the companies with which we do business on information technology systems may increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations.
The COVID-19 pandemic may also affect our current and planned trials and development programs, possibly affecting our timelines for commercialization. Shelter-in-place or equivalent orders and the current general reluctance of people to make in-person visits to healthcare providers for treatment of non-life-threatening ailments may make initiating clinical trial sites, identifying potential patients and enrolling them in our clinical trials, retaining any such patients, ensuring that such patients comply with treatment protocols, and collecting sufficient trial data to progress our clinical programs more difficult. For example, patient concerns related to COVID-19 caused some of our OPTIC trial patients to miss scheduled appointments for fear of contracting the virus which, if this were to be repeated over longer periods of time, could impact our ability to collect data we need.
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
•trading volume of our common stock;
•the continuing effects of the COVID-19 pandemic;
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
Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.
To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation and bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
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
Legislation enacted on December 22, 2017, known as the Tax Cuts & Jobs Act (“TCJA”), significantly revises the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of a base erosion and anti-abuse tax and modification or repeal of many business deductions and credits. Several aspects of the TCJA remain unclear and may not be clarified for some time. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. Notwithstanding the reduction in the corporate income tax rate, it is possible that the TCJA, or regulations or interpretations under it, or any other future changes in tax laws, could adversely affect our business and financial condition, and such effect could be material.
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
Under the TCJA, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating NOLs is limited. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. In connection with our acquisition of Annapurna in May 2016, we determined that certain NOLs and research and developments tax credits for both federal and state purposes were severely limited and therefore we removed a significant amount of NOLs and research and development tax credits from our deferred tax assets. In addition, we may have experienced an ownership change as a result of the February 2018 underwritten public offering of our common stock, and may in the future experience ownership changes from future offerings or other changes in the ownership of our stock.
As a result, the amount of the NOLs and research and credit carryforwards presented in our financial statements could be limited and may expire unutilized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable

Item 6. Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	333-197133	S-1/A	July 25, 2014	4.1

10.1	Employment Offer Letter with Laurent Fischer, dated June 11, 2020					X

10.2	Change in Control and Severance Agreement Laurent Fischer, dated June 11, 2020					X

10.3	Amended and Restated Offer Letter with Leone Patterson, dated June 11, 2020					X

10.4	Amended and Restated Change in Control and Severance Agreement with Leone Patterson, dated June 11, 2020					X

10.5	Amended and Restated Change in Control and Severance Agreement with Leone Patterson, dated June 23, 2020					X

10.6	Amended and Restated Non-Employee Director Compensation Policy, effective June 22, 2020					X

10.7	Adverum Biotechnologies, Inc. Amended and Restated 2006 Equity Incentive Plan					X

10.8	Adverum Biotechnologies, Inc. Amended and Restated 2014 Equity Incentive Plan					X

10.9	Adverum Biotechnologies, Inc. Amended and Restated 2017 Inducement Plan					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and is not to be incorporated by reference into any filing of Adverum Biotechnologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Laurent Fischer
Laurent Fischer
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Thomas Leung
Thomas Leung
Chief Financial Officer (Principal Financial and Accounting Officer)