Form 10-Q
period 2020-09-30
Adverum Biotechnologies, Inc.
filed 2020-11-05
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 97,477,603 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$72,696	$65,897
Short-term investments	381,766	100,138
Prepaid expenses and other current assets	5,238	9,835
Total current assets	459,700	175,870
Operating lease right-of-use assets	19,698	20,963
Property and equipment, net	27,295	24,884
Restricted cash	999	999
Deposit and other long-term assets	19	11
Total assets	$507,711	$222,727
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,034	$4,103
Accrued expenses and other current liabilities	8,642	11,271
Lease liability, current portion	4,435	4,034
Total current liabilities	16,111	19,408
Lease liability, net of current portion	26,752	28,214
Other non-current liabilities	136	148
Total liabilities	42,999	47,770
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	7
Additional paid-in capital	930,211	560,704
Accumulated other comprehensive loss	(605)	(725)
Accumulated deficit	(464,904)	(385,029)
Total stockholders’ equity	464,712	174,957
Total liabilities and stockholders' equity	$507,711	$222,727
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration and license revenue	$—	$250	$—	$250
Operating expenses:
Research and development	16,653	9,944	50,581	29,045
General and administrative	11,351	7,389	30,989	20,097
Total operating expenses	28,004	17,333	81,570	49,142
Operating loss	(28,004)	(17,083)	(81,570)	(48,892)
Other income, net	235	965	1,695	3,331
Net loss	(27,769)	(16,118)	(79,875)	(45,561)
Other comprehensive loss:
Net unrealized (loss)/gain on marketable securities	(20)	4	120	27
Foreign currency translation adjustment	13	(11)	—	27
Comprehensive loss	$(27,776)	$(16,125)	$(79,755)	$(45,507)
Net loss per share — basic and diluted	$(0.31)	$(0.25)	$(0.99)	$(0.71)
Weighted-average common shares used to compute net loss per share - basic and diluted	88,867	64,484	80,995	63,764
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	67,329	$7	$560,704	$(725)	$(385,029)	$174,957
Stock-based compensation expense	—	—	3,409	—	—	3,409
Issuance of common stock, net of issuance costs of $332	10,925	1	140,872	—	—	140,873
Common stock issued upon exercise of stock options	1,310	—	9,650	—	—	9,650
Common stock issued upon net exercise of warrants	7	—	—	—	—	—
Common stock issued upon release of restricted stock units	462	—	—	—	—	—
Restricted stock surrendered for taxes	(155)	—	(1,922)	—	—	(1,922)
Foreign currency translation adjustments	—	—	—	(54)	—	(54)
Unrealized loss on marketable securities, net	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(22,906)	(22,906)
Balance at March 31, 2020	79,878	8	712,713	(833)	(407,935)	303,953
Stock-based compensation expense	—	—	4,785	—	—	4,785
Issuance of common stock, additional issuance costs	—	—	(51)	—	—	(51)
Issuance of common stock upon exercise of stock options	643	—	2,487	—	—	2,487
Common stock issued under employee stock purchase plan	57	—	475	—	—	475
Issuance of common stock upon release of restricted stock units	66	—	—	—	—	—
Restricted stock surrendered for taxes	(5)	—	(121)	—	—	(121)
Foreign currency translation adjustments	—	—	—	41	—	41
Unrealized gain on marketable securities, net	—	—	—	194	—	194
Net loss	—	—	—	—	(29,200)	(29,200)
Balance at June 30, 2020	80,639	8	720,288	(598)	(437,135)	282,563
Stock-based compensation expense	—	—	6,020	—	—	6,020
Issuance of common stock, net of issuance costs of $385	16,675	2	203,381	—	—	203,383
Issuance of common stock upon exercise of stock options	83	—	516	—	—	516
Common stock issued upon net exercise of warrants	29	—	—	—	—	—
Common stock issued under employee stock purchase plan	1	—	6	—	—	6
Issuance of common stock upon release of restricted stock units	43	—	—	—	—	—
Restricted stock surrendered for taxes	(3)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	13	—	13
Unrealized loss on marketable securities, net	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(27,769)	(27,769)
Balance at September 30, 2020	97,467	$10	$930,211	$(605)	$(464,904)	$464,712
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - continued
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	62,965	$6	$522,503	$(799)	$(320,543)	$201,167
Stock-based compensation expense	—	—	1,762	—	—	1,762
Common stock issued upon exercise of stock options	119	—	162	—	—	162
Common stock issued upon release of restricted stock units	397	—	—	—	—	—
Restricted stock surrendered for taxes	(145)	—	(504)	—	—	(504)
Foreign currency translation adjustments	—	—	—	42	—	42
Unrealized gain on marketable securities, net	—	—	—	3	—	3
Net loss	—	—	—	—	(14,489)	(14,489)
Balance at March 31, 2019	63,336	6	523,923	(754)	(335,032)	188,143
Stock-based compensation expense	—	—	2,626	—	—	2,626
Issuance of common stock, private placement	20	—	134	—	—	134
Common stock issued upon exercise of stock options	823	—	2,312	—	—	2,312
Common stock upon release of restricted stock units	220	—	—	—	—	—
Restricted stock surrendered for taxes	(73)	—	(700)	—	—	(700)
Common stock issued under employee stock purchase plan	51	—	163	—	—	163
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Unrealized gain on marketable securities, net	—	—	—	20	—	20
Net loss	—	—	—	—	(14,954)	(14,954)
Balance at June 30, 2019	64,377	6	528,458	(738)	(349,986)	177,740
Stock-based compensation expense	—	—	2,661	—	—	2,661
Issuance of common stock upon exercise of stock options	191	1	144	—	—	145
Issuance of common stock upon release of restricted stock units	27	—	—	—	—	—
Restricted stock unit withholdings	(14)	—	—	—	—	—
Taxes paid for RSUs	—	—	(207)	—	—	(207)
Foreign currency translation adjustments	—	—	—	(11)	—	(11)
Unrealized gain on marketable securities, net	—	—	—	4	—	4
Net loss	—	—	—	—	(16,118)	(16,118)
Balance at September 30, 2019	64,581	$7	$531,056	$(745)	$(366,104)	$164,214
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(79,875)	$(45,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,081	1,219
Stock-based compensation expense	14,214	7,049
Amortization of premium and accrued interest on marketable securities	(773)	(813)
Other	25	46
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,194	(1,868)
Other assets	(8)	—
Operating lease right-of-use asset	1,265	1,620
Accounts payable	1,444	(680)
Accrued expenses and other current liabilities	(573)	1,891
Lease liability	(1,061)	2,762
Net cash used in operating activities	(57,067)	(34,335)
Cash flows from investing activities:
Purchases of marketable securities	(511,845)	(133,144)
Maturities of marketable securities	223,765	95,155
Sales of marketable securities	6,748	—
Purchases of property and equipment	(10,411)	(10,874)
Net cash used in investing activities	(291,743)	(48,863)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	344,547	—
Proceeds from issuance of common stock	—	134
Proceeds from issuance of common stock pursuant to option exercises	12,653	2,618
Taxes paid related to net share settlement of restricted stock units	(2,043)	(1,411)
Proceeds from employee stock purchase plan	481	163
Repayment of loan	(29)	(84)
Net cash provided by financing activities	355,609	1,420
Net increase (decrease) in cash and cash equivalents and restricted cash	6,799	(81,778)
Cash and cash equivalents and restricted cash at beginning of period	66,896	155,948
Cash and cash equivalents and restricted cash at end of period	$73,695	$74,170
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$325	$3,625
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $464.9 million as of September 30, 2020. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. The Company believes that it has sufficient funds to continue operations into mid-2022.
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	September 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$727	$—	$—	$727
Level 2:
U.S. government and agency securities	394,905	144	(18)	395,031
Commercial paper	53,729	13	(1)	53,741
Total cash equivalents and short-term investments	449,361	157	(19)	449,499
Less: cash equivalents	(67,735)	—	2	(67,733)
Total short-term investments	$381,626	$157	$(17)	$381,766

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$15,056	$—	$—	$15,056
Level 2:
U.S. government and agency securities	37,974	14	(2)	37,986
Commercial paper	87,983	8	(8)	87,983
Corporate bonds	10,495	6	—	10,501
Total cash equivalents and short-term investments	151,508	28	(10)	151,526
Less: cash equivalents	(51,391)	—	3	(51,388)
Total short-term investments	$100,117	$28	$(7)	$100,138

As of September 30, 2020, $61.4 million of marketable securities had remaining maturities between one and two years. The remainder of the marketable securities have a remaining maturity of less than one year. As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company's consolidated balance sheet. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management determined that the gross unrealized losses on the Company’s marketable securities as of September 30, 2020 were temporary in nature and none were in continuous loss position for 12 months or more. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of September 30, 2020.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Computer equipment and software	$924	$752
Laboratory equipment	9,147	6,291
Furniture and fixtures	1,263	678
Leasehold improvements	25,304	1,602
Construction in progress	137	23,553
Total property and equipment	36,775	32,876
Less accumulated depreciation and amortization	(9,480)	(7,992)
Property and equipment, net	$27,295	$24,884
Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2020 and 2019 was $1.2 million, and $0.4 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $3.1 million and $1.2 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Employee compensation	$4,858	$4,055
Accrued preclinical, clinical and process development costs	2,298	1,973
Accrued professional services	943	2,607
Other	543	2,636
Total accrued expenses and other current liabilities	$8,642	$11,271

5. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2019	8,995	$7.19
Options granted	3,920	18.84
Options exercised	(2,036)	6.22
Options forfeited	(617)	10.20
Balance at September 30, 2020	10,262	$11.65
Exercisable as of September 30, 2020	3,486	$7.95
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2019	1,121	$4.59
Granted	104	15.75
Vested and released	(572)	4.53
Forfeited	(95)	7.12
Outstanding at September 30, 2020	558	$6.33
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Research and development	$2,051	$1,352	$4,967	$2,829
General and administrative	3,969	1,309	9,247	4,220
Total stock-based compensation expense	$6,020	$2,661	$14,214	$7,049

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

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30, 2020	September 30, 2019
	(In thousands)
Stock options	10,262	8,655
Restricted stock units	558	1,137
ESPP	66	96
Warrants to purchase common stock	40	90
	10,926	9,978

7. Related Party Transactions
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
In our August 2020 underwritten public offering of common stock, our CEO and one other executive officer purchased an aggregate of 15,384 shares of our common stock at a price of $13.00 per share, the public offering price in our August 2020 underwritten public offering of common stock, for an aggregate purchase price of $0.2 million, payable in cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 12, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking and other statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic titled “The coronavirus (“COVID-19”) pandemic has impacted our business practices and the effects of its continued impact on our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.”
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
Our lead product candidate ADVM-022 is a single intravitreal (“IVT”) injection gene therapy designed to deliver long-term durability with robust treatment response, reduce the treatment burden of frequent anti-vascular endothelial growth factor (“anti-VEGF”) injections, and improve real-world vision outcomes for patients. ADVM-022 is being developed for the treatment of patients with chronic retinal diseases who respond to standard-of-care anti-VEGF therapy, including wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”). ADVM-022 utilizes a proprietary vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette.
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
In OPTIC, ADVM-022 continues to show robust treatment response from both high and low doses. As reported in our most recent presentation of OPTIC data in early August 2020, we have observed long-term durability beyond 15 months from a single IVT injection of ADVM-022 with zero anti-VEGF rescue injections in Cohort 1 (high dose). ADVM-022 continues to be well tolerated across all four cohorts. In addition, we have seen encouraging early safety data with prophylactic steroid eye drops from Cohort 4 (high dose) consistent with Cohort 3 (low dose). In November 2020, we plan to present additional clinical data from all four cohorts. As we continue to follow patients in OPTIC, we plan to present additional clinical data from this trial in 2021.
Based on the promising data observed thus far from OPTIC, we plan to initiate a pivotal trial for ADVM-022 in wet AMD in mid-2021. As we advance ADVM-022 for two large ocular disease indications, we are initiating process scale-up from 200L to 1000L scale to support the future commercial product launch of ADVM-022. In addition, we are beginning to plan for in-house manufacturing capabilities with the initiation of site selection.

Diabetes impacts over 30 million people in the United States, over 400 million people globally and is increasing in prevalence. Approximately 5% of adults with type II diabetes are impacted by DME, a vision-threatening complication of diabetic retinopathy (“DR”) and the leading cause of vision loss in patients with DR. Based on the promising safety and efficacy data from the OPTIC trial for ADVM-022 in patients with wet AMD, we are advancing our novel gene therapy for patients with DME. We are conducting the INFINITY Phase 2 trial, a multi-center, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of ADVM-022 in patients with DME.
In the INFINITY trial, we are randomizing patients and plan to enroll approximately 33 patients. The INFINITY trial is designed to demonstrate superior control of disease activity following a single IVT injection of ADVM-022 compared to a single aflibercept injection, as measured by time to worsening of DME disease activity in the study eye. Additional objectives include assessments of treatment burden, visual acuity, retinal anatomy and safety outcomes. Participants in this double-masked trial are being randomized to one of three arms for their study eye treatment: Arm 1 will receive high dose (6 x 10^11 vg/eye) of ADVM-022, Arm 2 will receive low dose (2 x 10^11 vg/eye) of ADVM-022, and Arm 3 will receive aflibercept at a dose of 2 mg. As we advance the INFINITY trial, we plan to present clinical data from this trial in the second half of 2021.
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
Impact of COVID-19
Our results of operations and financial condition for the three and nine months ended September 30, 2020 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.
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

Impact on Supply Chain and Manufacturing
While we have not yet experienced significant disruptions to our supply chain and manufacturing as a result of the COVID-19 pandemic, we cannot be certain that this trend will continue. Based on current information, we believe that our partners in our supply chain have been and will continue to serve us continuously during the COVID-19 pandemic. However, certain of these partners have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19, which could result in supply interruptions. We have sufficient drug supply for our ongoing current clinical trials; however, to mitigate against future potential delays in product supply, we are currently implementing additional measures to address these risks, including securing additional supplies and manufacturing capacity reserve, which have resulted in additional expenses and may result in other additional expenses in the future.
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of September 30, 2020, we had an accumulated deficit of $464.9 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of September 30, 2020, we had $454.5 million in cash, cash equivalents and short-term investments. We believe that we have sufficient cash to fund operations into mid-2022.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)
Collaboration and license revenue	$—	$250	$(250)	$—	$250	$(250)
Operating expenses:
Research and development	16,653	9,944	6,709	50,581	29,045	21,536
General and administrative	11,351	7,389	3,962	30,989	20,097	10,892
Total operating expenses	28,004	17,333	10,671	81,570	49,142	32,428
Operating loss	(28,004)	(17,083)	(10,921)	(81,570)	(48,892)	(32,678)
Other income, net	235	965	(730)	1,695	3,331	(1,636)
Net loss	$(27,769)	$(16,118)	$(11,651)	$(79,875)	$(45,561)	$(34,314)

Revenue
Our revenue for the three and nine months ended September 30, 2019 was related to a milestone payment under our license agreement with GenSight.
Research and Development Expense
Research and development expense increased $6.7 million to $16.7 million for the three months ended September 30, 2020 from $9.9 million for the three months ended September 30, 2019. This overall increase was primarily related to a $2.2 million increase in personnel-associated costs including higher stock-based compensation expense, salaries and bonus mainly driven by headcount increase, a $2.0  million increase in production costs related to product candidate ADVM-022 and earlier-stage research programs, a $0.9 million increase in laboratory costs, a $0.7 million increase in expenses for consultants and contractors, and a $0.6 million increase in clinical trial. Stock-based compensation included in research and development expenses was $2.1 million for the third quarter of 2020, compared to $1.4 million for the third quarter of 2019.
Research and development expense increased $21.5 million to $50.6 million for the nine months ended September 30, 2020 from $29.0 million for the nine months ended September 30, 2019. This overall increase was primarily related to a $9.4 million increase in production costs related to product candidate ADVM-022 and earlier-stage research programs, a $6.0 million increase in personnel-associated costs including higher stock-based compensation expense, salaries and bonus mainly driven by headcount increase, a $1.8 million increase in laboratory costs, a $1.3 million increase in expenses for consultants, contractors, and other outside services, a $1.1 million increase in facilities costs as we moved into the new facilities during the first quarter of 2020, and a $0.7 million increase in clinical trial. Stock-based compensation expense included in research and development expenses was $5.0 million for the nine months ended September 30, 2020, compared to $2.8 million for the nine months ended September 30, 2019.
For the periods presented, our research and development activities were attributable to our wet AMD, DME, rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy product candidate ADVM-022 and earlier-stage research programs.
General and Administrative Expense
General and administrative expense increased $4.0 million to $11.4 million for the three months ended September 30, 2020 from $7.4 million for the three months ended September 30, 2019, primarily related to an increase of $3.5 million in personnel-associated costs including higher stock-based compensation expense, salaries and bonus mainly driven by headcount increase. The overall increase was also caused by increases of $0.7 million in depreciation expense as we moved into the new facilities during the first quarter of 2020 and $0.3 million in insurance and license fees, partially offset by a $0.5 million decrease in expenses for consultants and contractors. Stock-based compensation expense included in general and administrative expenses was $4.0 million for the third quarter of 2020, compared to $1.3 million for the third quarter of 2019.
General and administrative expense increased $10.9 million to $31.0 million for the nine months ended September 30, 2020 from $20.1 million for the nine months ended September 30, 2019, primarily related to an increase of $7.5 million in personnel-associated costs including higher stock-based compensation expense, salaries and bonuses mainly driven by headcount increase. The overall increase was also caused by increases of $1.7 million in depreciation expense as we moved into the new facilities during the first quarter of 2020, $0.9 million in fees for audit, tax, patent and other professional services, and $0.7 million in insurance and license fees. Stock-based compensation expense included in general and administrative expenses was $9.2 million for the nine months ended September 30, 2020, compared to $4.2 million for the nine months ended September 30, 2019.
We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal, finance and investor functions to support our organizational growth.
Other Income, Net
The decreases of $0.7 million and $1.6 million in other income, net, for the three and nine months ended September 30, 2020 as compared to 2019, respectively, were primarily due to a lower yield from our short term investments.

Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of September 30, 2020, we had an accumulated deficit of $464.9 million. As of September 30, 2020, we had $454.5 million in cash, cash equivalents and short-term investments compared to $166.0 million as of December 31, 2019. We believe that our existing cash and cash equivalents and short-term investments as of September 30, 2020 will be sufficient to fund our operations into mid-2022.
In August 2020, we sold an aggregate of 16,675,000 shares of our common stock for $203.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.
In February 2020, we sold an aggregate of 10,925,000 shares of our common stock for $140.8 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.
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
Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(57,067)	$(34,335)
Net cash used in investing activities	(291,743)	(48,863)
Net cash provided by financing activities	355,609	1,420
Net increase (decrease) in cash and cash equivalents and restricted cash	$6,799	$(81,778)

Cash Used in Operating Activities
During the nine months ended September 30, 2020, net cash used in operating activities was $57.1 million, primarily as a result of net loss of $79.9 million due to the continued activities developing our product candidates, partially offset by $16.5 million of non-cash charges mainly related to $14.2 million of stock-based compensation expense and $3.1 million of depreciation and amortization expenses, and $6.3 million of net increase in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
During the nine months ended September 30, 2019, net cash used in operating activities was $34.3 million, primarily as a result of net loss of $45.6 million due to the continued activities developing our product candidates, partially offset by $9.1 million of non-cash charges primarily related to $7.0 million of stock-based compensation expense and $1.2 million depreciation and amortization expenses, and $2.1 million of net decrease in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 consisted of $281.3 million of net purchases of marketable securities and $10.4 million of purchases of property and equipment primarily related to the new facility.
Net cash used in investing activities for the nine months ended September 30, 2019 consisted of $38.0 million of net purchases of marketable securities and $10.9 million of purchases of property and equipment. Purchases of property and equipment primarily consisted of the leasehold improvements related to the new facility.
Cash Provided by Financing Activities
Net cash provided by financing activities for nine months ended September 30, 2020 consisted of $344.5 million of net proceeds from the sale of our common stock, $12.7 million of net proceeds from the exercise of stock options, and $0.5 million in proceeds from employee stock purchase plan, partially offset by $2.0 million in taxes paid relating to net share settlement of restricted stock units and repayment of loans.
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
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into mid-2022. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.
We currently expect our cash, cash equivalents and short-term investments to fund our planned operations into mid-2022. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials and expected investments into our manufacturing capabilities, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned, through collaboration agreements and public or private financings. If we run low on capital before we are able to achieve meaningful clinical data for some or all of our product candidates, we may be unable to successfully raise additional funds, and, consequentially, may need to significantly curtail some or all of our development activities.
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
Also, before a clinical study can begin, each study site's institutional review board (“IRB”) and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess appropriateness to conduct the clinical study at that site. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for human research on or for approval of any of our product candidates.
These regulatory review committees and advisory groups, and the guidelines they promulgate, may lengthen our regulatory review process, require us to perform additional studies, increase our development costs, increase or otherwise change chemistry, manufacturing and controls ("CMC") requirements, lead to changes in our regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will usually be required to consult with these, and potentially other, regulatory and advisory groups and comply with applicable guidelines or recommendations. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs incurred in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
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
Drug development has inherent risk. Few of our product candidates and proprietary viral vectors have been evaluated in clinical trials in patients. Our lead product candidate, ADVM-022 for the treatment of wet age-related macular degeneration ("wet AMD") and DME, uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may experience unexpected results in clinical trials in the future. We, or any licensee or development partner, will be required to demonstrate through adequate and well-controlled clinical trials that our product candidate or another party’s product candidate containing one of our proprietary viral vectors are safe and effective for use in their target indications before seeking regulatory approvals for commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors. Any such delay or failure could significantly harm our business prospects, financial condition and results of operations.
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
Changes in laws and governmental policies may have an effect on regulations. For example, on January 31, 2020, the United Kingdom (UK) withdrew from the European Union (EU), commonly referred to as Brexit. Under the withdrawal agreement agreed between the UK and the EU, the UK will be subject to a transition period until December 31, 2020 (the “Transition Period”) during which EU rules will continue to apply. During the Transition Period, negotiations between the UK and the EU are expected to continue in relation to the future customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Under the formal withdrawal arrangements between the UK and the EU, the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the UK and the EU and it may be the case that no formal customs and trading agreement will be reached prior to the expiration of the Transition Period on December 31, 2020. We and our contract vendors currently rely on other contractors based in the UK. After the Transition Period, if the implementation of new governmental policies associated with Brexit occurs, these governmental policies may affect our UK-based contractors’ ability to comply with applicable regulations, including existing EU regulations. If they are unable to return to compliance, or if an acceptable substitute vendor cannot be identified, it may negatively impact our business. Further, to the extent that our UK-based contractors have supply relationships with vendors in the EU, these contractors may experience difficulties, delay or increased costs in receiving materials from their vendors in the EU, which could have a material adverse effect on our UK-based contractors’ ability to provide the services or materials to us.
The regulatory authorities also may, at any time, following approval of a product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if we become aware of a violation of our product specifications or applicable regulations, independent of an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and which may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Such violations could also result in civil and/or criminal penalties. Any such remedial measures or other civil and/or criminal penalties imposed upon us or third parties with whom we contract could materially harm our business.
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
Product development costs will increase if we have delays in testing or approval of any of our product candidates, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of our clinical trials, or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for our product candidate may be harmed and our ability to generate product revenue may be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials, may also ultimately lead to the denial of regulatory approval of a product candidate. If we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed or terminated, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.
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
The effort to identify patients with diseases we seek to treat is in early stages as we conduct the OPTIC trial of ADVM-022 for the treatment of wet AMD and enroll patients in the INFINITY trial of ADVM-022 for the treatment of DME, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, some patients with wet AMD have neutralizing antibodies at titer levels that may prevent them from benefiting from ADVM-022. If this patient population is larger than we estimate, the market for ADVM-022 may be smaller than we anticipate, and our future revenue may be adversely affected. In addition, we expect prophylactic steroid treatment will be required to manage inflammation associated with treatment with ADVM-022, and certain patients cannot be treated with prophylactic steroids. If this proportion of patient population is larger than we estimate, the market for ADVM-022 may be smaller than we anticipate. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates for other reasons, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
There remain executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to eliminate, circumvent or loosen the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare Part D drug plans, commonly referred to as the “donut hole.” Further, in December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act-qualified health plans (“QHPs”) and health insurance issuers under the Affordable Care Act adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in "risk corridor" funding. In December 2018, a federal district court judge in Texas found the Affordable Care Act’s individual mandate to be unconstitutional and therefore the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether other portions of the law remain valid. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.
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

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers, under the federal Physician Payments Sunshine Act, for payments made by them to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to submit required information may result in significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states and localities also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices, require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or require the registration of pharmaceutical sales representatives.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. On August 8, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC that automatically became effective, pursuant to which we registered for sale an undetermined amount of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. In February 2020 we sold an aggregate of 10,925,000 shares of our common stock for $140.8 million of net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. In August 2020 we sold an aggregate of 16,675,000 shares of our common stock for $203.4 million of net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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
Legislation enacted on December 22, 2017, known as the Tax Cuts & Jobs Act (“TCJA”), significantly revises the Internal Revenue Code of 1986, as amended. The TCJA, as modified by tax provisions in the CARES Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case for tax years beginning after 2020, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of a base erosion and anti-abuse tax and modification or repeal of many business deductions and credits. Several aspects of the TCJA remain unclear and may not be clarified for some time. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation, as they were by the CARES Act. Notwithstanding the reduction in the corporate income tax rate, it is possible that the TCJA, the CARES Act, or regulations or interpretations under them, or any other future changes in tax laws, could adversely affect our business and financial condition, and such effect could be material.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable

Item 6.    Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, are embedded with the Inline XBRL document.

*    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Adverum Biotechnologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2020	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Laurent Fischer
Laurent Fischer
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Thomas Leung
Thomas Leung
Chief Financial Officer (Principal Financial and Accounting Officer)