Form 10-Q
period 2021-03-31
Adverum Biotechnologies, Inc.
filed 2021-05-06
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2021, there were 97,934,777 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

RISK FACTORS SUMMARY
•We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.
•We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs for at least twelve months from the date of this filing. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$45,422	$62,424
Short-term investments	358,596	367,305
Prepaid expenses and other current assets	5,837	4,709
Total current assets	409,855	434,438
Operating lease right-of-use assets	19,044	19,376
Property and equipment, net	28,379	27,725
Restricted cash	3,780	999
Deposit and other long-term assets	493	29
Total assets	$461,551	$482,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,056	$2,810
Accrued expenses and other current liabilities	13,355	13,588
Lease liability, current portion	4,512	4,473
Total current liabilities	19,923	20,871
Lease liability, net of current portion	25,694	26,235
Other non-current liabilities	1,114	1,114
Total liabilities	46,731	48,220
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	946,098	937,134
Accumulated other comprehensive loss	(316)	(261)
Accumulated deficit	(530,972)	(502,536)
Total stockholders’ equity	414,820	434,347
Total liabilities and stockholders' equity	$461,551	$482,567
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
License revenue	$7,500	$—
Operating expenses:
Research and development	19,980	14,751
General and administrative	16,163	9,040
Total operating expenses	36,143	23,791
Operating loss	(28,643)	(23,791)
Other income, net	207	885
Net loss	(28,436)	(22,906)
Other comprehensive loss:
Net unrealized loss on marketable securities	(22)	(54)
Foreign currency translation adjustment	(33)	(54)
Comprehensive loss	$(28,491)	$(23,014)
Net loss per share — basic and diluted	$(0.29)	$(0.31)
Weighted-average common shares used to compute net loss per share - basic and diluted	97,750	73,797
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	97,549	$10	$937,134	$(261)	$(502,536)	$434,347
Stock-based compensation expense	—	—	7,224	—	—	7,224
Issuance of common stock, net of issuance costs of $5	121	—	1,689	—	—	1,689
Common stock issued upon exercise of stock options	9	—	51	—	—	51
Common stock issued upon release of restricted stock units	248	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Unrealized loss on marketable securities, net	—	—	—	(22)	—	(22)
Net loss	—	—	—		(28,436)	(28,436)
Balance at March 31, 2021	97,927	$10	$946,098	$(316)	$(530,972)	$414,820

Balance at December 31, 2019	67,329	$7	$560,704	$(725)	$(385,029)	$174,957
Stock-based compensation expense	—	—	3,409	—	—	3,409
Issuance of common stock, net of issuance costs of $332	10,925	1	140,872	—	—	140,873
Common stock issued upon exercise of stock options	1,310	—	9,650	—	—	9,650
Common stock issued upon net exercise of warrants	7	—	—	—	—	—
Common stock issued upon release of restricted stock units	462	—	—	—	—	—
Restricted stock surrendered for taxes	(155)	—	(1,922)	—	—	(1,922)
Foreign currency translation adjustments	—	—	—	(54)	—	(54)
Unrealized loss on marketable securities, net	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(22,906)	(22,906)
Balance at March 31, 2020	79,878	$8	$712,713	$(833)	$(407,935)	$303,953
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(28,436)	$(22,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,166	599
Stock-based compensation expense	7,224	3,409
Amortization of premium/(discount) and accrued interest on marketable securities	855	(179)
Other	(42)	(48)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,279)	6,345
Other assets	(464)	(8)
Operating lease right-of-use asset	332	557
Accounts payable	(763)	2,514
Accrued expenses and other current liabilities	(396)	(3,429)
Lease liability	(502)	(470)
Net cash used in operating activities	(22,305)	(13,616)
Cash flows from investing activities:
Purchases of marketable securities	(82,667)	(127,733)
Maturities of marketable securities	90,650	61,200
Purchases of property and equipment	(1,404)	(4,210)
Net cash provided by (used in) investing activities	6,579	(70,743)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	1,694	140,923
Proceeds from issuance of common stock pursuant to option exercises	51	9,650
Taxes paid related to net share settlement of restricted stock units	—	(1,922)
Repayment of loan	(240)	(27)
Net cash provided by financing activities	1,505	148,624
Net (decrease) increase in cash and cash equivalents and restricted cash	(14,221)	64,265
Cash and cash equivalents and restricted cash at beginning of period	63,423	66,896
Cash and cash equivalents and restricted cash at end of period	$49,202	$131,161
Cash and cash equivalents	45,422	130,162
Restricted cash	3,780	999
Cash and cash equivalents and restricted cash at end of period	$49,202	$131,161
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$805	$3,474
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
On April 28, 2021, Adverum announced a Suspected Unexpected Serious Adverse Reaction (“SUSAR”) of hypotony (clinically-relevant decrease in ocular pressure), with panuveitis and loss of vision in the treated eye, in its INFINITY clinical trial evaluating ADVM-022 for the treatment of diabetic patients with macular edema. The Company has unmasked the study and is assessing and monitoring this patient and all patients treated with ADVM-022 and is working closely with investigators, the data monitoring committee (“DMC”), scientific advisory board, and healthcare authorities. The patient impacted by the SUSAR event is undergoing in-person assessments with leading retina specialists across the U.S. who are working with Adverum to gain an understanding of the causes of the SUSAR and to develop a treatment plan for the patient. In addition, all patients who have received ADVM-022 have been requested to see their treating physician for an evaluation, including ophthalmic and advanced imaging assessments to collect additional data. Adverum, working with its expert advisors, is conducting a thorough review of data from the ADVM-022 program, taking into account learnings from the SUSAR, and plans to report its findings as the analysis progresses.
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $531.0 million as of March 31, 2021. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of March 31, 2021, the Company had cash, cash equivalents and short-term investments of $404.0 million, which the Company believes will be sufficient to fund its operations for at least twelve months from the date of issuance of these financial statements.
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The full extent to which the novel coronavirus disease ("COVID-19") pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and manufacturing, clinical trials and research and development costs, is dependent upon future developments that are highly uncertain at this time.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. Topic 326 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. Topic 326 will become effective for the Company on January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting Topic 326, but does not expect the effect of adoption to be material.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. Adoption of the new guidance had no significant impact on the Company's consolidated financial statements.
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
The fair value of Level 1 securities is determined using quoted prices in active markets for identical assets. Level 1 securities consist of highly liquid money market funds. Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. government and agency securities, commercial paper, and corporate bond are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.
The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$14,745	$—	$—	$14,745
Level 2:
U.S. government and agency securities	258,245	116	—	258,361
Commercial paper	117,176	—	(19)	117,157
Corporate bonds	10,183	—	(8)	10,175
Total cash equivalents and short-term investments	400,349	116	(27)	400,438
Less: cash equivalents	(41,843)	—	1	(41,842)
Total short-term investments	$358,506	$116	$(26)	$358,596

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$178	$—	$—	$178
Level 2:
U.S. government and agency securities	328,583	121	(5)	328,699
Commercial paper	97,324	—	(5)	97,319
Total cash equivalents and short-term investments	426,085	121	(10)	426,196
Less: cash equivalents	(58,894)	—	3	(58,891)
Total short-term investments	$367,191	$121	$(7)	$367,305

As of March 31, 2021, $7.0 million of marketable securities had remaining maturities between one and two years. The remainder of the marketable securities have a remaining maturity of less than one year. As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company's consolidated balance sheet. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management determined that the gross unrealized losses on the Company’s marketable securities as of March 31, 2021 were temporary in nature and none were in continuous loss position for 12 months or more. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of March 31, 2021.
4. Revenue
On January 25, 2021, the Company and Lexeo Therapeutics, Inc (“Lexeo”) entered into a License Agreement pursuant to which the Company granted Lexeo an exclusive, worldwide, royalty-bearing license to certain of the Company's intellectual property to develop, manufacture, and commercialize a gene therapy product to treat cardiomyopathy due to Friedreich's ataxia. Upon execution of the agreement, Lexeo paid the Company a one-time, non-creditable and non-refundable upfront payment of $7.5 million. Under the terms of the agreement, the Company is eligible to receive development and commercial milestone payments and royalties on sales of Lexeo's licensed products once commercialized.
Under Topic 606, the initial transaction price is the $7.5 million the Company received for the license granted. The arrangement provides for additional payments to the Company when certain development and commercial milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price. The transaction price of $7.5 million was allocated to a combined performance obligation that was fulfilled on or before March 31, 2021. Therefore, the Company recognized the $7.5 million upfront payment as license revenue for the quarter ended March 31, 2021.
5. Leases
Redwood City, CA Existing Lease
The Company leases its office and laboratory space pursuant to an operating lease ("Existing Lease"), which commenced on September 1, 2018 and expires in February 2029. Upon the execution of the Existing Lease, the Company provided the landlord with a letter of credit in the amount of $1.0 million, which is classified as restricted cash under long term assets on the Company's condensed consolidated balance sheet.
Rent expense for the three months ended March 31, 2021 and 2020 was $1.3 million, and $1.7 million, respectively, which includes variable lease costs for utilities, parking, maintenance, and real estate taxes. Variable lease expenses for the three months ended March 31, 2021 and 2020 were $0.4 million and $0.5 million, respectively.

The undiscounted future non-cancellable lease payments under the Existing Lease as of March 31, 2021 is as follows:

Year ending December 31,	(In thousands)
2021 (remaining 9 months)	$3,532
2022	4,846
2023	5,016
2024	5,191
2025	5,373
Thereafter	18,273
Total undiscounted lease payments	42,231
Less: Present value adjustment	(12,025)
Total	$30,206

Redwood City, CA Expansion Lease
On April 22, 2021, the Company entered into the first amendment to the Existing Lease pursuant to which the Company will lease an additional approximately 79,675 rentable square feet (the “Expansion Premises”) with a term of 10 years ("Expansion Lease"). The Expansion Premises will provide additional needed space at the Company's corporate headquarters. The Expansion Lease also extends the term of the Existing Lease to expire coterminously with the Expansion Lease, with an option to extend the Existing Lease and the Expansion Lease for a period of eight years. The Company plans to occupy the Expansion Premises in the second half of 2021.
The monthly base rent for the Expansion Premises will start at $454,148 and will increase annually throughout the term of the Expansion Lease. In addition, the Company will pay the landlord certain operating expenses, property management fees and taxes related to the Expansion Premises on an annual basis. The Expansion Lease provides a total of tenant improvement allowances for up to $10.2 million. Upon the execution of the Expansion Lease, the Company provided the landlord with a letter of credit in the amount of $2.5 million, which will replace the letter of credit delivered in connection with the Existing Lease.
North Carolina Lease
On January 8, 2021, the Company entered into an operating lease agreement pursuant to which the Company will lease approximately 174,000 rentable square feet located at 14 TW Alexander Drive, Durham, North Carolina ("NC Premises"). The NC Premises will support the Company’s commercial manufacturing of its novel gene therapy candidates and is expected to be production-ready by the end of 2023.
The lease term is 16.5 years beginning upon delivery of the Premises in April 2021 with two options to extend the lease term for a period of five years each. The Company has the right to make tenant improvements with a lease incentive allowance of up to $42.4 million. The rent payments begin in eighteen months after the lease commencement date. The lease agreement provides for an escalation of rent payment each year. In connection with the lease, the Company provided the landlord with a letter of credit in the amount of $2.8 million, which is classified as restricted cash under long term assets on the condensed consolidated balance sheet. Under Topic 842, the Company will measure and record right-of-use asset and operating lease liability for this long-term operating lease starting in the quarter when the lease commences.
The table below summarizes the undiscounted future non-cancellable lease payments for the Expansion Premises and the NC Premises under the respective lease agreements.

Year ending December 31,	(In thousands)
2021 (remaining 9 months)	$—
2022	4,588
2023	11,484
2024	11,857
2025	12,242
Thereafter	150,841
Total undiscounted lease payments	$191,012

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Computer equipment and software	$765	$599
Laboratory equipment	9,639	9,354
Furniture and fixtures	1,259	1,259
Leasehold improvements	24,702	24,631
Construction in progress	3,244	1,954
Total property and equipment	39,609	37,797
Less accumulated depreciation and amortization	(11,230)	(10,072)
Property and equipment, net	$28,379	$27,725
Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2021 and 2020 was $1.2 million and $0.6 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Employee compensation	$5,644	$8,344
Accrued preclinical, clinical and process development costs	4,033	2,844
Accrued professional services	2,759	1,075
Other	919	1,325
Total accrued expenses and other current liabilities	$13,355	$13,588

7. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2020	10,432	$11.65
Options granted	3,301	12.92
Options exercised	(9)	5.86
Options forfeited	(375)	9.00
Balance at March 31, 2021	13,349	$12.04
Exercisable as of March 31, 2021	4,559	$8.41

Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2020	540	$6.41
Granted	382	12.25
Vested and released	(249)	5.20
Forfeited	(1)	14.10
Outstanding at March 31, 2021	672	$10.16
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Research and development	$2,339	$1,248
General and administrative	4,885	2,161
Total stock-based compensation expense	$7,224	$3,409
During the three months ended March 31, 2021, the Company recorded approximately $0.2 million of stock-based compensation expense as a result of the modification of the vesting and exercisability of stock awards associated with the departure of two of its executives.

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
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31, 2021	March 31, 2020
	(In thousands)
Stock options	13,349	9,072
Restricted stock units	672	735
ESPP	86	45
Warrants to purchase common stock	—	80
	14,107	9,932

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking and other statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic titled “The coronavirus (“COVID-19”) pandemic has impacted our business practices and the effects of its continued impact on our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.”
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
We are conducting the INFINITY trial, a multi-center, Phase 2, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of ADVM-022 in patients with DME. The INFINITY trial is designed to demonstrate superior control of disease activity following a single IVT injection of ADVM-022 compared to a single aflibercept injection, as measured by time to worsening of DME disease activity in the study eye. Additional objectives include assessments of treatment burden, visual acuity, retinal anatomy and safety outcomes. We have completed patient enrollment and continue to monitor patients.

On April 28, 2021, we announced a Suspected Unexpected Serious Adverse Reaction (“SUSAR”) of hypotony (clinically-relevant decrease in ocular pressure), with panuveitis and loss of vision in the treated eye, in our INFINITY trial. We have unmasked the study and are assessing and monitoring this patient and all patients treated with ADVM-022 and are working closely with investigators, the data monitoring committee (“DMC”), scientific advisory board, and healthcare authorities. The patient impacted by the SUSAR event is undergoing in-person assessments with leading retina specialists across the U.S. who are working with us to gain an understanding of the causes of the SUSAR and to develop a treatment plan for the patient. In addition, all patients who have received ADVM-022 have been requested to see their treating physician for an evaluation, including ophthalmic and advanced imaging assessments to collect additional data. We, working with our expert advisors, are conducting a thorough review of data from the ADVM-022 program, taking into account learnings from the SUSAR, and plan to report our findings as the analysis progresses.
In light of the announced SUSAR, we are evaluating our timelines and capital allocation priorities with an aim to extend our cash runway. Previous statements regarding clinical development timelines, cash runway (except as set forth below), and other projections previously made should no longer be relied upon until we have gathered and analyzed more information as part of this review described above. Until this review has been completed, we will not be in a position to confirm or materially change our previous statements.
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
Impact of COVID-19
Our results of operations and financial condition for the three months ended March 31, 2021 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.
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
We are committed to the health and safety of our employees and their families and doing our part to slow the community spread of COVID-19. In mid-March 2020, we implemented a number of actions, including a work-from-home policy for employees whose jobs do not require them to be onsite, allowing for flexible work schedules, restricting in-person meetings, and limiting onsite activities to only the most time-critical or necessary operational activities. We have maintained certain essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite procedures. We believe these measures and others have allowed us to mitigate, but not eliminate, the effects and risks on our on-site operations posed by the COVID-19 pandemic.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of March 31, 2021, we had an accumulated deficit of $531.0 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of March 31, 2021, we had $404.0 million in cash, cash equivalents and short-term investments.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies are described in our Annual Report on Form 10-K as filed with the SEC on March 1, 2021. We believe that revenue recognition, as described below, in addition to accrued and prepaid research and development expense, stock-based compensation expense, and income taxes are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
	(In thousands)
License revenue	$7,500	$—	$7,500
Operating expenses:
Research and development	19,980	14,751	5,229
General and administrative	16,163	9,040	7,123
Total operating expenses	36,143	23,791	12,352
Operating loss	(28,643)	(23,791)	(4,852)
Other income, net	207	885	(678)
Net loss	$(28,436)	$(22,906)	$(5,530)
Revenue
The $7.5 million license revenue for the three months ended March 31, 2021 was related to an upfront payment received in January 2021 upon execution of a license agreement entered with Lexeo Therapeutics, Inc (“Lexeo”).
Research and Development Expense
Research and development expense increased $5.2 million to $20.0 million for the three months ended March 31, 2021 from $14.8 million for the three months ended March 31, 2020. This overall increase was primarily related to a $3.5 million increase in personnel-associated costs including higher salaries, stock-based compensation expense, and bonuses mainly driven by headcount increase, and increases in severance and employee paid-time-off expense. The overall increase was also caused by a $0.8 million increase in production costs related to our ADVM-022 product candidates and earlier-stage research programs and a $0.7 million increase in clinical trial-related expenses. Stock-based compensation included in research and development expenses was $2.3 million for the first quarter of 2021, compared to $1.2 million for the first quarter of 2020.
For the periods presented, our research and development activities were attributable to our wet AMD, DME, rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy product candidate ADVM-022 and earlier-stage research programs.
General and Administrative Expense
General and administrative expense increased $7.1 million to $16.2 million for the three months ended March 31, 2021 from $9.0 million for the three months ended March 31, 2020, primarily related to a $4.8 million increase in personnel-associated costs including higher stock-based compensation expense, salaries and bonuses mainly driven by headcount increase, and increases in severance and employee paid-time-off expense. The overall increase was also caused by increases of $1.6 million in professional services incurred mainly for investor and public relations, legal and audit, tax and valuation services including $1.0 million expense in connection with our proxy contest, $0.3 million in depreciation expense, and $0.2 million in recruiting expenses. Stock-based compensation expense included in general and administrative expenses was $4.9 million for the first quarter of 2021, compared to 2.2 million for the first quarter of 2020.
We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal, finance and investor functions to support our organizational growth. We also expect an additional $7.0 million in public relations and legal fees in connection with the proxy contest.
Other Income, Net
The decrease of $0.7 million in other income, net, for the three months ended March 31, 2021 as compared to 2020, was primarily due to a lower yield from our short term investments.

Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of March 31, 2021, we had an accumulated deficit of $531.0 million. As of March 31, 2021, we had $404.0 million in cash, cash equivalents and short-term investments compared to $429.7 million as of December 31, 2020. We believe that our existing cash and cash equivalents and short-term investments as of March 31, 2021 will be sufficient to fund our operations for at least twelve months from the date of this filing.
In December 2020, we entered into an at-the-market offering program sales agreement with Cowen and Company, LLC, (the “Sales Agreement”), pursuant to which we may offer to sell our common stock for an aggregate offering price of up to $150.0 million through the sales agent from time to time. As of March 31, 2021, we have sold an aggregate of 121,000 shares of our common stock for net proceeds of $1.7 million, net of issuance costs, pursuant to the Sales Agreement.
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
Cash Flows

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(22,305)	$(13,616)
Net cash provided by (used in) investing activities	6,579	(70,743)
Net cash provided by financing activities	1,505	148,624
Net (decrease) increase in cash and cash equivalents and restricted cash	$(14,221)	$64,265

Cash Used in Operating Activities
During the three months ended March 31, 2021, net cash used in operating activities was $22.3 million, primarily as a result of net loss of $28.4 million due to the continued activities developing our product candidates and $3.1 million of net decrease in operating assets and liabilities, partially offset by $9.2 million of non-cash charges mainly related to $7.2 million of stock-based compensation expense and $1.2 million of depreciation and amortization expenses.
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
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2021 consisted of $8.0 million of net proceeds from marketable securities, partially offset by $1.4 million of purchases of property and equipment primarily related to new laboratory equipment.
Net cash used in investing activities for the three months ended March 31, 2020 consisted of $66.5 million of net purchases of marketable securities and $4.2 million of purchases of property and equipment primarily related to the new facility.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 consisted of $1.7 million of net proceeds from the sale of our common stock primarily pursuant to the Sales Agreement, partially offset by $0.2 million for repayment of the Banque Publique d’Investissement (“BPI”) loan.
Net cash provided by financing activities for the three months ended March 31, 2020 consisted primarily of $140.9 million of net proceeds from the sale of our common stock in our February 2020 public offering, and $9.7 million of net proceeds from the exercise of stock options, partially offset by $1.9 million in taxes paid relating to net share settlement of restricted stock units and repayment of loans.

Contractual Obligations and Commitments
During the three months ended March 31, 2021, we paid off the remaining balance of BPI loan of $240,000. For additional details regarding our contractual obligations, see Note 5. “Leases” to our condensed financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our foreign currency exchange and interest rate risks during the three months ended March 31, 2021, compared to the year ended December 31, 2020. For quantitative and qualitative disclosures about foreign currency exchange and interest rate risks, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs for at least twelve months from the date of this filing. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.
We currently expect our cash, cash equivalents and short-term investments to fund our planned operations for at least twelve months from the date of this filing. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials and expected investments into our manufacturing capabilities, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned through collaboration agreements and public or private financings. If we run low on capital and are unable to successfully raise additional funds on terms acceptable to us, we may need to significantly curtail some or all of our development activities.
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

Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a biologics license application (“BLA”) to the FDA or marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval, or, if approved, successfully commercialize, any of our product candidates, we may not be able to generate sufficient revenue to continue our business.
Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors.
Drug development has inherent risk. Our lead product candidate, ADVM-022 for the treatment of wet age-related macular degeneration (“wet AMD”) and diabetic macular edema (“DME”), uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may experience unexpected results in clinical trials in the future, such as the Suspected Unexpected Serious Adverse Reaction (“SUSAR”) experienced in the INFINITY trial in April 2021. Although we will be bound by the generally applicable laws governing grant of approval, the fact that our product is a gene therapy and the broad patient population that it is intended to treat means that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.
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
During the conduct of preclinical studies and clinical trials, animal models and patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In addition, patients may not comply with the requirements of the study, such as missing physician visits or not taking eye drops as prescribed, which may result in changes to their health or vision that are then attributed to the product candidate. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. For example, on April 28, 2021, we announced a SUSAR of hypotony (clinically-relevant decrease in ocular pressure), with panuveitis and loss of vision in the treated eye, in our INFINITY trial. We unmasked the study and are assessing and monitoring this patient and all patients treated with ADVM-022 and are working closely with investigators, the data monitoring committee (“DMC”), scientific advisory board, and healthcare authorities. The patient impacted by the SUSAR event is undergoing in-person assessments with leading retina specialists across the U.S. who are working with us to gain an understanding of the causes of the SUSAR and to develop a treatment plan for the patient. In addition, all patients who have received ADVM-022 have been requested to see their treating physician for an evaluation, including ophthalmic and advanced imaging assessments to collect additional data. We, working with our expert advisors, are conducting a thorough review of data from the ADVM-022 program, taking into account learnings from the SUSAR, and plan to report our findings as the analysis progresses. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates causes serious or life-threatening side effects, or side effects that outweigh the therapeutic benefit of the product candidate, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.
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

Our product candidates built on AAV vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, ocular inflammation is a known side effect of ADVM-022 administration, but the duration of inflammation caused by ADVM-022, our ability to manage that inflammation using steroids or other anti-inflammatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. If we are unable to manage this inflammation appropriately, the FDA or other regulatory authorities outside the U.S. may not approve ADVM-022. Even if we achieve marketing approval, doctors may not prescribe, and patients may not use ADVM-022 or our other product candidates if they deem the levels or risk of inflammation to be unacceptable. Further, patients treated with ADVM-022 could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of ADVM-022 or could cause unanticipated adverse reactions to ADVM-022. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, hypotony (the SUSAR experienced in the INFINITY trial in April 2021), damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
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
In addition, the clinical trial requirements of the FDA, EMA and other regulatory authorities outside the U.S. and the criteria these regulators may use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other product types, which are better known or more extensively studied to date. The FDA only recently approved the first in vivo gene therapies, LUXTURNA® and ZOLGENSMA®, and FDA approvals of gene therapy products to date have been generally for rare diseases with limited treatment options. Because we are targeting a broad population of patients with wet AMD and DME, the benefit-risk profile of ADVM-022 may be subject to greater scrutiny by regulatory authorities. Regulatory approaches and requirements for gene therapy products continue to evolve, and any changes could create significant delay and unpredictability for product development and approval as compared to technologies with which regulatory authorities have more substantial experience.
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
Further, if patients are unwilling to participate in our gene therapy studies because of the SUSAR experienced in the INFINITY trial in April 2021, or because of negative publicity from other adverse events in the biotechnology or gene therapy industries or inadequate results in our preclinical studies or clinical trials or for other reasons, including competitive clinical trials for similar patient populations or available approved therapies, our recruitment of patients, conduct of preclinical studies or clinical trials and ability to obtain regulatory approval of our product candidates may be hindered.
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
From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. For example, although we have periodically announced interim data from patients in our OPTIC trial, which showed all ADVM-022 related adverse events (“AEs”) as mild to moderate in severity, there is no guarantee that in the future, we will not have more severe drug- or treatment-related adverse events in patients treated with ADVM-022, such as the SUSAR experienced in our INFINITY trial in April 2021. In addition, in certain clinical trials, such as our OPTIC trial, individual cohorts of patients are enrolled with different dosages and other treatment conditions under our protocol. Furthermore, we plan to study two new doses of ADVM-022 in our Phase 3 clinical trials that have not been previously studied in our clinical trials and to enroll a broader study population than that in the OPTIC trial. These different doses, populations, and other treatment conditions may affect clinical outcomes, including safety profiles or efficacy, such as the number of rescue injections required, in each of the cohorts. As a result, preliminary and interim data should be viewed with caution and not relied upon until the final data from a locked database for the entire clinical trial are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects.
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
The development of commercially viable manufacturing processes typically is very difficult to achieve, is often very expensive and may require extended periods of time. As we develop, seek to optimize, and operate the ADVM-022 manufacturing process, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical manufacturing campaigns or process validation campaigns. For example, all GMP activities at our Redwood City facility, North Carolina facility, and external manufacturing, testing, and distribution partners are subject to significant health authority regulation with respect to manufacturing and testing our product candidates. If we are unable to satisfy these regulatory requirements, or if we are unable to solve the technical, scientific, and other challenges described above, we may be unable to manufacture a sufficient supply of our product candidates for our clinical trials and may be forced to delay or terminate our development programs. Additionally, changes in manufacturing processes (including cell lines), equipment or facilities (including moving manufacturing from one of our facilities to another one of our facilities or a third-party facility, or from a third-party facility to one of our facilities) may require us to complete clinical trials in order to receive regulatory approval of any manufacturing modifications. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies in a timely manner, if at all.
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
We currently have relationships with a limited number of suppliers for the manufacturing and testing of our vector product candidates. Our suppliers may require licenses to manufacture or test such components if such processes are not owned by the suppliers or in the public domain, and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities, and may be unable to acquire such rights, to the extent that we do not already have them.
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
Additionally, if the service provided by an approved manufacturing or testing contractor is interrupted, there could be a significant disruption in commercial supply. Alternative contractors could need to be qualified through a BLA supplement which could result in further delay. The regulatory authorities may also require additional studies showing comparability between approved product or testing, and product or testing provided after a contractor change, if a new manufacturing or testing contractor is relied upon for commercial production. Changing contractors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
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

Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. We may encounter problems manufacturing sufficient research-, clinical-, or commercial-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Risks Relating to Our Intellectual Property
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
Even if we are able to successfully complete our clinical trials and submit a BLA, and/or an MAA, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize our product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory authorities will complete their review processes in a timely manner or that we will obtain regulatory approval for our product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in policies from the FDA or other regulatory authorities outside the U.S. during the period of product development, clinical trials and FDA regulatory review. If marketing approval for any product candidate is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.
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
By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain prescription drugs.
Certain provisions of the Affordable Care Act have been subject to executive, Congressional, and judicial challenges as well as efforts to repeal, replace, or otherwise modify them or alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Currently, the Supreme Court is considering whether the Affordable Care Act’s individual mandate, post-repeal of its associated tax penalty, is unconstitutional, and, if so, whether the remaining provisions of the Affordable Care Act are inseverable from the mandate. A ruling is expected by mid-2021 and could produce any of a number of results, including invalidation of the Affordable Care Act in its entirety if there is a finding of inseverability. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace or otherwise modify, or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, will affect our business. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. Any such changes could affect the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

Other legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, including the BBA, will stay in effect through 2030 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2021.
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
Before we can initiate clinical trials in the U.S. for our product candidates, we need to submit the results of preclinical testing to the FDA, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on preclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, or at any stage of clinical development based on concerns that arise as the clinical program progresses or if significant manufacturing change are made to the product during the program, which may lead to additional delays and increase the costs of our preclinical development. Delays with any regulatory authority or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any clinical trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or terminations related to:
•the FDA or other regulatory authorities outside the U.S. failing to grant permission to proceed or placing the clinical trial on hold;
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
More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. Although none of our current product candidates utilize retroviruses and we believe AAVs used in our product candidates have low-integrating potential and are not known to cause disease in humans, our product candidates do use a viral vector delivery system. The risk of serious adverse events, such as the SUSAR experienced in our INFINITY trial in April 2021, remains a concern for gene therapy and we cannot assure that it will not occur in any of our current or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

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
In addition, due to the limited ability to access our facilities and our reliance on outside vendors who may be similarly affected, our development programs may not proceed along the timelines we previously anticipated. We rely on third-party research facilities, manufacturers, suppliers, and other service providers from other countries and from different parts of the U.S. to provide services and resources necessary to support our research and development plans, to produce our product candidates, and support our clinical trials. Our ability to obtain this necessary support or supplies could be disrupted, or the cost of this support or these supplies could increase, if the operations of these suppliers or service providers, or national and international supply chains, including transportation carriers and transportation hubs, are affected by the COVID-19 pandemic. In addition, if our relationships with our manufacturers, service providers, suppliers, or other vendors are terminated, materially altered, or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative manufacturers, service providers, suppliers, or other vendors or do so on commercially reasonable terms or in a timely or cost-effective manner. Further, we may be subject to the inability or unwillingness of clinical investigators or patients to follow our research protocols as a result of the recent COVID-19 pandemic. As a result, delays could occur which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. The COVID-19 pandemic may also affect the operations of the FDA or other health regulatory authorities outside the U.S., which could result in delays of meetings, reviews and approvals, including with respect to our product candidates.
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
While we are not aware of any such material system failure, accident, or any other security incident to date, any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. A security incident could result in legal claims or proceedings, liability under privacy, data protection, and data security laws such as the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), CCPA, or GDPR, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, delay or impede the development of our products, and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. In addition, there can be no assurance that we will promptly detect any such disruption or security incident, if at all.
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

For example, HIPAA, as amended by HITECH, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information, upon health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services for them involving individually identifiable health information, as well as their covered subcontractors. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
States have begun to introduce comprehensive privacy, data protection, and data security laws and regulations. For example, California recently enacted the CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and its implementing regulations have already been amended multiple times since their enactment. The CCPA may increase our compliance costs and potential liability. Additionally, the CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. For example, Virginia recently enacted a comprehensive privacy law, the Consumer Data Protection Act, which emulates the CCPA and CPRA in many respects. The obligations to comply with the CCPA and other evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.
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
Our operations may also be subject to foreign privacy, data protection, and data security laws, regulations, and standards. Many countries have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018 and introduced strict requirements for the collection, use storage, transfer and other processing personal data, including health data, regarding individuals in Europe. Equivalent legislation has been adopted in the United Kingdom (“UK”). The GDPR is likely to increase compliance burden on us, including by mandating potentially burdensome documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. EU member states may also have national laws restricting direct marketing communications and the use of cookies and similar technologies. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement, data processing restrictions, and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. Fines mays reach up to 20 million euros or up to 4% of the annual global revenue. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.
In the event we enroll subjects in our ongoing or future clinical trials in the EU, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in Europe as governed by the GDPR.

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
The GDPR and other European data protection laws restrict the transfer of personal information from the European Economic Area, and Switzerland, to the United States and most other countries unless an adequate level of protection has been recognized in the foreign jurisdiction, the parties to the transfer have implemented specific safeguards to protect the transferred personal information, or the transfer is covered by an exception. Important frameworks allowing U.S. companies to import personal information from Europe have been the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses (“SCCs”), the importing country’s level of protection must be adequate. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner (“FDPIC”) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC also found that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland. At present, there are few, viable alternatives to the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and the SCCs.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. On August 8, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC that automatically became effective, pursuant to which we registered for sale an undetermined amount of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. In February 2020 we sold an aggregate of 10,925,000 shares of our common stock for $140.8 million of net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. In August 2020 we sold an aggregate of 16,675,000 shares of our common stock for $203.5 million of net proceeds after deducting underwriting discounts and commissions and offering expenses. Further, pursuant to the universal shelf registration statement, in December 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) and we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Cowen as our sales agent. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. As of March 31, 2021, we have sold an aggregate of 121,000 shares of our common stock for net proceeds of $1.7 million, net of issuance costs, pursuant to the sales agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On May 5, 2021, the Compensation Committee of our Board of Directors amended and restated our Non-Employee Director Compensation Policy. The policy provides for a grant of a stock option to each director upon first becoming a director (“Initial Grant”), a grant of a stock option to each continuing director at each annual meeting (Annual Grants”), and an additional annual grant of a stock option to the chairman of the board at each annual meeting (“Chairman Grants”), each of which is made for a number of shares calculated to have a specified dollar value as set forth in the policy. Because of the recent significant decline in the trading price of our common stock, the Compensation Committee amended the policy to provide that, notwithstanding the dollar value of the grants to be made pursuant to the policy, each Initial Grant, Annual Grant and Chairman Grant under the policy will not exceed 80,000 shares, 40,000 shares and 12,500 shares, respectively. All other terms of the policy remain unchanged.

Item 6.    Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

10.1	Separation Agreement between Adverum Biotechnologies, Inc. and Aaron Osborne, dated April 7, 2021.					X

10.2	Consulting Agreement between Adverum Biotechnologies, Inc. and Aaron Osborne, dated March 18, 2021.					X

10.3	Separation Agreement between Adverum Biotechnologies, Inc. and Thomas Leung, dated February 2, 2021.					X

10.4	Consulting Agreement between Adverum Biotechnologies, Inc. and Thomas Leung, dated February 2, 2021.					X

10.5†	Lease Agreement and Letter Agreement by and between Adverum NC, LLC (a wholly owned subsidiary of Adverum Biotechnologies, Inc.) and ARE-NC REGION NO. 21, LLC, dated January 8, 2021.					X

10.6	Non-Employee Director Compensation Policy, effective March 31, 2021.					X

10.7	Non-Employee Director Compensation Policy, effective May 5, 2021.					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, are embedded with the Inline XBRL document.

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
†    Portions of this exhibit have been omitted as being both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2021	ADVERUM BIOTECHNOLOGIES, INC.

	By:	/s/ Laurent Fischer, M.D.
Laurent Fischer, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Leone Patterson
Leone Patterson
President and Chief Financial Officer (Principal Financial and Accounting Officer)