Form 10-Q
period 2021-06-30
Adverum Biotechnologies, Inc.
filed 2021-08-05
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 98,125,866 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$47,299	$62,424
Short-term investments	316,544	367,305
Lease incentive receivables	16,196	—
Prepaid expenses and other current assets	6,233	4,709
Total current assets	386,272	434,438
Operating lease right-of-use assets	101,876	19,376
Property and equipment, net	31,589	27,725
Restricted cash	6,282	999
Deposit and other long-term assets	128	29
Total assets	$526,147	$482,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,259	$2,810
Accrued expenses and other current liabilities	14,086	13,588
Lease liability, current portion	4,185	4,473
Total current liabilities	20,530	20,871
Lease liability, net of current portion	125,361	26,235
Other non-current liabilities	1,114	1,114
Total liabilities	147,005	48,220
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	954,854	937,134
Accumulated other comprehensive loss	(417)	(261)
Accumulated deficit	(575,305)	(502,536)
Total stockholders’ equity	379,142	434,347
Total liabilities and stockholders' equity	$526,147	$482,567
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License revenue	$—	$—	$7,500	$—
Operating expenses:
Research and development	22,608	19,177	42,588	33,928
General and administrative	21,930	10,598	38,093	19,638
Total operating expenses	44,538	29,775	80,681	53,566
Operating loss	(44,538)	(29,775)	(73,181)	(53,566)
Other income, net	205	575	412	1,460
Net loss	(44,333)	(29,200)	(72,769)	(52,106)
Other comprehensive loss:
Net unrealized loss on marketable securities	(62)	194	(84)	140
Foreign currency translation adjustment	(39)	41	(72)	(13)
Comprehensive loss	$(44,434)	$(28,965)	$(72,925)	$(51,979)
Net loss per share — basic and diluted	$(0.45)	$(0.36)	$(0.74)	$(0.68)
Weighted-average common shares used to compute net loss per share - basic and diluted	98,018	80,229	97,885	77,010
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	97,549	$10	$937,134	$(261)	$(502,536)	$434,347
Stock-based compensation expense	—	—	7,224	—	—	7,224
Issuance of common stock, net of issuance costs of $5	121	—	1,689	—	—	1,689
Common stock issued upon exercise of stock options	9	—	51	—	—	51
Common stock issued upon release of restricted stock units	248	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Unrealized loss on marketable securities, net	—	—	—	(22)	—	(22)
Net loss	—	—	—		(28,436)	(28,436)
Balance at March 31, 2021	97,927	10	946,098	(316)	(530,972)	414,820
Stock-based compensation expense	—	—	8,234	—	—	8,234
Issuance of common stock, additional issuance costs	—	—	(4)	—	—	(4)
Common stock issued upon release of restricted stock units	17	—	—	—	—	—
Common stock issued under employee stock purchase plan	176	—	526	—	—	526
Foreign currency translation adjustments	—	—	—	(39)	—	(39)
Unrealized loss on marketable securities, net	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(44,333)	(44,333)
Balance at June 30, 2021	98,120	$10	$954,854	$(417)	$(575,305)	$379,142

Balance at December 31, 2019	67,329	$7	$560,704	$(725)	$(385,029)	$174,957
Stock-based compensation expense	—	—	3,409	—	—	3,409
Issuance of common stock, net of issuance costs of $332	10,925	1	140,872	—	—	140,873
Common stock issued upon exercise of stock options	1,310	—	9,650	—	—	9,650
Common stock issued upon net exercise of warrants	7	—	—	—	—	—
Common stock issued upon release of restricted stock units	462	—	—	—	—	—
Restricted stock surrendered for taxes	(155)	—	(1,922)	—	—	(1,922)
Foreign currency translation adjustments	—	—	—	(54)	—	(54)
Unrealized loss on marketable securities, net	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(22,906)	(22,906)
Balance at March 31, 2020	79,878	8	712,713	(833)	(407,935)	303,953
Stock-based compensation expense	—	—	4,785	—	—	4,785
Issuance of common stock, additional issuance costs	—	—	(51)	—	—	(51)
Issuance of common stock upon exercise of stock options	643	—	2,487	—	—	2,487
Common stock issued under employee stock purchase plan	57	—	475	—	—	475
Issuance of common stock upon release of restricted stock units	66	—	—	—	—	—
Restricted stock surrendered for taxes	(5)	—	(121)	—	—	(121)
Taxes paid for RSUs	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	41	—	41
Unrealized gain on marketable securities, net	—	—	—	194	—	194
Net loss	—	—	—	—	(29,200)	(29,200)
Balance at June 30, 2020	80,639	$8	$720,288	$(598)	$(437,135)	$282,563
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(72,769)	$(52,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,361	1,896
Stock-based compensation expense	15,458	8,194
Amortization of premium/(discount) and accrued interest on marketable securities	1,398	(429)
Other	(81)	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,653)	7,298
Other assets	(99)	(8)
Operating lease right-of-use asset	1,505	952
Accounts payable	(394)	6,962
Accrued expenses and other current liabilities	(583)	(2,507)
Lease liability	(1,363)	(769)
Net cash used in operating activities	(56,220)	(30,523)
Cash flows from investing activities:
Purchases of marketable securities	(199,959)	(319,690)
Maturities of marketable securities	240,377	160,900
Sales of marketable securities	8,990	6,748
Purchases of property and equipment	(5,052)	(7,328)
Net cash provided by (used in) investing activities	44,356	(159,370)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	1,685	140,822
Proceeds from issuance of common stock pursuant to option exercises	51	12,101
Taxes paid related to net share settlement of restricted stock units	—	(2,043)
Proceeds from employee stock purchase plan	526	475
Repayment of loan	(240)	—
Net cash provided by financing activities	2,022	151,355
Net decrease in cash and cash equivalents and restricted cash	(9,842)	(38,538)
Cash and cash equivalents and restricted cash at beginning of period	63,423	66,896
Cash and cash equivalents and restricted cash at end of period	$53,581	$28,358
Cash and cash equivalents	47,299	27,359
Restricted cash	6,282	999
Cash and cash equivalents and restricted cash at end of period	$53,581	$28,358
Supplemental schedule of noncash investing and financing information
Right-of-use assets obtained in exchange for lease liability	$84,005	$—
Fixed assets in accounts payable, accrued expenses and other current liabilities	$1,562	$2,391
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Adverum Biotechnologies, Inc. (the “Company” or “Adverum”) was incorporated in Delaware on July 17, 2006 and is headquartered in Redwood City, California. The Company is a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. The Company develops gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. The Company’s core capabilities include novel vector discovery, preclinical and clinical development, and pre-commercial planning. In addition, the Company has in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control. We have leased a GMP commercial manufacturing facility to support its commercial plans for the Company’s lead product candidate, ADVM-022; however, we are currently seeking to sublease this facility.
On April 28, 2021, Adverum announced a Suspected Unexpected Serious Adverse Reaction (“SUSAR”) of hypotony(clinically-relevant decrease in ocular pressure), with panuveitis and loss of vision in the treated eye, in its INFINITY clinical trial evaluating ADVM-022 for the treatment of diabetic patients with macular edema. Adverum, working with its expert advisors, is conducting a thorough review of data from the ADVM-022 program, taking into account learnings from the SUSAR and other events of clinically-relevant decreases in intra-ocular pressure. To date, the data from the studies show marked differences in the safety profile between the two patient populations (diabetic macular edema, DME, and wet age-related macular degeneration, wet AMD) and between the low (2 x 10^11 vg/eye) versus high (6 x 10^11 vg/eye) doses. Based on the review to date, Adverum announced on July 22, 2021 that it no longer planned to develop ADVM-022 for DME after a dose-limiting toxicity not seen before in ocular gene therapy or in anti-VEGF treatment was observed at the high dose in DME patients in INFINITY. Adverum is planning to evaluate ADVM-022 at low doses (2 x 10^11 vg/eye and lower) and with alternative prophylactic regimens in a future Phase 2 clinical trial in wet AMD.
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $575.3 million as of June 30, 2021. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $363.8 million, which the Company believes will be sufficient to fund its operations for at least twelve months from the date of issuance of these financial statements.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The Company's results of operations and financial condition for the six months ended June 30, 2021 were not significantly impacted by the novel coronavirus disease ("COVID-19") pandemic.
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021 on a prospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. Adoption of the new guidance had no significant impact on the Company's consolidated financial statements.
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

The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$16,902	$—	$—	$16,902
Level 2:
U.S. government and agency securities	162,314	31	(1)	162,344
Commercial paper	156,600	10	(14)	156,596
Corporate bonds	20,601	2	(1)	20,602
Total cash equivalents and short-term investments	356,417	43	(16)	356,444
Less: cash equivalents	(39,900)	—	—	(39,900)
Total short-term investments	$316,517	$43	$(16)	$316,544

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$178	$—	$—	$178
Level 2:
U.S. government and agency securities	328,583	121	(5)	328,699
Commercial paper	97,324	—	(5)	97,319
Total cash equivalents and short-term investments	426,085	121	(10)	426,196
Less: cash equivalents	(58,894)	—	3	(58,891)
Total short-term investments	$367,191	$121	$(7)	$367,305

As of June 30, 2021, $10.2 million of marketable securities had remaining maturities between one and two years. The remainder of the marketable securities have a remaining maturity of less than one year. As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company's consolidated balance sheet. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management determined that the gross unrealized losses on the Company’s marketable securities as of June 30, 2021 were temporary in nature and none were in continuous loss position for 12 months or more. Therefore, none of the Company’s marketable securities were other-than-temporarily impaired as of June 30, 2021.
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
Under Topic 606, the initial transaction price is the $7.5 million the Company received for the license granted. The arrangement provides for additional payments to the Company when certain development and commercial milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price. The transaction price of $7.5 million was allocated to a combined performance obligation that was fulfilled on or before March 31, 2021. Therefore, the Company recognized the $7.5 million upfront payment as license revenue during the three months ended March 31, 2021 and six months ended June 30, 2021.

5. Leases
Redwood City, CA Existing Lease
The Company leases its office and laboratory space pursuant to an operating lease ("Existing Lease"), which commenced on September 1, 2018 and had an original lease term expiring in February 2029. Upon the execution of the Existing Lease, the Company provided the landlord with a letter of credit in the amount of $1.0 million, which is classified as restricted cash under long term assets on the Company's condensed consolidated balance sheet.
Redwood City, CA Expansion Lease
On April 22, 2021, the Company entered into the first amendment to the Existing Lease pursuant to which the Company leased an additional building (the “Expansion Premises”) with a term of 10 years ("Expansion Lease"). The Expansion Lease commenced on June 9, 2021 and has a lease term expiring in December 2031.
The Expansion Lease provides a total of tenant improvement allowances for up to $10.2 million. On the execution of the Expansion Lease, the Company provided the landlord with a letter of credit in the amount of $2.5 million, which is classified as restricted cash under long term assets on the Company's condensed consolidated balance sheet, and will replace the letter of credit delivered in connection with the Existing Lease.

The first amendment to the Existing Lease also extends the term of the Existing Lease to expire in December 2031, with an option to extend the Existing Lease and the Expansion Lease for a period of eight years.
North Carolina Lease
On January 8, 2021, the Company entered into an operating lease agreement for a building in North Carolina ("NC Premises"). The lease commenced in April 2021 when the Company obtained control of the NC Premises, and the lease term expires in October 2037 with two options to extend the lease term for a period of five years each.
The Company has the right to make tenant improvements with a lease incentive allowance of up to $25.5 million. The rent payments begin in November 2022. The North Carolina Lease provides for an escalation of rent payment each year. In connection with the lease, the Company provided the landlord with a letter of credit in the amount of $2.8 million, which is classified as restricted cash under long term assets on the condensed consolidated balance sheet.
As of June 30, 2021, the weighted-average remaining lease term was 12.3 years and the weighted-average Incremental Borrowing Rate (“IBR”) was 6.79%. IBR is an estimated rate of interest used to determine present value of future lease payments in order to measure lease liability, which rate is what the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to determine the IBR, the Company estimates its credit rating, adjusts the credit rating for the nature of the collateral, and benchmarks the borrowing rate against observable yields on comparable securities with a similar term.
The undiscounted future non-cancellable lease payments under the lease agreements as of June 30, 2021 is as follows:

Year ending December 31,	(In thousands)
2021 (remaining 6 months)	$2,354
2022	8,517
2023	16,500
2024	17,048
2025	17,615
Thereafter	169,114
Total undiscounted lease payments	231,148
Less: Present value adjustment	(87,395)
Less: Tenant improvement allowance	(30,403)
Add: Lease incentive receivable	16,196
Total lease liability as of June 30, 2021	$129,546

Rent expense for the three months ended June 30, 2021 and 2020 was $2.8 million, and $1.4 million, respectively, which includes variable lease costs for utilities, parking, maintenance, and real estate taxes. Variable lease expenses for the three months ended June 30, 2021 and 2020 were $0.4 million and $0.3 million, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $4.1 million, and $3.1 million, respectively, including variable lease cost of $0.7 million and $0.8 million, respectively.

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Computer equipment and software	$1,218	$599
Laboratory equipment	9,962	9,354
Furniture and fixtures	1,259	1,259
Leasehold improvements	24,712	24,631
Construction in progress	6,863	1,954
Total property and equipment	44,014	37,797
Less accumulated depreciation and amortization	(12,425)	(10,072)
Property and equipment, net	$31,589	$27,725
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Employee compensation	$6,838	$8,344
Accrued preclinical, clinical and process development costs	3,214	2,844
Accrued professional services	1,292	1,075
Other	2,742	1,325
Total accrued expenses and other current liabilities	$14,086	$13,588

7. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2020	10,432	$11.65
Options granted	5,253	9.70
Options exercised	(9)	5.86
Options forfeited	(1,241)	10.87
Balance at June 30, 2021	14,435	$11.01
Exercisable as of June 30, 2021	5,654	$10.16

Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2020	540	$6.41
Granted	382	12.25
Vested and released	(266)	5.11
Forfeited	(65)	10.02
Outstanding at June 30, 2021	591	$10.37
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Research and development	$2,579	$1,668	$4,918	$2,916
General and administrative	5,655	3,117	10,540	5,278
Total stock-based compensation expense	$8,234	$4,785	$15,458	$8,194
During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expenses of approximately $1.4 million and $1.6 million, respectively, as a result of modifications to certain directors' and officers' stock awards during the periods.

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
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2021	June 30, 2020
	(In thousands)
Stock options	14,435	9,967
Restricted stock units	591	602
ESPP	104	11
Warrants to purchase common stock	—	80
	15,130	10,660

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking and other statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic titled “The coronavirus (“COVID-19”) pandemic has impacted our business practices and the effects of its continued impact on our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.”
Overview
Adverum is a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. We develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include novel vector discovery, preclinical and clinical development, and pre-commercial planning. In addition, we have in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control.
ADVM-022 is a single, in-office intravitreal (“IVT”) injection gene therapy designed to deliver long-term durability with robust treatment response, reduce the treatment burden of frequent anti-vascular endothelial growth factor (“anti-VEGF”) injections, and improve real-world vision outcomes for patients. ADVM-022 is being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”) who respond to standard-of-care anti-VEGF therapy. ADVM-022 utilizes a proprietary vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette.
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
Based on the promising results from the OPTIC trial and following FDA clearance of the ADVM-022 investigational new drug application (“IND”) in diabetic macular edema (“DME”), we initiated the INFINITY trial, a multi-center, Phase 2, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of ADVM-022 in DME patients. However, we recently announced that we no longer plan to develop ADVM-022 for DME after a dose-limiting toxicity not seen before in ocular gene therapy or in anti-VEGF treatment was observed at the high dose (6 x 10^11 vg/eye) in DME patients in the INFINITY trial.
As we advance ADVM-022 for wet AMD, we are continuing to develop our manufacturing expertise for ongoing supply. We initially planned for in-house manufacturing capabilities, including signing a lease for a new GMP manufacturing facility in Durham, North Carolina earlier this year; however, after evaluating our timelines and capital allocation priorities in light of the recent clinical developments mentioned above, we are currently in active discussions to sublease this facility. We will leverage our existing contract manufacturing organization partners for ongoing supply of ADVM-022.
Impact of COVID-19
Our results of operations and financial condition for the six months ended June 30, 2021 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2021, we had an accumulated deficit of $575.3 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
We expect to incur substantial and increasing expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We will need substantial additional funding in the future to support our operating activities as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, or to do so on acceptable terms, when needed, or to form additional collaboration partnerships to support our efforts, we could be forced to delay, reduce or eliminate our research and development program or potential commercialization efforts.
As of June 30, 2021, we had $363.8 million in cash, cash equivalents and short-term investments.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies are described in our Annual Report on Form 10-K as filed with the SEC on March 1, 2021. We believe that revenue recognition and leases, as described below, in addition to accrued and prepaid research and development expense, stock-based compensation expense, and income taxes are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition—We have generated revenue primarily through license, research and collaboration arrangements with our strategic partners.
Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Leases — We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“Topic 842”) on January 1, 2019. For our long-term operating leases, we recognize a right-of-use asset and a lease liability on our consolidated balance sheets. The lease liability is determined as the present value of future lease payments reduced by lease incentives, if any, using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to determine the incremental borrowing rate, we estimate our credit rating, adjust the credit rating for the nature of the collateral, and benchmark the borrowing rate against observable yields on comparable securities with a similar term. We base the right-of-use lease asset on the lease liability adjusted for any prepaid or deferred rent. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.
Rent expense for operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.
We elected the practical expedients permitted under Topic 842, which among other things, allowed us to exclude from our consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and not separate lease components and non-lease components for our long-term real-estate leases.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In thousands)
License revenue	$—	$—	$—	$7,500	$—	$7,500
Operating expenses:
Research and development	22,608	19,177	3,431	42,588	33,928	8,660
General and administrative	21,930	10,598	11,332	38,093	19,638	18,455
Total operating expenses	44,538	29,775	14,763	80,681	53,566	27,115
Operating loss	(44,538)	(29,775)	(14,763)	(73,181)	(53,566)	(19,615)
Other income, net	205	575	(370)	412	1,460	(1,048)
Net loss	$(44,333)	$(29,200)	$(15,133)	$(72,769)	$(52,106)	$(20,663)
Revenue
The $7.5 million license revenue for the six months ended June 30, 2021 was related to an upfront payment received in January 2021 upon execution of a license agreement entered with Lexeo Therapeutics, Inc (“Lexeo”).

Research and Development Expense
Research and development expense increased $3.4 million to $22.6 million for the three months ended June 30, 2021 from $19.2 million for the three months ended June 30, 2020. The $3.4 million increase was primarily driven by personnel-associated costs including higher salaries, stock-based compensation expense, and bonuses as a result of headcount increase. In addition, production costs related to our ADVM-022 product candidates and early-stage research programs decreased $4.4 million, which decrease was partially offset by increases of $1.3 million in rent for the new leases commenced during the second quarter of 2021, $1.1 million in clinical trials-related expenses, $0.8 million in consultants and contractors, and $0.8 million in laboratory expenses. Stock-based compensation included in research and development expenses was $2.6 million for the second quarter of 2021, compared to $1.7 million for the second quarter of 2020.
Research and development expense increased $8.7 million to $42.6 million for the six months ended June 30, 2021 from $33.9 million for the six months ended June 30, 2020. This overall increase was primarily related to a $6.9 million increase in personnel-associated costs including higher salaries, stock-based compensation expense, and bonuses as a result of headcount increase. In addition, there were increases of $1.8 million in clinical trial-related expense, $2.1 million in expense for consultants, contractors and outside services, $0.9 million in rent for the new lease commenced in 2021, and $0.9 million in laboratory expenses. These increases were partially offset by a $3.5 million decrease in production costs related to our ADVM-022 product candidates and early-stage research programs and a $0.7 million decrease in recruiting expense. Stock-based compensation included in research and development expenses was $4.9 million for the six months ended June 30, 2021, compared to $2.9 million for the six months ended June 30, 2020.
For the periods presented, our research and development activities were attributable to our wet AMD, DME, rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy product candidate ADVM-022 for the treatment of wet AMD and earlier-stage research programs.
General and Administrative Expense
General and administrative expense increased $11.3 million to $21.9 million for the three months ended June 30, 2021 from $10.6 million for the three months ended June 30, 2020, primarily related to a $4.9 million increase in professional services mainly for investor relation and legal fees in connection with our proxy contest ended in May 2021, a $4.5 million increase in personnel-associated costs including higher stock-based compensation expense, salaries and bonuses as a result of headcount increase, a $1.1 million increase in other taxes, insurance, licenses and subscriptions, and a $0.7 million increase in rent for the new leases commenced during the second quarter of 2021. Stock-based compensation expense included in general and administrative expenses was $5.7 million for the second quarter of 2021, compared to $3.1 million for the second quarter of 2020.
General and administrative expense increased $18.5 million to $38.1 million for the six months ended June 30, 2021 from $19.6 million for the six months ended June 30, 2020, primarily related to a $9.4 million increase in personnel-associated costs including higher stock-based compensation expense, salaries and bonuses as a result of headcount increase, a $6.5 million increase in professional services mainly for investor relations and legal fees in connection with our proxy contest ended in May 2021, a $1.2 million increase in other taxes, insurances and other license fees, and a $0.8 million increase in rent for new leases commenced in 2021. Stock-based compensation expense included in general and administrative expenses was $10.5 million for the six months ended June 30, 2021, compared to $5.3 million for the six months ended June 30, 2020.
We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal, finance and investor functions to support our organizational growth.
Other Income, Net
The decreases of $0.4 million and $1.0 million in other income, net, for the three and six months ended June 30, 2021 as compared to 2020, were primarily due to a lower yield from our short-term investments.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of June 30, 2021, we had an accumulated deficit of $575.3 million. As of June 30, 2021, we had $363.8 million in cash, cash equivalents and short-term investments compared to $429.7 million as of December 31, 2020. We believe that our existing cash and cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our operations for at least twelve months from the date of this filing.

In December 2020, we entered into an at-the-market offering program sales agreement with Cowen and Company, LLC, (the “Sales Agreement”), pursuant to which we may offer to sell our common stock for an aggregate offering price of up to $150.0 million through the sales agent from time to time. As of June 30, 2021, we have sold an aggregate of 121,000 shares of our common stock for net proceeds of $1.7 million, net of issuance costs, pursuant to the Sales Agreement.
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
Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(56,220)	$(30,523)
Net cash provided by (used in) investing activities	44,356	(159,370)
Net cash provided by financing activities	2,022	151,355
Net decrease in cash and cash equivalents and restricted cash	$(9,842)	$(38,538)
Cash Used in Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $56.2 million, primarily as a result of net loss of $72.8 million due to the continued activities developing our product candidates and $2.6 million of net decrease in operating assets and liabilities, partially offset by $19.1 million of non-cash charges mainly related to $15.5 million of stock-based compensation expense and $2.4 million of depreciation and amortization expenses.

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
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2021 consisted of $49.4 million of net proceeds from marketable securities, partially offset by $5.1 million of purchases of property and equipment primarily related to facility constructions.
Net cash used in investing activities for the six months ended June 30, 2020 consisted of $152.0 million of net purchases of marketable securities and $7.3 million of purchases of property and equipment primarily related to the new facility.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 consisted of $1.7 million of net proceeds from the sale of our common stock pursuant to the Sales Agreement and $0.5 million proceeds from employee stock purchase plan, partially offset by $0.2 million for repayment of the Banque Publique d’Investissement (“BPI”) loan.
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

Contractual Obligations and Commitments
During the six months ended June 30, 2021, we paid off the remaining balance of BPI loan of $240,000. For additional details regarding our contractual obligations, see Note 5. “Leases” to our condensed financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our foreign currency exchange and interest rate risks during the six months ended June 30, 2021, compared to the year ended December 31, 2020. For quantitative and qualitative disclosures about foreign currency exchange and interest rate risks, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Acting Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adverum have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
We currently expect our cash, cash equivalents and short-term investments to fund our planned operations into 2024. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials and expected investments into our manufacturing capabilities, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned through collaboration agreements and public or private financings. If we run low on capital and are unable to successfully raise additional funds on terms acceptable to us, we may need to significantly curtail some or all of our development activities.
We will need to raise additional funding, which may not be available on acceptable terms, or at all. If we fail to obtain additional capital necessary to fund our operations, we will be unable to successfully develop and commercialize our product candidates.
We will require substantial future capital in order to complete the preclinical and clinical development for our product candidates and potentially to commercialize these product candidates. Any future clinical trials or ongoing clinical trials of our product candidates could cause an increase in our spending levels, as would other corporate activities, such as expenses related to manufacturing supply of our product candidates. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:
•the type, number, scope, progress, expansion costs, results of and timing of any future preclinical studies and clinical trials of any of our product candidates which we are pursuing or may choose to pursue in the future;
•the need for, and the progress, costs and results of, any additional clinical trials or nonclinical studies of our product candidates we may initiate based on the results of any clinical trials that we may plan or discussions with the U.S. Food and Drug Administration (“FDA”), including any additional clinical trials or nonclinical studies the FDA or other regulatory authorities outside the U.S. may require evaluating the safety of our product candidates;
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
Drug development has inherent risk. Our lead product candidate, ADVM-022 for the treatment of wet age-related macular degeneration (“wet AMD”) uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may experience unexpected results in clinical trials in the future, such as the dose-limiting toxicity at the high dose tested in the INFINITY trial in diabetic macular edema (“DME”) patients. Although we will be bound by the generally applicable laws governing grant of approval, the fact that our product is a gene therapy and the broad patient population that it is intended to treat means that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.
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
During the conduct of preclinical studies and clinical trials, animal models and patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In addition, patients may not comply with the requirements of the study, such as missing physician visits or not taking eye drops as prescribed, which may result in changes to their health or vision that are then attributed to the product candidate. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. For example, a dose-limiting toxicity (“DLT”) at the high dose tested in our INFINITY trial in DME patients resulted in our announcement on July 22, 2021 that we were discontinuing development of ADVM-022 for the DME indication. It is possible that as we test ADVM-022 and other product candidates, in current and future clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, including the DLT at the high dose tested in the INFINITY trial, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates causes serious or life-threatening side effects, or side effects that outweigh the therapeutic benefit of the product candidate, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.

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
Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, ocular inflammation is a known side effect of ADVM-022 administration, but the duration of inflammation caused by ADVM-022, our ability to manage that inflammation using steroids or other anti-inflammatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. If we are unable to manage this inflammation appropriately, the FDA or other regulatory authorities outside the U.S. may not approve ADVM-022. Even if we achieve marketing approval, doctors may not prescribe, and patients may not use, ADVM-022 or our other product candidates if they deem the levels or risk of inflammation to be unacceptable. Further, patients treated with ADVM-022 could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of ADVM-022 or could cause unanticipated adverse reactions to ADVM-022. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
Additionally, our lead product candidate, ADVM-022, is designed for long-term, sustained expression of an exogenous protein, aflibercept. Even though EYLEA® (aflibercept) has been approved by several regulatory authorities, including the FDA, for the treatment of wet AMD, there may be side effects associated with aflibercept being expressed as a gene therapy treatment modality. If such side effects are serious or life-threatening, the development of our product candidate and future product candidates may fail or be delayed, or, if such product candidate(s) have received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operation.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology. Promising preclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a preclinical model, including non-human primate models, may be significantly higher than the level of protein expression achieved in humans. Similarly, human subjects administered our product candidates may develop side effects that were not observed in animal models and/or are more severe than those observed in animal models. In addition, even industry-accepted animal models may not accurately replicate human disease. Success in preclinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through preclinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may only become apparent when the candidate is tested in human patients suffering from the relevant disease. Furthermore, the initiation of future trials for a product candidate, such as our planned Phase 2 clinical trial for ADVM-022 in wet AMD to explore additional low doses with alternative prophylactic regimens, will be dependent upon demonstrating sufficient safety and efficacy to the relevant regulatory authorities in preceding or other ongoing trials using the same product candidate. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization. Even if our clinical trials successfully meet their endpoints for safety and efficacy, the FDA and/or other regulatory authorities outside the U.S. may still conclude that the product candidate has not demonstrated a beneficial risk/benefit profile or otherwise does not meet the relevant standard for approval.
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
In addition, the clinical trial requirements of the FDA, EMA and other regulatory authorities outside the U.S. and the criteria these regulators may use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other product types, which are better known or more extensively studied to date. The FDA only recently approved the first in vivo gene therapies, LUXTURNA® and ZOLGENSMA®, and FDA approvals of gene therapy products to date have been generally for rare diseases with limited treatment options. Because we are targeting a broad population of patients with wet AMD, the benefit-risk profile of ADVM-022 may be subject to greater scrutiny by regulatory authorities. Regulatory approaches and requirements for gene therapy products continue to evolve, and any changes could create significant delay and unpredictability for product development and approval as compared to technologies with which regulatory authorities have more substantial experience.
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

These regulatory review committees and advisory groups, and the guidelines they promulgate, may lengthen our regulatory review process, require us to perform additional studies, increase our development costs, increase or otherwise change chemistry, manufacturing, and controls requirements, lead to changes in our regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will usually be required to consult with these, and potentially other, regulatory and advisory groups and comply with applicable guidelines or recommendations. If we fail to do so or the consultations take longer than we expect, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs incurred in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
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
Further, if patients and investigators are unwilling to participate in our gene therapy studies because of the dose-limiting toxicity at the high dose tested in the INFINITY trial, or because of negative publicity from other adverse events in the biotechnology or gene therapy industries or inadequate results in our preclinical studies or clinical trials or for other reasons, including competitive clinical trials for similar patient populations or available approved therapies, our recruitment of patients, conduct of preclinical studies or clinical trials and ability to obtain regulatory approval of our product candidates may be hindered.
Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. Our product candidates use an AAV delivery system, with which host integration has been less of a concern. Nonetheless, if patients negatively associate our product candidates with the adverse events caused by previous gene therapy products, they may choose not to enroll in our clinical trials, which would have a material adverse effect on our business and operations.
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
From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. For example, although we have periodically announced interim data from patients in our OPTIC trial, which showed all ADVM-022 related adverse events as mild to moderate in severity, there is no guarantee that in the future, we will not have more severe drug- or treatment-related adverse events in patients treated with ADVM-022, such as the dose-limiting toxicity at the high dose tested in our INFINITY trial. In addition, in certain clinical trials, such as our OPTIC trial, individual cohorts of patients are enrolled with different dosages and other treatment conditions under our protocol. These different doses, populations, and other treatment conditions may affect clinical outcomes, including safety profiles or efficacy, such as the number of rescue injections required, in each of the cohorts. As a result, preliminary and interim data should be viewed with caution and not relied upon until the final data from a locked database for the entire clinical trial are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects.

Fast Track designation for ADVM‑022 may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that ADVM‑022 will receive marketing approval in the United States.
We received Fast Track designation for ADVM‑022 in September 2018 for the treatment of wet AMD. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs. The FDA provides opportunities for frequent interactions with the review team for a Fast Track product, including pre-investigational new drug application (“IND”) meetings, end-of-phase 1 meetings, and end-of-phase 2 meetings with the FDA to discuss study design, extent of safety data required to support approval, dose-response concerns, and use of biomarkers. A Fast Track product may also be eligible for rolling review, where the FDA reviews portions of a marketing application before the sponsor submits the complete application.
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
The development of commercially viable manufacturing processes typically is very difficult to achieve, is often very expensive and may require extended periods of time. As we develop, seek to optimize, and operate the ADVM-022 manufacturing process, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical manufacturing campaigns or process validation campaigns. For example, all Good Manufacturing Practices (“GMP”) activities at our Redwood City facility, and external manufacturing, testing, and distribution partners are subject to significant health authority regulation with respect to manufacturing and testing our product candidates. If we are unable to satisfy these regulatory requirements, or if we are unable to solve the technical, scientific, and other challenges described above, we may be unable to manufacture a sufficient supply of our product candidates for our clinical trials and may be forced to delay or terminate our development programs. Additionally, changes in manufacturing processes (including cell lines), equipment or facilities (including moving manufacturing from one of our facilities to another one of our facilities or a third-party facility, or from a third-party facility to one of our facilities) may require us to complete clinical trials in order to receive regulatory approval of any manufacturing modifications. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies in a timely manner, if at all.
We may revise the process that we used to manufacture ADVM-022 for our Phase 1 clinical trial. Before we use a revised process in future clinical trials, we must submit analytical comparability data to the FDA to demonstrate that the process changes have not altered ADVM-022 in a manner that undermines the applicability of the clinical data from our Phase 1 clinical trial. If the FDA does not find our analytical comparability data sufficient, the FDA could place our IND on clinical hold until we conduct additional nonclinical or clinical comparability studies demonstrating that the ADVM-022 manufactured by our revised process and our previous process are materially equivalent, which could substantially delay the development process. If we make further changes to the manufacturing process of ADVM-022 in the future, the FDA may require additional comparability studies. For example, the FDA could also require additional comparability studies to demonstrate that ADVM-022 manufactured in its current facilities is comparable to ADVM-022 manufactured at future commercial supply sites.
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
As we develop, seek to optimize and operate the ADVM-022 manufacturing process, we will likely face technical and scientific challenges, considerable costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical or commercial manufacturing campaigns. As a result, we could experience manufacturing delays that prevent us from commercializing ADVM-022, if approved, on a profitable basis, if at all.
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

Changes in laws and governmental policies may have an effect on regulations. For example, on January 31, 2020, the United Kingdom (“UK”) withdrew from the European Union (“EU”), commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. The UK-EU Trade and Cooperation Deal, which has applied since the end of the Transition Period, provides for tariff-free trade of goods, but not services, between the UK and the EU, but there may however be additional non-tariff costs which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medical products, tariffs could be put into place in the future.
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
•new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of wet AMD, or other conditions that our product candidates are intended to treat;
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
We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, biotechnology, and gene therapy companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates and gene therapies in development or being commercialized by our competitors for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in our target disease areas, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering patients for clinical trials, and in identifying and in-licensing new product candidates. For example, REGENXBIO is developing RGX-314, an AAV-based gene therapy delivering a gene encoding a therapeutic antibody fragment similar to ranibizumab (LUCENTIS®) for the treatment of wet AMD and diabetic retinopathy, which competes for the same patients, study site resources, and personnel as ADVM-022. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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
The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. The FDA has the authority to require a REMS plan as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.
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
Certain provisions of the Affordable Care Act have been subject to executive, Congressional, and judicial challenges as well as efforts to repeal, replace, or otherwise modify them or alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. Any such changes could affect the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

Other legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, will stay in effect through 2030 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2021.
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
If the market for our product candidate, if approved, in the treatment of wet AMD or any other indication we seek to treat is smaller than we believe it is, or if our product candidate is approved with limitations that reduce the market size, our future revenue may be adversely affected, and our business may suffer.
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
The effort to identify patients with diseases we seek to treat is in early stages as we conduct the OPTIC trial of ADVM-022 for the treatment of wet AMD, and we cannot accurately predict the number of patients for whom treatment might be possible or whether the FDA or other regulatory authorities may approve indications for ADVM-022 that are more limited than we expect due to efficacy or safety concerns. For example, some patients have neutralizing antibodies at titer levels that may prevent them from benefiting from ADVM-022. If this patient population is larger than we estimate, the market for ADVM-022 may be smaller than we anticipate, and our future revenue may be adversely affected. In addition, we expect prophylactic steroid treatment will be required to manage inflammation associated with treatment with ADVM-022, and certain patients cannot be treated with prophylactic steroids. If this proportion of patient population is larger than we estimate, the market for ADVM-022 may be smaller than we anticipate. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates for other reasons, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
We intend to seek approval to market our product candidates in both the U.S. and in foreign jurisdictions. If we obtain approval in one or more jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some countries, including Member States of the European Economic Area ("EEA"), the pricing of prescription pharmaceuticals is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. There can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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
More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. Although none of our current product candidates utilize retroviruses and we believe AAVs used in our product candidates have low-integrating potential and are not known to cause disease in humans, our product candidates do use a viral vector delivery system. The risk of serious adverse events, such as the dose-limiting toxicity at the high dose tested in our INFINITY trial, remains a concern for gene therapy and we cannot assure that it will not occur in any of our current or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

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

The COVID-19 pandemic may also affect our current and planned trials and development programs, possibly affecting our timelines for commercialization. We and our CROs and contract manufacturing organizations (“CMOs”) may face disruptions that may affect our ability to conduct and timely complete ongoing clinical trials including disruptions in procuring items that are essential for our development activities, such as materials used in the manufacturing of ADVM-022. We and our CROs and CMOs, as well as clinical trial sites, may face disruptions that affect our ongoing clinical trials arising from staffing disruptions and limitations on our activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals or delays in site initiations or site monitoring visits, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocol procedures, which could delay completion of our clinical trials or adversely affect the data generated by our clinical trials. Shelter-in-place or equivalent orders and the current general reluctance of people to make in-person visits to healthcare providers for treatment of non-life-threatening ailments may make initiating clinical trial sites, identifying potential patients and enrolling them in our clinical trials, retaining any such patients, ensuring that such patients comply with treatment protocols, and collecting sufficient trial data to progress our clinical programs more difficult. For example, patient concerns related to COVID-19 caused some of our OPTIC trial patients to miss scheduled appointments for fear of contracting the virus which, if this were to be repeated over longer periods of time, could impact our ability to collect data we need. Additionally, our ability to recruit and retain patients and principal investigators and site staff who believe they have heightened risks if exposed to COVID-19 may be limited which may adversely impact our clinical trial operations. The response to the COVID-19 pandemic also could redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures that are intended to limit in-person interactions.
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
The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread or any future resurgence of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts to our business as a result of its global human and economic impact, or as a result of our actions taken and not taken as mitigation measures during the COVID-19 pandemic.

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
While we are not aware of any such material system failure, accident, or any other security incident to date, any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. A security incident could result in legal claims or proceedings, liability under privacy, data protection, and data security laws such as the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), California Consumer Privacy Act (“CCPA”), or General Data Protection Regulation (“GDPR”), government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, delay or impede the development of our products, and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. In addition, there can be no assurance that we will promptly detect any such disruption or security incident, if at all.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers, under the federal Physician Payments Sunshine Act, for payments and other transfers of value made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their payments to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to submit required information may result in significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states and localities also mandate implementation of commercial compliance programs, restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs, impose restrictions on drug manufacturer marketing practices, require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or require the registration of pharmaceutical sales representatives.
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
In the U.S., we may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state data breach notification laws, state health information and/or genetic privacy laws and federal and state consumer protection laws (e.g., Section 5 of the FTC Act and the CCPA), govern the collection, use, disclosure, and protection of health-related and other personal information. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.

For example, HIPAA, as amended by HITECH, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information, upon health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services for them involving individually identifiable health information, as well as their covered subcontractors. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to penalties if we, our affiliates, or our agents obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
States have begun to introduce comprehensive privacy, data protection, and data security laws and regulations. For example, California enacted the CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and its implementing regulations have already been amended multiple times since their enactment. The CCPA may increase our compliance costs and potential liability. Additionally, the CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. For example, Virginia recently enacted a comprehensive privacy law, the Consumer Data Protection Act, and Colorado similarly enacted the Colorado Privacy Act, both laws of which emulate the CCPA and CPRA in many respects. The obligations to comply with the CCPA and other evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.
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
Our operations may also be subject to foreign privacy, data protection, and data security laws, regulations, and standards. Many countries have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the GDPR, which went into effect in May 2018 and introduced strict requirements for the collection, use storage, transfer and other processing personal data, including health data, regarding individuals in Europe. Equivalent legislation has been adopted in the UK. The GDPR is likely to increase compliance burden on us, including by mandating potentially burdensome documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. EU member states may also have national laws restricting direct marketing communications and the use of cookies and similar technologies. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement, data processing restrictions, and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. Fines mays reach up to 20 million euros or up to 4% of the annual global revenue. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.
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
The GDPR and other European data protection laws restrict the transfer of personal information from the European Economic Area, and Switzerland, to the United States and most other countries unless an adequate level of protection has been recognized in the foreign jurisdiction, the parties to the transfer have implemented specific safeguards to protect the transferred personal information, or the transfer is covered by an exception. Important frameworks allowing U.S. companies to import personal information from Europe have been the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses (“SCCs”), the importing country’s level of protection must be adequate. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner (“FDPIC”) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC also found that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new Standard Contractual Clauses for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. At present, there are few, viable alternatives to the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and the SCCs.
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
In addition, the United Kingdom’s departure from the EU, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. The EU and UK Trade and Cooperation Agreement provides a transitional period of up to six months during which transfers of personal data from the EEA to the UK may still take place. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission will continue to monitor the legal situation in the UK and can intervene if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. On August 8, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC that automatically became effective, pursuant to which we registered for sale an undetermined amount of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time and at prices and on terms that we may determine, so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules. In February 2020 we sold an aggregate of 10,925,000 shares of our common stock for $140.8 million of net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. In August 2020 we sold an aggregate of 16,675,000 shares of our common stock for $203.5 million of net proceeds after deducting underwriting discounts and commissions and offering expenses. Further, pursuant to the universal shelf registration statement, in December 2020, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) and we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through Cowen as our sales agent. Under the sales agreement, Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. As of June 30, 2021, we have sold an aggregate of 121,000 shares of our common stock for net proceeds of $1.7 million, net of issuance costs, pursuant to the sales agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

10.1	First Lease Amendment by and between HCP LS Redwood City, LLC and Adverum Biotechnologies, Inc., dated as of April 19, 2021.					X

10.2	Consulting Agreement between Adverum Biotechnologies, Inc. and Leone Patterson, dated June 24, 2021.					X

10.3	Employment Offer Letter with Julie Clark, dated April 2, 2020.					X

10.4	Promotion Letter with Julie Clark, dated May 22, 2021.					X

10.5	Change in Control and Severance Agreement with Julie Clark, dated May 25, 2021.					X

10.6	Employment Offer Letter with Chris DeRespino, dated February 1, 2021.					X

10.7	Change in Control and Severance Agreement with Chris DeRespino, dated February 1, 2021.					X

10.8	Non-Employee Director Compensation Policy, effective May 5, 2021.	001-36579	10-Q	May 6, 2021	10.7

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: August 5, 2021	By:	/s/ Laurent Fischer, M.D.
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Christopher DeRespino
Christopher DeRespino
Acting Chief Financial Officer (Principal Financial and Accounting Officer)