Form 10-Q
period 2021-09-30
Adverum Biotechnologies, Inc.
filed 2021-11-04
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, there were 98,152,090 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$32,971	$62,424
Short-term investments	299,734	367,305
Lease incentive receivables	7,358	—
Prepaid expenses and other current assets	7,764	4,709
Total current assets	347,827	434,438
Operating lease right-of-use assets	100,174	19,376
Property and equipment, net	37,158	27,725
Restricted cash	5,284	999
Deposit and other long-term assets	138	29
Total assets	$490,581	$482,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,517	$2,810
Accrued expenses and other current liabilities	18,585	13,588
Lease liability, current portion	4,224	4,473
Total current liabilities	25,326	20,871
Lease liability, net of current portion	118,141	26,235
Other non-current liabilities	1,114	1,114
Total liabilities	144,581	48,220
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	960,180	937,134
Accumulated other comprehensive loss	(523)	(261)
Accumulated deficit	(613,667)	(502,536)
Total stockholders’ equity	346,000	434,347
Total liabilities and stockholders' equity	$490,581	$482,567
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License revenue	$—	$—	$7,500	$—
Operating expenses:
Research and development	24,069	16,653	66,657	50,581
General and administrative	14,453	11,351	52,546	30,989
Total operating expenses	38,522	28,004	119,203	81,570
Operating loss	(38,522)	(28,004)	(111,703)	(81,570)
Other income, net	160	235	572	1,695
Net loss	(38,362)	(27,769)	(111,131)	(79,875)
Other comprehensive income (loss):
Net unrealized (loss)/gain on marketable securities	(55)	(20)	(139)	120
Foreign currency translation adjustment	(51)	13	(123)	—
Comprehensive loss	$(38,468)	$(27,776)	$(111,393)	$(79,755)
Net loss per share — basic and diluted	$(0.39)	$(0.31)	$(1.13)	$(0.99)
Weighted-average common shares used to compute net loss per share - basic and diluted	98,126	88,867	97,966	80,995
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	97,549	$10	$937,134	$(261)	$(502,536)	$434,347
Stock-based compensation expense	—	—	7,224	—	—	7,224
Issuance of common stock, net of issuance costs of $5	121	—	1,689	—	—	1,689
Common stock issued upon exercise of stock options	9	—	51	—	—	51
Common stock issued upon release of restricted stock units	248	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Unrealized loss on marketable securities, net	—	—	—	(22)	—	(22)
Net loss	—	—	—		(28,436)	(28,436)
Balance at March 31, 2021	97,927	10	946,098	(316)	(530,972)	414,820
Stock-based compensation expense	—	—	8,234	—	—	8,234
Issuance of common stock, additional issuance costs	—	—	(4)	—	—	(4)
Common stock issued upon release of restricted stock units	17	—	—	—	—	—
Common stock issued under employee stock purchase plan	176	—	526	—	—	526
Foreign currency translation adjustments	—	—	—	(39)	—	(39)
Unrealized loss on marketable securities, net	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(44,333)	(44,333)
Balance at June 30, 2021	98,120	10	954,854	(417)	(575,305)	379,142
Stock-based compensation expense	—	—	5,326	—	—	5,326
Common stock issued upon release of restricted stock units	23	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(51)	—	(51)
Unrealized loss on marketable securities, net	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(38,362)	(38,362)
Balance at September 30, 2021	98,143	$10	$960,180	$(523)	$(613,667)	$346,000
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

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(111,131)	$(79,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323	3,081
Stock-based compensation expense	20,784	14,214
Amortization of premium/(discount) and accrued interest on marketable securities	2,273	(773)
Impairment of long-lived assets	1,072	—
Other	(132)	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,493)	5,194
Other assets	(109)	(8)
Operating lease right-of-use asset	2,825	1,265
Accounts payable	(587)	1,444
Accrued expenses and other current liabilities	3,253	(573)
Lease liability and lease incentive receivable	(94)	(1,061)
Net cash used in operating activities	(82,016)	(57,067)
Cash flows from investing activities:
Purchases of marketable securities	(328,275)	(511,845)
Maturities of marketable securities	384,882	223,765
Sales of marketable securities	8,990	6,748
Purchases of property and equipment	(10,771)	(10,411)
Net cash provided by (used in) investing activities	54,826	(291,743)
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	1,685	344,547
Proceeds from issuance of common stock pursuant to option exercises	51	12,653
Taxes paid related to net share settlement of restricted stock units	—	(2,043)
Proceeds from employee stock purchase plan	526	481
Repayment of loan	(240)	(29)
Net cash provided by financing activities	2,022	355,609
Net (decrease) increase in cash and cash equivalents and restricted cash	(25,168)	6,799
Cash and cash equivalents and restricted cash at beginning of period	63,423	66,896
Cash and cash equivalents and restricted cash at end of period	$38,255	$73,695
Cash and cash equivalents	32,971	72,696
Restricted cash	5,284	999
Cash and cash equivalents and restricted cash at end of period	$38,255	$73,695
Supplemental schedule of noncash investing and financing information
Right-of-use assets obtained in exchange for lease liability	$84,005	$—
Fixed assets in accounts payable, accrued expenses and other current liabilities	$2,675	$325
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $613.7 million as of September 30, 2021. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of September 30, 2021, the Company had cash, cash equivalents and short-term investments of $332.7 million, which the Company believes will be sufficient to fund its operations for at least twelve months from the date of issuance of these financial statements.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The Company's results of operations and financial condition for the nine months ended September 30, 2021 were not significantly impacted by the novel coronavirus disease ("COVID-19") pandemic.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
2. Summary of Significant Accounting Policies
Use of Estimates
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of expenses in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, impairment of long-lived assets, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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
The following is a summary of the Company’s cash equivalents and short-term investments:

	September 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$27,019	$—	$—	$27,019
Level 2:
U.S. government and agency securities	90,665	8	(25)	90,648
Commercial paper	157,111	10	(5)	157,116
Corporate bonds	51,986	—	(16)	51,970
Total cash equivalents and short-term investments	326,781	18	(46)	326,753
Less: cash equivalents	(27,019)	—	—	(27,019)
Total short-term investments	$299,762	$18	$(46)	$299,734

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$178	$—	$—	$178
Level 2:
U.S. government and agency securities	328,583	121	(5)	328,699
Commercial paper	97,324	—	(5)	97,319
Total cash equivalents and short-term investments	426,085	121	(10)	426,196
Less: cash equivalents	(58,894)	—	3	(58,891)
Total short-term investments	$367,191	$121	$(7)	$367,305
As of September 30, 2021, $57.4 million of marketable securities had remaining maturities between one and two years. The remainder of the marketable securities have a remaining maturity of less than one year. As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company's consolidated balance sheet. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management determined that the gross unrealized losses on the Company’s marketable securities as of September 30, 2021 were temporary in nature.
During the three months ended September 30, 2021, the Company performed an impairment test to measure certain right-of-use assets and leasehold improvements at fair value. The assets are measured at fair value on a non-recurring basis as a result of the occurrence of certain triggering events indicating the carrying value of the assets may not be recoverable, by comparing the sum of the estimated future undiscounted cash flows to the carrying amount of the assets. Refer to Note 5, Leases for additional information.
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
Under Topic 606, the initial transaction price is the $7.5 million the Company received for the license granted. The arrangement provides for additional payments to the Company when certain development and commercial milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price. The transaction price of $7.5 million was allocated to a combined performance obligation that was fulfilled during the three months ended March 31, 2021. The Company recognized no revenue in the three months ended September 30, 2021 and $7.5 million of license revenue during nine months ended September 30, 2021.
5. Leases
Redwood City, CA Existing Lease
The Company leases its office and laboratory space pursuant to an operating lease ("Existing Lease"), which commenced on September 1, 2018 and had an original lease term expiring in February 2029. Upon the execution of the Existing Lease, the Company provided the landlord with a letter of credit in the amount of $1.0 million, which was returned after receipt of the replacement letter of credit in conjunction with the execution of the expansion lease below.
On November 1, 2021, the Company entered into an amendment to terminate the lease of one of its premises under the Existing Lease and paid a termination fee of $0.4 million. As of September 30, 2021, the Company has an operating right-of-use asset of $15.9 million and an operating lease obligation of $21.5 million relating to this lease, which represents $30.8 million of undiscounted lease payments less $9.3 million of present value adjustment. Concurrently, the Company entered into an agreement to sublease a portion of such premises at $0.1 million monthly base rent. The sublease will expire on March 31, 2022 and may be extended on a month to month basis until June 30, 2022.

As of September 30, 2021, the Company evaluated its plans for the leased facilities including the decision to terminate and vacate certain leased office space under the Existing Lease. This change in the circumstances resulted in the requirement to test the recoverability of the carrying amount of the asset group. As of September 30, 2021, the carrying amount of the asset group, consisting of right-of-use assets and leasehold improvements, relating to one of the premises under Existing Lease to be terminated exceeds the Company's anticipated undiscounted cash flows. Accordingly, the Company reviewed the related right-of-use assets and leasehold improvements for impairment. As a result of the evaluation, the Company recorded an impairment charge of $1.1 million, which includes $0.8 million associated with the right-of-use assets and $0.3 million associated with leasehold improvements, for the three and nine months ended September 30, 2021. The assets indicated as impaired were written down to the estimated fair value, which was determined using the terms of the termination and sublease agreements.
Redwood City, CA Expansion Lease
On April 22, 2021, the Company entered into the first amendment to the Existing Lease pursuant to which the Company leased an additional building (the “Expansion Premises”) with a term of ten years ("Expansion Lease"). The Expansion Lease commenced on June 9, 2021 and has a lease term expiring in December 2031.
The Expansion Lease provides a total of tenant improvement allowances of up to $10.2 million. On the execution of the Expansion Lease, the Company provided the landlord with a letter of credit in the amount of $2.5 million, which is classified as restricted cash under long term assets on the Company's condensed consolidated balance sheets, and replaced the letter of credit delivered in connection with the Existing Lease.
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
The Company had the right to make tenant improvements with a lease incentive allowance of up to $25.5 million. The Company made the rent payment for the first month upon commencement of the lease. Thereafter, the rent payments begin in November 2022. The North Carolina Lease provides for an escalation of rent payment each year. In connection with the lease, the Company provided the landlord with a letter of credit in the amount of $2.8 million, which is classified as restricted cash under long term assets on the condensed consolidated balance sheet as of September 30, 2021. The $2.8 million was replaced by a security deposit pledged by the subtenant to the Company as part of the sublease agreement entered on October 26, 2021 below.
As of September 30, 2021, the Company evaluated its plans for the leased facilities including the decision to sublease the North Carolina facility. This change in the circumstances resulted in the requirement to test the recoverability of the carrying amount of the asset group. The impairment test was performed at the right-of-use asset and the leasehold improvements level, representing the lowest identifiable levels of cash flows. On October 26, 2021, the Company entered into a sublease agreement with a subtenant for the NC Premises. The sublease commences on October 26, 2021 and expires on October 31, 2037. The base annual rental rates, payment schedules and amounts under the sublease agreement are substantially the same as the original payment terms by Adverum to the landlord. Sublease income is approximately $108.2 million over the term of the lease excluding share of facilities operating expenses. As of September 30, 2021, the undiscounted value of the sublease income over the sublease term exceeds the carrying amount of the asset group relating to the NC Premises. The Company determined that there was no impairment related to the NC Premises.
As of September 30, 2021, the weighted-average remaining lease term was 12.1 years for the Company's leases and the weighted-average Incremental Borrowing Rate (“IBR”) was 6.79%. IBR is an estimated rate of interest used to determine present value of future lease payments in order to measure lease liability, which rate is what the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to determine the IBR, the Company estimates its credit rating, adjusts the credit rating for the nature of the collateral, and benchmarks the borrowing rate against observable yields on comparable securities with a similar term.

As of September 30, 2021, the undiscounted future non-cancellable lease payments under the lease agreements, after giving effect to the amendment to terminate one of its premises under the Existing lease and the sublease of the NC Premises, are as follows (in thousands):

Year ending December 31,	Operating Leases	Sublease Payments Receivable
2021 (remaining 3 months)	$818	$463
2022	6,049	491
2023	13,947	5,844
2024	14,405	6,019
2025	14,880	6,200
Thereafter	149,252	89,136
Total undiscounted lease payments	199,351	$108,153
Less: Present value adjustment	(75,629)
Less: Tenant improvement allowance	(30,015)
Add: Lease incentive receivable	7,358
Total lease liability as of September 30, 2021	$101,065
Rent expense for the three months ended September 30, 2021 and 2020 was $4.3 million, and $1.3 million, respectively, including variable lease cost of $0.6 million and $0.4 million, respectively. Variable lease costs includes utilities, parking, maintenance, and real estate taxes. Rent expense for the nine months ended September 30, 2021 and 2020 was $8.5 million, and $4.4 million, respectively, including variable lease cost of $1.3 million and $1.1 million, respectively.
6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Computer equipment and software	$1,212	$599
Laboratory equipment	11,065	9,354
Furniture and fixtures	1,484	1,259
Leasehold improvements	28,393	24,631
Construction in progress	8,329	1,954
Total property and equipment	50,483	37,797
Less accumulated depreciation and amortization	(13,325)	(10,072)
Property and equipment, net	$37,158	$27,725
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Employee compensation	$8,557	$8,344
Accrued preclinical, clinical and process development costs	5,904	2,844
State income tax payable	1,249	40
Accrued professional services	549	1,075
Other	2,326	1,285
Total accrued expenses and other current liabilities	$18,585	$13,588

7. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2020	10,432	$11.65
Options granted	6,863	8.02
Options exercised	(9)	5.86
Options forfeited	(3,427)	11.43
Balance at September 30, 2021	13,859	$9.91
Exercisable as of September 30, 2021	5,724	$10.11

Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2020	540	$6.41
Granted	2,570	3.91
Vested and released	(289)	5.35
Forfeited	(228)	8.95
Outstanding at September 30, 2021	2,593	$3.83
RSUs granted during the three months ended September 30, 2021 include 1.3 million shares of performance units with both performance and service vesting conditions.
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Research and development	$2,207	$2,051	$7,125	$4,967
General and administrative	3,119	3,969	13,659	9,247
Total stock-based compensation expense	$5,326	$6,020	$20,784	$14,214
During the nine months ended September 30, 2021, the Company recorded stock-based compensation expenses of approximately $1.6 million, as a result of modifications to certain directors' and officers' stock awards during the periods.

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

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30, 2021	September 30, 2020
	(In thousands)
Stock options	13,859	10,262
Restricted stock units	2,593	558
ESPP	400	66
Warrants to purchase common stock	—	40
	16,852	10,926

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
We are conducting the OPTIC trial, designed as a multi-center, open-label, dose-ranging, safety and efficacy trial of ADVM-022 in patients with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Patients in OPTIC are treatment experienced, and previously required frequent anti-VEGF injections to control their wet AMD and to maintain functional vision. We completed enrollment for OPTIC in July 2020 and have regularly presented updated efficacy, aflibercept protein expression and safety data from the trial.
In May 2020, we initiated the INFINITY trial, a multi-center, Phase 2, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of ADVM-022 in patients with diabetic macular edema (“DME”). In May 2021, we unmasked the INFINITY trial following a reported Suspected Unexpected Serious Adverse Reaction to address patient safety, and we no longer plan to develop ADVM-022 for DME after a dose-limiting toxicity including inflammation and clinically significant hypotony (low ocular pressure), not seen before in ocular gene therapy or in anti-VEGF treatment, was observed at the high dose (6 x 10^11 vg/eye) in DME patients in the INFINITY trial.
We have not seen a similar patient safety concern in the OPTIC trial or in the low dose (2 x 10^11 vg/eye) in INFINITY. We are planning to evaluate ADVM-022 at low doses (2 x 10^11 vg/eye and lower) and with enhanced prophylactic regimens in a future Phase 2 clinical trial in wet AMD after meeting with regulatory authorities.
As we advance ADVM-022 for wet AMD, we are continuing to develop our manufacturing expertise for ongoing supply. We initially planned for in-house manufacturing capabilities, including signing a lease for a new GMP manufacturing facility in Durham, North Carolina in January 2021; however, after evaluating our timelines and capital allocation priorities in light of the recent clinical developments mentioned above, we have subleased this facility. We will leverage our existing contract manufacturing organization partners for ongoing supply of ADVM-022.

Impact of COVID-19
Our results of operations and financial condition for the three and nine months ended September 30, 2021 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.
Impact on Operations
We are continuously evaluating and addressing potential impacts of the COVID-19 pandemic on our operations. To date, we have experienced limited impact due to COVID-19 on our operations. Our offices, laboratories, clinical trial sites, contract research organizations (“CROs”), contract manufacturing organizations, and other collaborators and partners are located in jurisdictions where quarantines, executive orders, previous shelter-in-place orders, other public health orders, guidelines, and other similar orders and restrictions intended to control the spread of the disease have been put in place by governmental authorities.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of September 30, 2021, we had an accumulated deficit of $613.7 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through preclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
While we may generate revenue from a variety of sources in the future, including but not limited to license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.

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
As of September 30, 2021, we had $332.7 million in cash, cash equivalents and short-term investments.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies are described in our Annual Report on Form 10-K as filed with the SEC on March 1, 2021. We believe that revenue recognition, leases, and impairment of long-lived assets, as described below, in addition to accrued and prepaid research and development expense, stock-based compensation expense, and income taxes, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
Impairment of Long-Lived Assets —We evaluate the carrying value of amortizable long‑lived assets, whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In thousands)
License revenue	$—	$—	$—	$7,500	$—	$7,500
Operating expenses:
Research and development	24,069	16,653	7,416	66,657	50,581	16,076
General and administrative	14,453	11,351	3,102	52,546	30,989	21,557
Total operating expenses	38,522	28,004	10,518	119,203	81,570	37,633
Operating loss	(38,522)	(28,004)	(10,518)	(111,703)	(81,570)	(30,133)
Other income, net	160	235	(75)	572	1,695	(1,123)
Net loss	$(38,362)	$(27,769)	$(10,593)	$(111,131)	$(79,875)	$(31,256)
Revenue
The $7.5 million license revenue for the nine months ended September 30, 2021 was related to an upfront payment received in January 2021 upon execution of a license agreement entered with Lexeo Therapeutics, Inc (“Lexeo”).
Research and Development Expense
Research and development expense increased $7.4 million to $24.1 million for the three months ended September 30, 2021 from $16.7 million for the three months ended September 30, 2020. The overall increase was primarily related to $3.2 million in rent and facilities expenses, driven by new leases that commenced during the second quarter of 2021 and $2.7 million increase in personnel-associated costs including higher salaries and bonuses and stock-based compensation expense as a result of a headcount increase. In addition, there was an increase of $1.3 million in clinical trial-related expenses and outside research and development services. Stock-based compensation included in research and development expenses was $2.2 million for the three months ended September 30, 2021, compared to $2.1 million for the three months ended September 30, 2020.
Research and development expense increased $16.1 million to $66.7 million for the nine months ended September 30, 2021 from $50.6 million for the nine months ended September 30, 2020; primarily related to increases of $9.7 million in personnel-associated costs including higher salaries and bonuses, and stock-based compensation expense as a result of a headcount increase; and $4.1 million in rent and facilities expenses, driven by new leases that commenced during 2021. In addition, there were increases of $2.7 million in clinical trial-related expenses, $1.7 million in consultants and contractors, and $1.2 million in outside research and development services. These increases were partially offset by a $3.9 million decrease in production costs related to our ADVM-022 product candidates and early-stage research programs. Stock-based compensation included in research and development expenses was $7.1 million for the nine months ended September 30, 2021, compared to $5.0 million for the nine months ended September 30, 2020.
For the periods presented, our research and development activities were attributable to our wet AMD, DME, rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy product candidate ADVM-022 for the treatment of wet AMD and earlier-stage research programs.
General and Administrative Expense
General and administrative expense increased $3.1 million to $14.5 million for the three months ended September 30, 2021 from $11.4 million for the three months ended September 30, 2020, primarily related to increases of $1.1 million in rent and facilities expenses for the new leases commenced during the second quarter of 2021, $1.1 million in taxes, insurances, and licenses, $1.1 million of impairment loss of long-lived assets related to a leased facility terminated in November 2021; partially offset by $0.3 million in depreciation expense. Stock-based compensation expense included in general and administrative expenses was $3.1 million for the three months ended September 30, 2021, compared to $4.0 million for the three months ended September 30, 2020.

General and administrative expense increased $21.6 million to $52.5 million for the nine months ended September 30, 2021 from $31.0 million for the nine months ended September 30, 2020, primarily related to an increase of $9.3 million in personnel-associated costs including higher salaries and bonuses, and stock-based compensation expense as a result of a headcount increase, $6.6 million in professional services mainly for investor relations and legal fees in connection with our proxy contest ended in May 2021, $2.3 million in taxes, insurances, and license fees, $1.9 million in rent and facilities for new leases that commenced in 2021, and $1.1 million of impairment of long-lived assets related to a leased facility terminated in November 2021. Stock-based compensation expense included in general and administrative expenses was $13.7 million for the nine months ended September 30, 2021, compared to $9.2 million for the nine months ended September 30, 2020.
We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to the legal, finance and investor functions to support our organizational growth.
Other Income, Net
The decreases of $0.1 million and $1.1 million in other income, net, for the three and nine months ended September 30, 2021 as compared to 2020, were primarily due to a lower balances of our short-term investments compared to the same periods in the prior year.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of September 30, 2021, we had an accumulated deficit of $613.7 million. As of September 30, 2021, we had $332.7 million in cash, cash equivalents and short-term investments compared to $429.7 million as of December 31, 2020. We believe that our existing cash and cash equivalents and short-term investments as of September 30, 2021 will be sufficient to fund our operations into 2024.
In December 2020, we entered into an at-the-market offering program sales agreement with Cowen and Company, LLC, (the “Sales Agreement”), pursuant to which we may offer to sell our common stock for an aggregate offering price of up to $150.0 million through the sales agent from time to time. For the nine months ended September 30, 2021, we have sold an aggregate of 121,000 shares of our common stock for net proceeds of $1.7 million, net of issuance costs, pursuant to the Sales Agreement.
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
Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(82,016)	$(57,067)
Net cash provided by (used in) investing activities	54,826	(291,743)
Net cash provided by financing activities	2,022	355,609
Net (decrease) increase in cash and cash equivalents and restricted cash	$(25,168)	$6,799
Cash Used in Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $82.0 million, primarily as a result of net loss of $111.1 million due to the continued activities developing our product candidates and $1.8 million of net decrease in operating assets and liabilities, partially offset by $27.3 million of non-cash charges mainly related to $20.8 million of stock-based compensation expense, $3.3 million of depreciation and amortization expenses, $2.3 million of amortization of premium (discount) and accrued interest on marketable securities, and $1.1 million of impairment of long-lived assets.
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
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2021 consisted of $65.6 million of net proceeds from marketable securities, partially offset by $10.8 million of purchases of property and equipment primarily related to laboratory equipment and facility constructions.
Net cash used in investing activities for the nine months ended September 30, 2020 consisted of $281.3 million of net purchases of marketable securities and $10.4 million of purchases of property and equipment primarily related to the new facility.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of $1.7 million of net proceeds from the sale of our common stock pursuant to the Sales Agreement and $0.5 million proceeds from employee stock purchase plan, partially offset by $0.2 million for repayment of the Banque Publique d’Investissement (“BPI”) loan.
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
Contractual Obligations and Commitments
During the nine months ended September 30, 2021, we paid off the remaining balance of BPI loan of $240,000. For additional details regarding our contractual obligations, see Note 5. “Leases” to our condensed financial statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our foreign currency exchange and interest rate risks during the nine months ended September 30, 2021, compared to the year ended December 31, 2020. For quantitative and qualitative disclosures about foreign currency exchange and interest rate risks, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adverum have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
During the conduct of preclinical studies and clinical trials, animal models and patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In addition, patients may not comply with the requirements of the study, such as missing physician visits or not taking eye drops as prescribed, which may result in changes to their health or vision that are then attributed to the product candidate. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. For example, a dose-limiting toxicity at the high dose tested in our INFINITY trial in DME patients resulted in our announcement on July 22, 2021 that we were discontinuing development of ADVM-022 for the DME indication. It is possible that as we test ADVM-022 and other product candidates, in current and future clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, including the dose-limiting toxicity at the high dose tested in the INFINITY trial, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates causes serious or life-threatening side effects, or side effects that outweigh the therapeutic benefit of the product candidate, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.

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
Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, ocular inflammation is a known side effect of ADVM-022 administration, but the duration of inflammation caused by ADVM-022, our ability to manage that inflammation using steroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. If we are unable to manage this inflammation appropriately, the FDA or other regulatory authorities outside the U.S. may not approve ADVM-022. Even if we achieve marketing approval, doctors may not prescribe, and patients may not use, ADVM-022 or our other product candidates if they deem the levels or risk of inflammation to be unacceptable. Further, patients treated with ADVM-022 could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of ADVM-022 or could cause unanticipated adverse reactions to ADVM-022. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
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
Although the body of the UK-EU Trade and Cooperation Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the UK-EU Trade and Cooperation Agreement, the EU and the UK will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The UK-EU Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release for a period of at least two years until 1 January 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national MA. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission (“EC”).
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
A number of cell and gene therapy products recently have been approved by the FDA. Although the U.S. Centers for Medicare & Medicaid Services (“CMS”) approved its first method of coverage and reimbursement for one such product, the methodology has been subject to challenge by members of Congress. CMS’s decision as to coverage and reimbursement for one product does not mean that all similar products will be eligible for analogous coverage and reimbursement. As there is no uniform policy for coverage and reimbursement amongst third-party payers in the United States, even if CMS approves coverage and reimbursement for any of our product candidates, it is unclear what affect, if any, such a decision will have on our ability to obtain and maintain coverage and adequate reimbursement from other private payers.
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
Certain provisions of the Affordable Care Act have been subject to executive, Congressional, and judicial challenges as well as efforts to repeal, replace, or otherwise modify them or alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. Any such changes could affect the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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
These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, if approved, or additional pricing pressures.
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
We intend to seek approval to market our product candidates in both the U.S. and in foreign jurisdictions. If we obtain approval in one or more jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some countries, including Member States of the European Economic Area ("EEA"), the pricing of prescription pharmaceuticals is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. There can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payers or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Adverse events in trials or studies conducted by us or other parties, in particular involving the same or similar AAV serotypes to the ones we are using, even if not ultimately attributable to our product candidates or to an AAV serotype that we employ, and resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Similarly, our lead product candidate, ADVM‑022 expresses the aflibercept protein, which is also the active component in EYLEA. If safety or efficacy issues occur relating to EYLEA, even if not ultimately attributable to aflibercept, this may negatively impact our product candidate. If any such adverse events or issues occur, development and commercialization of our product candidates or advancement of any potential clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.
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
The COVID-19 pandemic has caused us to modify our business practices (including adhering to the previous “shelter-in-place” orders and other public health orders, limiting employee travel, and cancelling physical participation in meetings, events and conferences), and we may take further actions that may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. We are uncertain that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities and how long we will be required to continue these measures.
Operating under the previous “shelter-in-place” orders and other public health orders has made it more challenging and time-consuming for us to conduct certain of our operations. The effects of operating under the previous “shelter-in-place” and other public health orders may continue to negatively impact productivity, disrupt our operations and negatively impact our business and financial condition, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Separately, an increased reliance by us and the companies with which we do business on information technology systems may increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations.

The COVID-19 pandemic may also affect our current and planned trials and development programs, possibly affecting our timelines for commercialization. We and our CROs and contract manufacturing organizations (“CMOs”) may face disruptions that may affect our ability to conduct and timely complete ongoing clinical trials including disruptions in procuring items that are essential for our development activities, such as materials used in the manufacturing of ADVM-022. We and our CROs and CMOs, as well as clinical trial sites, may face disruptions that affect our ongoing clinical trials arising from staffing disruptions and limitations on our activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals or delays in site initiations or site monitoring visits, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocol procedures, which could delay completion of our clinical trials or adversely affect the data generated by our clinical trials. The previous shelter-in-place orders, or other public health orders and the current general reluctance of people to make in-person visits to healthcare providers for treatment of non-life-threatening ailments may make initiating clinical trial sites, identifying potential patients and enrolling them in our clinical trials, retaining any such patients, ensuring that such patients comply with treatment protocols, and collecting sufficient trial data to progress our clinical programs more difficult. For example, patient concerns related to COVID-19 caused some of our OPTIC trial patients to miss scheduled appointments for fear of contracting the virus which, if this were to be repeated over longer periods of time, could impact our ability to collect data we need. Additionally, our ability to recruit and retain patients and principal investigators and site staff who believe they have heightened risks if exposed to COVID-19 may be limited which may adversely impact our clinical trial operations. The response to the COVID-19 pandemic also could redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures that are intended to limit in-person interactions.
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
In the ordinary course of our business, we and other third parties on which we rely collect, use, process, and store sensitive, confidential, and proprietary information, including health information, personal information, intellectual property, research and development information, financial information, and other business information. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures to protect against unauthorized access or disclosure, we and our CROs, contractors, consultants, collaborators, and other related third parties are vulnerable to damage or attacks, including from malware, personnel theft or misuse, phishing, man-in-the-middle attacks, session hijacking, denial-of-service (including credential stuffing), password attacks, viruses, worms and other malicious software programs or cybersecurity attacks. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruptions of clinical trials, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Further, because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected may be less secure.
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
Our operations may also be subject to foreign privacy, data protection, and data security laws, regulations, and standards. Many countries have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the GDPR, which went into effect in May 2018 and introduced strict requirements for the collection, use storage, transfer and other processing personal data, including health data, regarding individuals in Europe. Substantially equivalent legislation has been adopted in the UK. The GDPR is likely to increase compliance burden on us, including by mandating potentially burdensome documentation requirements, granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. EU member states may also have national laws restricting direct marketing communications and the use of cookies and similar technologies. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement, data processing restrictions, and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States. Fines may reach up to 20 million euros or up to 4% of the annual global revenue. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.
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
The GDPR and other European data protection laws restrict the transfer of personal information from the European Economic Area, and Switzerland, to the United States and most other countries unless an adequate level of protection has been recognized in the foreign jurisdiction, the parties to the transfer have implemented specific safeguards to protect the transferred personal information, or the transfer is covered by an exception. Important frameworks allowing U.S. companies to import personal information from Europe have been the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses (“SCCs”), the importing country’s level of protection must be adequate. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner (“FDPIC”) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC also found that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland. On June 4, 2021, the EC adopted new Standard Contractual Clauses, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new Standard Contractual Clauses for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. At present, there are few viable alternatives to the SCCs.
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
In addition, the UK’s departure from the EU, has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear how data transfers to and from the UK will be regulated. The EU and UK Trade and Cooperation Agreement provides a transitional period of up to six months during which transfers of personal data from the EEA to the UK may still take place. On June 28, 2021, the EC issued an adequacy decision under the GDPR which allows transfers of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. During these four years, the EC will continue to monitor the legal situation in the UK and can intervene if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers.
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
Legislation enacted on December 22, 2017, known as the Tax Cuts & Jobs Act (“TCJA”), significantly revises the Internal Revenue Code of 1986, as amended. The TCJA, as modified by tax provisions in the CARES Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the deduction for net operating losses (“NOLs”) to 80% of current year taxable income and elimination of NOL carrybacks, in each case for tax years beginning after 2020, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of a base erosion and anti-abuse tax and modification or repeal of many business deductions and credits. Several aspects of the TCJA remain unclear and may not be clarified for some time. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation, as they were by the CARES Act. Notwithstanding the reduction in the corporate income tax rate, it is possible that the TCJA, the CARES Act, or regulations or interpretations under them, or any other future changes in tax laws, could adversely affect our business and financial condition, and such effect could be material. For example, proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes that could have a material adverse impact on us.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
As previously disclosed, on September 2, 2021, our Board of Directors appointed Jack Thrift as our Interim Chief Financial Officer. Mr. Thrift provides services to us pursuant to a Consulting Agreement we have with Danforth Advisors, LLC. We pay Danforth Advisors for the services Mr. Thrift renders to us, and Mr. Thrift is compensated directly by Danforth Advisors.
On November 1, 2021, the Company and HCP LS Redwood City, LLC entered into an amendment (the “Lease Amendment”) to the lease dated as of June 28, 2018, as amended April 22, 2021, to terminate one of the buildings under the lease, pursuant to which the Company paid a fee of $0.4 million. Concurrently, the Company entered into an agreement with Revolution Medicines, Inc. to sublease a portion of such premises at $0.1 million monthly base rent (the “Sublease”). The sublease will expire on March 31, 2022, and may be extended on a month to month basis until June 30, 2022.
The foregoing summary of the Lease Amendment and the Sublease do not purport to be complete and are qualified in their entirety by reference to the full text of the Lease Amendment and the Sublease, copies of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6.    Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

10.1	Separation Agreement and General Release of Claims between Adverum Biotechnologies, Inc. and Angela Thedinga, dated October 1, 2021.					X

10.2	Consulting Agreement between Adverum Biotechnologies, Inc. and Angela Thedinga, dated October 1, 2021.					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: November 4, 2021	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Jack Thrift
Jack Thrift
Interim Chief Financial Officer (Principal Financial and Accounting Officer)