Form 10-K
period 2021-12-31
Adverum Biotechnologies, Inc.
filed 2022-03-29
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes  ☐ No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $320.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2021 of $3.50 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to be affiliated with an officer or director have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
As of March 18, 2022, the registrant had 98,750,717 shares of common stock, par value $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the Proxy Statement) for the 2022 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed by May 2, 2022, then the registrant will file an amendment to this Form 10-K on Form 10-K/A to include the Part III information in this Form 10-K.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young, LLP	Auditor Location:	San Jose , California, USA

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the initiation, progress, timing, costs and results of nonclinical studies and any clinical trials for our product candidates;
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
These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in “Risk Factors Summary” below and under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
•The occurrence of serious complications or side effects that outweigh the therapeutic benefit in connection with or during use of our product candidates, either in nonclinical studies or clinical trials or post-approval, could lead to discontinuation of our clinical development program, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business prospects, financial condition and results of operations.
•The results of nonclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
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
•We will rely on third parties to conduct some nonclinical testing and all of our planned clinical trials. If these third parties do not meet our deadlines or otherwise fail to conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
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
•Our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to privacy, data protection, and data security (including security incidents) could harm our business. Our compliance or the actual or perceived failure to comply with such obligations could increase the costs of our services, limit their use or adoption, and otherwise negatively affect our operating results and business.

PART 1.
Item 1. Business
Overview
Adverum is a clinical-stage gene therapy company targeting unmet medical needs in ocular and rare diseases. We develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include novel vector discovery, nonclinical and clinical development, and pre-commercial planning. In addition, we have in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control.
Our lead product candidate, ADVM-022, is a single, in-office intravitreal (“IVT”) injection gene therapy product designed to deliver long-term durable levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with frequent anti-vascular endothelial growth factor (“VEGF”) injections. ADVM-022 utilizes a proprietary vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette and capable of transducing retinal cells after an in-office IVT injection. This product is intended to improve both real-world vision and quality of life outcomes for patients. ADVM-022 is currently being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”) who are responsive to anti-VEGF therapy.
Wet AMD is a leading cause of blindness in patients over 65 years of age, with a prevalence of approximately 20 million individuals worldwide living with wet AMD. Age-related macular degeneration (“AMD”) is expected to impact 288 million people worldwide by 2040, with wet AMD accounting for approximately ten percent of those cases. In recognition of the need for new treatment options for wet AMD, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation for ADVM-022 for the treatment of wet AMD.
In November 2018, we initiated the OPTIC trial, designed as a multi-center, open-label, dose-ranging, safety and efficacy trial of ADVM-022 in patients with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Patients in OPTIC are treatment experienced, and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. We completed enrollment for OPTIC in July 2020 and continue to regularly present updated efficacy, aflibercept protein expression and safety data from the trial out to 2 years and have initiated an extension study to continue to follow our patients for an additional 3 years. To date, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, with dose-dependent adeno-associated virus (“AAV”) associated ocular inflammation that has been responsive to topical corticosteroid therapy.
Nonclinical studies have indicated that a 6 x 10^10 vg/eye (“6E10”) dose is expected to achieve therapeutic levels of aflibercept. We are planning to evaluate ADVM-022 at the previously studied 2E11 dose and the new lower 6E10 dose with new enhanced prophylactic steroid regimens, which we anticipate will include local steroids and a combination of local and systemic steroids, in a future Phase 2 clinical trial in wet AMD.
In May 2020, we initiated the INFINITY trial, a multi-center, Phase 2, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of ADVM-022 in patients with diabetic macular edema (“DME”). A dose limiting toxicity at the 6E11 dose in this diabetic population was identified in April of 2021. Consequently, we are no longer pursing ADVM-022 for DME or at the 6E11 dose in wet AMD. We have not seen similar patient safety concerns in either the 2E11 dose in any of our patients in the INFINITY or OPTIC trials or the 6E11 dose in the OPTIC trial.
Immunogenicity to AAV therapy has been broadly reported to be associated both with systemic and with ocular gene therapies. Based on an extensive evaluation of data from all of our subjects treated with ADVM-022 and all of our nonclinical data by internal and external experts, we believe new enhanced prophylactic steroid regimens, which we anticipate will include local steroids and a combination of local and systemic steroids, will allow us to minimize inflammation in our trial subjects going forward.
As we advance ADVM-022 for wet AMD, we are continuing to develop our manufacturing expertise for ongoing supply. We maintain control of key aspects of the manufacturing process, specifically in scalable process development, assay development, and GMP quality controls.
Our second product candidate, ADVM-062 (AAV.7m8-L-opsin), is a novel gene therapy product candidate being developed to deliver a functional copy of the OPN1LW gene to the foveal cones of patients suffering from blue cone monochromacy (“BCM”) via a single IVT injection. ADVM-062 utilizes Adverum’s propriety vector capsid, AAV.7m8. In January 2022, we announced the FDA granted Orphan Drug Designation to ADVM-062.

BCM affects approximately 1 to 9 in 100,000 males, worldwide. This X-linked recessive hereditary condition is caused by mutations in either the L or the M opsin gene(s) and can manifest in loss of visual acuity, photosensitivity, myopia and infantile nystagmus that can persist into adulthood. Consequently, individuals with BCM have visual impairments to important aspects of daily living such as facial recognition, learning, reading, and daylight vision. Currently, there is no cure for BCM and to our knowledge, no other therapies to treat BCM are in development. We are collaborating with the families of patients affected with BCM to help advance our therapies.
Impact of COVID-19
Our results of operations and financial condition for the year ended December 31, 2021 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.
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
Impact on Clinical Trials
The ultimate impact of the COVID-19 pandemic on our ongoing and planned clinical trials is uncertain and subject to change. To date, we believe we have experienced limited impact due to COVID-19 on our ongoing clinical programs, including the OPTIC and INFINITY clinical trials. We are working closely with our clinical trial sites to monitor and attempt to address or limit the potential negative impacts of the evolving COVID-19 outbreak and the emergence of COVID-19 variants on patient safety, continued participation and follow-up of patients already enrolled in our clinical studies, protocol compliance, data quality, and overall study integrity. Despite these efforts, we are unsure as to whether the COVID-19 pandemic will significantly impact future trial enrollment or completion of our current or planned clinical studies.
Impact on Supply Chain and Manufacturing
While we have not yet experienced significant disruptions to our supply chain and manufacturing as a result of the COVID-19 pandemic, we cannot be certain that this trend will continue. Based on current information, we believe that our partners in our supply chain have been and will continue to serve us continuously during the COVID-19 pandemic. However, certain of these partners including our bulk drug substance and drug product suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study and/or supply of potential treatments or vaccinations for COVID-19 and its variants, which could result in supply interruptions for us. To mitigate against future potential delays in product supply, we are continuously implementing additional measures to address potential risks as we identify them, including securing additional supplies and manufacturing capacity reserve, which have resulted in additional expenses and may result in other additional expenses in the future.

Our Strengths
We believe we have the capabilities, resources, and expertise to enable Adverum to become a leading gene therapy company. These strengths include:
•industry-leading development capabilities in AAV ocular gene therapy and AAV product optimization, including cassette engineering and vectorizing antibodies;
•deep understanding of how immunogenicity impacts ocular gene therapy;
•a pipeline of gene therapy product candidates targeting the treatment of ocular and rare diseases;
•in-house gene therapy manufacturing expertise, specifically in scalable process development, assay development, and GMP quality control;
•maturing a portfolio of proprietary vectors with specific ocular cell tropism;
•a robust patent portfolio; and
•an experienced leadership team with expertise in ophthalmology, gene therapy, drug development, regulatory approval and commercialization.
Our Strategy
Our goal is to discover, develop, and commercialize novel gene therapies with the potential to treat patients living with ocular and rare diseases. The key elements of our strategy to achieve this goal are to:
•Target large patient populations impacted by wet AMD and other chronic retinal conditions that respond to anti-VEGF therapy. There are approximately 20 million individuals worldwide living with wet AMD, and the incidence of new cases is expected to continue to grow significantly worldwide as populations age. AMD is expected to impact 288 million people worldwide by 2040, with wet AMD accounting for approximately ten percent of those cases. We estimate that the standard-of-care anti-VEGF therapies used to treat wet AMD and other chronic retinal conditions that respond to anti-VEGF therapy generated in excess of $13 billion worldwide in sales in 2021.
•Develop a single intravitreal injection gene therapy treatment to relieve the burden of frequent, chronic injections and improve real-world vision and quality of life outcomes. Our gene therapies are designed as a single, in-office IVT injection therapy to address the unmet needs of patients with ocular and rare diseases. The current standards of care for wet AMD and other chronic diseases require frequent injections for the duration of the disease. As an example, for wet AMD, a current standard-of-care treatment requires patients to receive IVT injections of anti-VEGF protein every 4-12 weeks. We believe that durable treatment to reduce injection frequency and improve long term visual outcomes is the largest unmet need for wet AMD patients and their caregivers. Lifetime need for frequent injections burdens patients, caregivers, healthcare providers and healthcare systems. Real world evidence shows reduction in patients’ vision over time associated with insufficient treatment, and the persistence of macular fluid between anti-VEGF injections, including as a result of poor adherence to the frequent injection regimen. Furthermore, frequent bolus anti-VEGF injections result in fluctuations in macular fluid that have been shown to have negative impacts on visual outcomes over time. A gene therapy administered as a single, in-office IVT injection has the potential to deliver long-term efficacy, reduce the burden of frequent anti-VEGF injections, minimize macular fluid and macular fluid fluctuation and improve vision outcomes for patients.
•Pursue indications with well-defined clinical and regulatory paths where possible, to mitigate the development risk. In wet AMD, we have selected an indication that has prior clinical validation, including established endpoints, standard-of-care administration methods, and defined regulatory paths. In wet AMD, aflibercept is an approved standard-of-care IVT injection treatment, and ADVM‑022 utilizes our proprietary vector, AAV.7m8, designed to provide a codon optimized cassette of aflibercept through a single IVT injection.
•Advance our pipeline by moving our early-stage research assets into our development pipeline and leverage our industry-leading capabilities in AAV vector and cassette optimization. Integrating our AAV engineering, cassette optimization and innovation together with our manufacturing expertise, we have the capability to generate high-quality recombinant AAV products. Expand our understanding of AAV-induced inflammation and the intersection of ocular and systemic inflammatory responses to generate optimal prophylaxis strategies and best in class IVT products. We believe that this knowledge, together with ongoing discovery of improved ubiquitous and cell-specific promoters will improve our ability to create optimized AAV cassettes for ocular gene therapy. We plan to use this expertise to expand our pipeline and manage the life cycle of our novel gene therapies.
•Collaborate with partners to leverage our industry-leading AAV vector expertise and ocular vector development and product delivery capabilities. We explore opportunities to work collaboratively with potential new partners that may benefit from our capabilities and expertise in AAV vector development.

•Expand our process development capabilities to support late-stage clinical trials and commercialization. Our manufacturing process is based on the Baculovirus/Sf9 production system, which has been used for a number of vaccines and recombinant protein therapies approved by the FDA and European Medicines Agency (“EMA”), and is capable of producing large quantities of AAVs. Our strategy is to develop scalable processes to transfer to our global GMP contract manufacturers, providing a flexible manufacturing strategy to support a potentially global supply.
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
•Approval of cell and gene therapy products by regulatory authorities. The FDA and EC have approved several cell and gene therapy products, including three AAV vector-based gene therapy products, two of which are currently being marketed.
Our Novel AAV Vector Optimization System
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
•Low inflammatory potential. Compared to other vectors used in direct gene therapy approaches, AAV vectors elicit relatively mild inflammatory reactions that may be mitigated with adequate steroid prophylaxis.
•Ability to transduce non-dividing cells. AAV vectors can efficiently transduce non-dividing cells or slow-dividing cells such as retinal cells and hepatocytes, which allow production of the therapeutic protein at the site of the disease (wet AMD) or its natural organ of production (C1-Esterase Inhibitor).

•Approval of cell and gene therapy products by regulatory authorities. The FDA and EC have approved three AAV vector-based gene therapy products, two of which are currently being marketed.
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
To create next-generation vectors, we use a multi-step process known as directed evolution. Our directed evolution technology uses a library of engineered AAV capsid genes, which exhibit different properties and capabilities than naturally occurring AAVs. Once we have created an initial pool of millions of different AAVs, we screen the AAVs in the pool for novel properties, e.g., specific transduction of a particular cell type. Once capsids with desirable properties are identified, those capsids are screened to create a smaller pool of optimized vectors which are further screened until we have identified a select number of engineered AAVs with the characteristics we seek.
Our Product Candidates
We are advancing a pipeline of novel gene therapy product candidates designed to treat ocular and rare diseases.
Ocular Diseases
ADVM-022, Our Single Intravitreal Injection Gene Therapy Candidate for Treating “Wet AMD”
ADVM‑022 is our clinical-stage gene therapy product candidate being developed for the treatment of wet AMD. ADVM-022 utilizes a propriety vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette. Unlike other ophthalmic gene therapies that require a surgery to administer the gene therapy under the retina (sub-retinal approach) ADVM-022 has the advantage of being administered as a one-time IVT injection in the office and is designed to deliver long-term efficacy and reduce the burden of frequent anti-VEGF injections, optimize patient compliance, and improve vision outcomes for patients with wet AMD.
The AAV.7m8 capsid was engineered from AAV2 by directed evolution to efficiently transduce retinal cells following a routine intravitreal injection. The vector carries a vector genome (“vg”) encoding a codon-optimized cDNA of the aflibercept protein, a current standard of care in wet AMD, under the control of a strong, ubiquitous expression cassette.
IVT, intravitreal
Grishånin, R et al. Mol Ther 2019;27:118–29

We believe IVT injection of gene therapy offers substantial advantages compared to subretinal surgical administration of gene therapy, for the treatment of wet AMD:
•IVT injection is a simple procedure performed during an office visit, and is the mode of administration for current standard-of-care therapies to treat patients with wet AMD; and
•In comparison, a surgical setting is required for subretinal injections, with the attendant risks associated with intraocular surgery and vitrectomy.
ADVM‑022 for Treatment of Wet AMD
Market for Treating Patients with Wet AMD
Age-related macular degeneration is a progressive disease affecting the retinal cells in the macula, the region of the retina at the back of the eye responsible for central vision. Disease progression results in the death of retinal cells and the gradual loss of vision.
Wet AMD, also known as neovascular AMD or nAMD, is an advanced form of AMD, affecting approximately 10% of patients living with AMD. In patients with wet AMD, the growth of abnormal blood vessels begin to invade the space between layers of cells in the retina. These new blood vessels are often leaky, which results in fluid and blood in the retina and causes vision loss.
Wet AMD is a leading cause of blindness in patients over 65 years of age, with a prevalence of approximately 20 million individuals worldwide living with wet AMD. The incidence of new cases of wet AMD is expected to grow significantly worldwide as populations age. AMD is expected to impact 288 million people worldwide by 2040, with wet AMD accounting for approximately ten percent of those cases.
The current standard-of-care therapy for wet AMD is chronic and frequent anti-VEGF IVT injections. These are effective but typically require eye injections every 4-12 weeks in order to maintain vision. Real-world evidence shows that this regimen can be difficult to adhere to for patients, caregivers, and healthcare systems, leading to undertreatment associated with persistent macular fluid as well as fluctuations of macular fluid, all resulting in loss of vision over time. We estimate that the standard-of-care anti-VEGF therapies used to treat wet AMD and other chronic retinal conditions that respond to anti-VEGF therapy generated in excess of $13 billion worldwide in sales in 2021.
Advancing the Clinical Development of ADVM‑022 for Wet AMD
We initiated the ADVM‑022 phase 1 clinical trial entitled “An Open Label Phase 1 Study of ADVM-022 (AAV.7m8-aflibercept) in Neovascular (Wet) Age-Related Macular Degeneration (“the OPTIC trial”) with the first subject dosed in November 2018. We received Fast Track designation from the FDA for ADVM‑022 for wet AMD in September 2018.
The OPTIC trial is designed as a multi-center, open-label, phase 1, dose-ranging safety trial of ADVM-022 in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment-experienced, and previously required frequent anti‑VEGF injections to manage their wet AMD and to maintain functional vision.
In OPTIC, subjects were dosed with a single IVT injection of ADVM-022. Subjects in cohort 1 (n=6) were treated with a 6E11 dose of ADVM-022. Patients in cohort 2 (n=6) were treated with a three-fold 2E11 dose of ADVM-022. Subjects in cohorts 1 and 2 received a 13-day tapering course of prophylactic oral steroids following ADVM-022 administration. Subjects in cohort 3 (n=9) were treated with a 2E11 dose of ADVM-022, and subjects in cohort 4 (n=9) were treated with a 6E11 dose of ADVM-022. Subjects in cohorts 3 and 4 received a 6‑week tapering course of prophylactic topical steroids in place of the oral steroids.
The primary endpoint of the trial is the safety and tolerability of ADVM-022 after a single IVT administration. Secondary endpoints include changes in best-corrected visual acuity (BCVA), measurement of central subfield thickness (“CST”, a measure of retinal thickness), as well as mean number of anti-VEGF supplemental injections and percentage of patients needing anti-VEGF supplemental injections. Each patient enrolled will be followed for a total of two years in OPTIC.

OPTIC Study in Wet AMD Anti-VEGF Experienced Subjects

Primary Objective

Secondary Objective

- Evaluate vision maintenance (BCVA)
- Evaluate anatomy (SD-OCT)
- Assess the need for supplemental therapy

Day –15 to –7: aflibercept
Day 1: ADVM-022
24-Week Safety and Efficacy Assessment
52-Week Safety and Efficacy Assessment
104-Week Safety and Efficacy Assessment
Baseline Assessment
Treatment Evaluation
Treatment Evaluation
Treatment Evaluation
Extension Study
Weeks: 4 8 12 16 20 24 52 104

	Prophylaxis Steroid Regimen
Cohort 1 (n=6) 6 x 10^{11} high dose	Oral*, 13d
Cohort 2 (n=6) 2 x 10^{11} low dose	Oral*, 13d
Cohort 3 (n=9) 2 x 10^{11} low dose	Eye Drops**, 6wks
Cohort 4 (n=9) 6 x 10^{11} high dose	Eye Drops**, 6wks

Supplemental Aflibercept (2 mg IVT) Criteria:

1. Loss of ≥10 letters in BCVA (ETDRS) from baseline that is attributed to intraretinal or subretinal fluid observed by the investigator
2. Increase in central subfield thickness >75 µm from baseline
3. Presence of vision-threatening hemorrhage due to AMD

**Subjects received prophylaxis of 60 mg oral prednisone for 6 days starting at Day –3 followed by 7-day taper. **Subjects receive prophylaxis of QID difluprednate eye drops for 3 weeks starting at Day 1 followed by a 3-week taper. AMD, age-related macular degeneration; BCVA, best-corrected visual acuity; ETDRS, Early Treatment Diabetic Retinopathy Study; IVT, intravitreal therapy; SD-OCT, spectral domain optical coherence tomography; NCT03748784*

In OPTIC, ADVM-022 continues to show robust treatment response from both doses. Subjects who received 6E11 of ADVM-022, Cohorts 1 and 4, experienced a 97% reduction in annualized anti-VEGF injections and 80% remained supplemental anti-VEGF injection free with median follow up of 60 weeks. Subjects who received 2E11 of ADVM-022, Cohorts 2 and 3, experienced an 83% reduction in annualized anti-VEGF injections and 53% remained supplemental anti-VEGF injection free with median follow up of 88 weeks. Patients completing two years in OPTIC are being enrolled into an extension trial to be followed for up to five years. ADVM-022 continues to be well tolerated with a favorable safety profile at both doses.
Six subjects were diagnosed <1 year prior to ADVM-022 injection: one each in Cohorts 1, 2 and 3, three in Cohort 4. Cohort 2, Subject 1 death due to cardiopulmonary arrest due to hypoxia; Cohort 2, Subject 6 death due to lung malignancy; Incomplete prior data for Cohort 4, Subject 2. Cohort 4, Subject 4 had a port delivery system (PDS) implanted 3 years prior to Screening (explanted 1.5 years later); Cohort 4, Subject 5 received in a clinical trial not yet unmasked (NCT03790852); IVT, intravitreal injection.

Subject to regulatory review, we are finalizing the design for a Phase 2 trial of ADVM-022 in wet-AMD investigating 2E11 and 6E10 doses, with new enhanced prophylactic steroid regimens, which we anticipate will include local steroids and a combination of local and systemic steroids. The trial is expected to enroll approximately 72 subjects and evaluate similar endpoints to the Phase 1 OPTIC trial in wet AMD. This study design is based on extensive analysis conducted by our clinical development team and incorporates feedback from our scientific advisory board and key retina, uveitis and gene therapy experts.
•IND Amendment. We intend to file an investigational new drug (“IND”) amendment in the first half of 2022 and engage with the FDA with the aim of securing agreement to proceed with the Phase 2 trial study. We anticipate completing this process by mid-2022.
•Phase 2 Initiation. We are beginning preparations for the Phase 2 trial of ADVM-022 in wet AMD, with the intention of dosing the first subject in the third quarter of 2022.
•Fully Resourced. We believe our cash position is sufficient to fund our operations, including its development plans for ADVM-022, into 2024.
Additional Programs
Nonclinical Product Candidates
ADVM-062 (AAV.7m8-L-opsin) is a novel gene therapy product candidate being developed to deliver a functional copy of the OPN1LW gene to the foveal cones of patients suffering from blue cone monochromacy (“BCM”) via a single IVT injection. ADVM-062 utilizes Adverum’s propriety vector capsid, AAV.7m8. In January 2022, we announced the FDA granted Orphan Drug Designation to ADVM-062.
BCM affects approximately 1 to 9 in 100,000 males, worldwide. This X-linked recessive hereditary condition is caused by mutations in either the L or the M opsin gene(s) and can manifest in loss of visual acuity, photosensitivity, myopia and infantile nystagmus that can persist into adulthood. Consequently, individuals with BCM have visual impairments to important aspects of daily living such as facial recognition, learning, reading, and daylight vision. Currently, there is no cure for BCM.
In addition to ADVM-022 and ADMV-062, we are currently utilizing our industry-leading development capabilities for our AAV-based directed evolution platform and are conducting observational studies. We are in the early stages of nonclinical development for additional product candidates that we may advance in the future.
Partnered Program Product Candidates
We have licensed to GenSight rights to use AAV.7m8 for GS030 gene therapy encoding channelrhodopsin protein. GenSight is conducting a phase 1/2 trial in retinitis pigmentosa in the U.S., France, and U.K., which began in October 2018.
Manufacturing
As we advance ADVM-022 for wet AMD, we are continuing to develop our manufacturing expertise for ongoing supply. We maintain control of key aspects of the manufacturing process, specifically in scalable process development, assay development, and GMP quality controls.
Our AAV vector manufacturing process is based on the Baculovirus Expression Vector System (“BEVS”), which has been used in a number of FDA- and EC-approved products. This approach is well suited for the production of large quantities of AAVs, as it takes advantage of the efficiency of viral infection coupled with the high density and scalability of insect cells grown in serum-free suspension cultures. Compared to the mammalian cell-based approaches commonly used in the field, our manufacturing process is designed to produce higher yields of vectors per manufacturing campaign in a cost-effective manner.
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
•Precedent regulatory framework. Glybera, an AAV-based gene therapy authorized by the EC, and several other vaccines and recombinant protein therapies have been approved using a manufacturing process similar to our BEVS technology.
Our products are manufactured using cell banks and a scalable process developed internally that is transferred to approved Contract Manufacturing Organizations (“CMOs”). These CMOs produce investigational drugs under GMP conditions to support our clinical trials. High quality raw materials are purchased from various suppliers and are used throughout the manufacturing process.
We continue to evaluate new raw material suppliers, as well as additional CMOs, in order to provide manufacturing flexibility. As we prepare for larger, late-stage clinical trials and potential commercialization, we have expanded our in-house process development capabilities, allowing us to develop larger-scale processes for transfer to our global GMP contract manufacturers. We leverage GMP contract manufacturer partnerships for flexible clinical and future commercial supply. This strategy capitalizes on our internal AAV manufacturing expertise while providing both security, expandability and flexibility as we prepare to potentially deliver one of the first gene therapies for large indications.
Competition
The biopharmaceutical industry is characterized by intense and dynamic competition to develop new proprietary technologies and therapies and a strong emphasis on intellectual property. We believe that our single administration, intravitreal approach for the treatment of wet AMD, our AAV-based directed evolution platform, our nonclinical and clinical development experience, our gene therapy manufacturing experience and our expertise in the field of gene therapy provide us with competitive advantages. However, we face actual or potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from academic institutions, governmental agencies, and public and private research institutions.
Our gene therapy ADVM‑022 for wet AMD utilizes a proprietary vector and is administered through a single intravitreal injection and will compete with a variety of therapies currently marketed and in development, including biologics, small molecules, long-acting delivery devices and gene therapy. The key factors that contribute to success of any approved product include safety profile, efficacy, durability, mode of administration and cost of goods. Existing anti-VEGF therapies are well-established therapies and are widely accepted by physicians, patients and third-party payers as the standard-of-care treatment of patients with wet AMD.
We know of a significant number of product candidates in development or recently approved for chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD, and we group them into four main categories:
•biosimilar anti-VEGFs (e.g., FYB201);
•bispecific / combination / add-on therapy for efficacy or durability improvement (e.g., Vabysmo® (faricimab) and OPT-302);
•next-generation anti-VEGF for durability improvement; and
•long-acting delivery device / gene therapy to lower treatment frequency (e.g., Susvimo® (ranibizumab port delivery system) and RGX-314).
There are several other companies with marketed products or products in development for the treatment of chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD. These companies include 4D Molecular Therapeutics, Bayer, Graybug Vision, Hoffmann-La Roche Ltd., Kodiak Sciences, Novartis, Opthea, Regeneron and REGENXBIO.
These companies, as well as competitors we may face, either alone or with their partners, for our other product candidates, may have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments, and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.
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

License and Collaboration Agreements
University of California
AAV.7m8 License Agreement: In June 2013, we entered into an exclusive worldwide sublicensable license agreement with the Regents of University of California (“Regents”) to certain intellectual property related to improved AAV vectors, including the AAV.7m8 capsid. Under this license agreement, we are obligated to make certain de minimis license payments, certain milestone payments totaling up to $1.0 million upon reaching certain stages of development of the licensed products for a first indication, and totaling up to $0.5 million for each subsequent indication for which licensed products are developed, for up to a maximum of two additional indications. In addition, we are obligated to pay Regents royalties on sales of licensed products in the low single-digits, subject to adjustments and minimum thresholds.
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
Lexeo
In January 2021, we entered into an agreement with Lexeo Therapeutics, pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and know how associated with our Friedrich’s Ataxia program. Under the agreement, we are eligible to receive development and commercial milestones and royalties related to sales of a product containing our licensed rights. Lexeo is currently developing LX2006, an adeno-associated virus mediated treatment.
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
Government Regulation
In the U.S., biological products, including gene therapy products, are primarily regulated under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and the Public Health Service Act (“PHSA”), as well as corresponding implementing regulations promulgated by the FDA. These laws and regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, distribution, record keeping, reporting, advertising and promotion, export and import of biologics products. Prior to conducting human clinical testing of our gene therapy products, we must submit an investigational new drug application (“IND”) to the FDA, and the IND must be cleared by the FDA.
Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies (“OTAT”). The FDA has also established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review.
The FDA has published a growing body of guidance documents on topics relevant to the development of our product candidates, including, among other things, gene therapy products developed for retinal disorders, rare diseases; patient-focused drug development, nonclinical testing of gene therapy products; CMC information requirements for gene therapy; and observation of subjects involved in gene therapy studies for delayed adverse events. All of these guidance documents are intended to facilitate the industry’s development of gene therapy products. Guidance documents provide the FDA’s current thinking about a particular subject, but are not legally binding on either the FDA or the regulated industry.
The process required by the FDA before our product candidates may be marketed in the U.S. generally involves the following:
•Completion of nonclinical laboratory tests, including evaluations of product chemistry, formulations, and toxicity and animal studies in accordance with current Good Laboratory Practice (“GLP”), regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•Submission of an IND to the FDA, which must be cleared before human clinical trials may begin;
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
•Submission to the FDA of a BLA for marketing approval that demonstrates adequate efficacy and acceptable safety profile of the biological product based on results of nonclinical testing and clinical trials, as well as providing information on the chemistry, manufacturing and controls to ensure product identity, purity, potency and quality, as well as proposed labeling;
•Satisfactory completion of an FDA inspection of each manufacturing facility at which the biologic product is produced, to assure that the product is produced in compliance with GMP, regulations, and any additional requirements made by the agency to assure that the methods and controls used during manufacturing are adequate to preserve the biological product’s safety, identity, strength, quality, purity, and potency;Successful completion of FDA audit(s) of the nonclinical and clinical trial sites and the clinical study sponsor that generated the data in support of the BLA;
•Successful completion of the advisory committee review, if the FDA convenes an advisory committee; and
•Payment of user fees and FDA review and licensure of the BLA prior to any commercial marketing, sale or shipment of the product.
Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the nonclinical testing stage. Nonclinical tests include animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including GLPs.
The results of nonclinical tests, together with manufacturing information, such as laboratory evaluation of product chemistry, formulation, and stability, as well as any available clinical data or literature and a proposed clinical trial protocol, are submitted as part of an IND to the FDA. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions relating to the content of the IND during the review period or places the clinical study on a clinical hold. In that case, the IND sponsor and the FDA must resolve any outstanding concerns before the IND goes into effect and the clinical trial begins. The FDA can impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold on an IND, clinical trials may not commence or proceed without FDA authorization, and then only under terms authorized by the FDA.
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
Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biological product has been associated with unexpected serious harm to patients. Similar rules govern the conduct of clinical trials in the European Economic Area (“EEA”).

Similar to the U.S., the various phases of nonclinical and clinical research in the European Union are subject to significant regulatory controls. Previously, in the European Union, pursuant to the EU Clinical Trials Directive 2001/20/EC, a clinical trial application had to be submitted to each country’s national regulatory authority in which the clinical trial was to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. Although the Directive sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive in a manner that is often not uniform. This led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on 31 January 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. Pursuant to the Regulation, the sponsor shall submit a single application for approval of a clinical trial via the EMA's Clinical Trials Information System, or CTIS, which will cover all regulatory and ethics assessments from the member states concerned. Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 must be made through CTIS. Once the CTA is approved in accordance with a member state's requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the European Union is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU database.
The FDA and the National Institutes of Health (“NIH”) developed a publicly accessible database, the Genetic Modification Clinical Research Information System, designed to facilitate safety reporting. The database includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these clinical trials.
In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper nonclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for up to 5-years for nonintegrating vectors such as AAV vectors.
The responsible party for an applicable clinical trial must register the clinical trial in Phase 2 or later on the ClinicalTrials.gov website, including the registry of new, on-going, and completed clinical trials of drugs, biologics, and device products.
Biologics License Applications
The results of nonclinical studies and clinical trial(s), together with detailed information on the quality of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. The submission of a BLA must be accompanied by a substantial user fee unless a waiver applies, and is subject to a sixty-day filing review period to determine if the application is sufficiently complete to permit substantive review.
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
The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny licensure of a BLA by issuing a complete response letter if the applicable statutory and regulatory criteria are not satisfied, and may require additional clinical data or an additional Phase 3 clinical trial. Even if a product receives licensure, the licensure may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited or subject to Risk Evaluation and Mitigation Strategies (“REMS”), which could restrict the commercial value of the product.

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
Biologics may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the sponsor to develop additional data or conduct additional nonclinical studies and clinical trials.
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
In the EEA (which is comprised of 27 Member States of the EU plus Norway, Iceland, and Liechtenstein), medicinal products can only be commercialized after a related Marketing Authorization, or MA, has been granted. Marketing authorization for medicinal products can be obtained through several different procedures. These are through a centralized, mutual recognition procedure, decentralized procedure, or national procedure (if marketing authorization is sought for a single EU Member State). The centralized procedure allows a company to submit a single application to the EMA. If a related positive opinion is provided by the EMA, the EC will grant a centralized marketing authorization that is valid in all 27 EU Member States and three of the four European Free Trade Associations, or EFTA, countries (Norway, Iceland, and Liechtenstein) all of whom make up the EEA.
The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, advance therapy medicinal products such as gene therapy, orphan medicinal products, regenerative medicinal products, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance that is not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for which grant of centralized marketing authorization is in the interest of patients at EU level in the EU.
The decentralized authorization procedure permits companies to file identical applications for authorization to several EU Member States simultaneously for a medicinal product that has not yet been authorized in any EU Member State. The competent authority of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant marketing authorization for their territories on the basis of this assessment. The only exception to this is where an EU Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances, the matter is submitted to the Heads of Medicines Agencies, or Co-ordination Group for Mutual Recognition and Decentralised procedures - Human, for review. The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States.
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
Expedited Development and Review Programs
The FDA has provided guidance to sponsors developing regenerative medicine therapies for serious or life-threatening diseases or conditions, with recommendations on the expedited development and review of these therapies.
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

ODD must be requested before submitting a BLA. ODD does not affect the regulatory review and approval process. However, if a product that has orphan designation subsequently receives the first BLA applicant to receive FDA approval for that product for the disease or condition for which it has such designation, that product is entitled to a seven-year exclusive marketing period in the U.S. for that product in the approved indication. During the seven-year marketing exclusivity period, the FDA may not approve any other applications to market the same drug or biological product for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Among the other benefits of ODD are tax credits for certain research and a waiver of the user fee. In September 2021, the FDA finalized Guidance For Industry on determining “sameness” for gene therapy products for purposes of orphan drug exclusivity.
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
Privacy Laws
In the ordinary course of our business, we may process personal or sensitive information. Accordingly, we are subject to numerous privacy, data protection, and data security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards. Many of these laws and regulations are constantly evolving and differ from or conflict with each other in significant ways and may not have the same effect, which complicates compliance efforts and may increase our exposure to regulatory enforcement action, sanctions, and litigation. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.
The EU General Data Protection Regulation (“EU GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”) are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance.
The EU GDPR took effect in the EU in 2018 and imposes comprehensive privacy, data protection, and data security obligations on businesses with stringent penalties for noncompliance. The EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal information in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. Similarly, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”) (Law No. 13,709/2018), which broadly regulates the processing of personal information in a manner comparable to the EU GDPR and allows for substantial penalties for violations.
The CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to delete the individual’s personal information, and to opt out of certain personal information disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on personal information retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, several states within the United States have enacted or proposed privacy, data protection, and data security laws. For example, Virginia recently passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.
The Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations (collectively, “HIPAA”) imposes requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain and transmit individually identifiable health information for or on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to penalties if we, our affiliates, or our agents obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Other Healthcare Laws and Regulations
If we obtain regulatory approval for any of our product candidates, we may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws may impact, among other things, our research activities, as well as our proposed sales, marketing, and education programs. The laws that may affect our ability to operate include:

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
•The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the United States Attorney General or as a qui tam action by a private individual (a whistleblower) in the name of the government and the individual, and the whistleblower may share in any monetary recovery. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing sham consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. Because of the threat of treble damages and mandatory penalties per false or fraudulent claim or statement, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
•Federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•The federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to direct and indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
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
By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, by increasing the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care plans, addressing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and imposing annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and other measures, and tightening of restrictive policies in jurisdictions with existing controls and other measures, could limit coverage of or payments for pharmaceuticals, or affect rebates or other price concessions owed on such products. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, eliminated the tax-based payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argue the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. It is unclear how efforts to repeal, replace or otherwise modify, or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, as well as health care reform measures of the Biden administration, will affect our business. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act.
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
At this time, it is unclear whether such legislative changes, regulatory changes, or judicial challenges related to the Affordable Care Act, or other health care reform measures will also have an impact on biologic product exclusivity, or the biosimilar product licensure pathway established under the Biologics Price Competition and Innovation Act (“BPCIA”), which was enacted as part of the Affordable Care Act.
Other legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, will stay in effect through 2031 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures.
In addition, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. For example, on November 20, 2020, CMS issued an interim final rule to implement a “Most Favored Nation” demonstration project to test Medicare Part B reimbursement of certain separately payable drugs and biologicals based on international reference prices. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is possible that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare financing, more rigorous coverage criteria, and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from commercial payers. Coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Further, it is possible that additional governmental action could be taken in response to the COVID-19 pandemic.
Similar to what is occurring in the U.S., political, economic and regulatory developments outside of the U.S. are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continue to exist. In various EU member states, we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health technology assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally compares attributes of individual medicinal products, as compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. On January 31, 2018, the EC adopted a proposal for an HTA regulation intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products. The HTA regulation, which aims to harmonize the clinical benefit assessment of HTA across the EEA, will apply from January 12, 2025. The HTA regulation provides that EU member states will be able to use common HTA tools, methodologies, and procedures across the EU. Individual EU member states will continue to be responsible for assessing nonclinical (e.g., economic, social and ethical) aspects of health technologies, and making decisions on pricing and reimbursement.
The making available or placing on the EU market of unauthorized medicinal products is generally prohibited. However, the competent authorities of the EU member states may exceptionally and temporarily allow and reimburse the supply of such unauthorized products, either on a named patient basis or through a compassionate use process, to individual patients or a group of patients with a chronically or seriously debilitating disease or whose disease is considered to be life-threatening, and who cannot be treated satisfactorily by an authorized medicinal product. Such reimbursement may no longer be available if authorization for named patient or compassionate use programs expire or is terminated or if marketing authorization is granted for the product. In some EU member states, authorization and reimbursement policies may also delay commercialization of our products, or may adversely affect our ability to sell our products on a profitable basis. After initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced EU member states.
The availability of adequate government reimbursement for our products may also be subject to regulatory changes and controls.
International Regulation
In addition to regulations in the U.S., we or our collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we or our collaborators must obtain approval from the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the drug in those countries. Many countries outside of the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. To obtain regulatory approval of a biological medicinal product under European Union (“EU”) regulatory systems, we must submit a marketing authorization application. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
In addition to regulations in the EU and the U.S., we or our collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future products.
Testing and Approval of Pharmaceutical Products in the EU. The EU and many individual countries have regulatory structures similar to the U.S. for conducting nonclinical and clinical testing and applying for marketing approval or authorization, although specifics may vary widely from country to country. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Directive, as implemented in national law by individual EU member states, or in accordance with the EU Clinical Trials Regulation which became applicable on January 13, 2022, and applicable good clinical practice standards. In the EU, there are several procedures for requesting marketing authorization which can be more efficient than applying for authorization on a country-by-country basis. There is a “centralized” procedure allowing submission of a single marketing authorization application to the European Medicines Agency, or EMA. If the EMA issues a positive opinion, the EC will grant a centralized marketing authorization that is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biotechnology-derived medicinal products, and optional for others. There is also a “decentralized” procedure allowing companies to file identical applications to several EU member states simultaneously for product candidates that have not yet been authorized in any EU member state and a “mutual recognition” procedure allowing companies that have a product already authorized in one EU member state to apply for that authorization to be recognized by the competent authorities in other EU member states.
The maximum timeframe for the evaluation of an application in the EU under the centralized procedure is 210 days, subject to certain exceptions and clock stops. An initial marketing authorization granted in the EU is valid for five years, with renewal subject to reevaluation of the risk-benefit profile of the product. Once renewed, the authorization is usually valid for an unlimited period unless the national competent authority or the EC decides on justified grounds to proceed with one additional five-year renewal.
In the EU, if an applicant can demonstrate that comprehensive data on the efficacy and safety of the product under normal conditions of use cannot be provided due to certain specified objective and verifiable reasons, products may be granted marketing authorization “under exceptional circumstances.” A marketing authorization granted under exceptional circumstances is valid for five years, subject to an annual reassessment of conditions imposed by the EC.
The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the extent to which the UK and the EU regulatory environments may diverge in the future. Any such divergence may lead to increased costs and administrative burden. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement. The Agreement formally entered into force on May 1, 2021. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the Agreement, the EU and the UK will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to continue to accept EU batch testing and batch release, two years notice will be provided of any changes to such a policy. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC. The UK Medicines and Healthcare products Regulatory Agency is the UK competent authority for the regulation and authorizations or medicinal products in the UK.
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
Human Capital Management
As of December 31, 2021, we had approximately 188 full-time employees. Of these employees, 27 hold Ph.D. or M.D. degrees, 131 are engaged in research and development, and 57 are engaged in business development, finance, legal, human resources, facilities, information technology, and general management and administration. We also engage temporary employees and consultants. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our employee engagement is highly favorable, which we attribute to our shared mission of transforming the lives of those affected by ocular and rare diseases and has led to our being named a Top Workplaces 2021 by Bay Area New Group
Our employees are one of our most valuable assets and are essential to our success. We have been purposeful in our efforts to hire, develop and retain diverse talent as well as create an inclusive culture. We are investing in the creation of a work environment that values the health, safety and wellness of our team, and where our employees are inspired to deliver their best every day. All employees are responsible for upholding the Adverum Code of Business Conduct and Ethics, as well as complying with our Employee Handbook, which together form the foundation of our policies and practices. We continue to expand our systems to track key human capital metrics such as demographics, diversity, compensation and benefits, and engagement.
Diversity, Equity and Inclusion
We are committed to diversity, equity and inclusion (“DEI”) across all aspects of our company, including hiring, promotion and development practices. As of December 31, 2021, racial and ethnic minorities represented 68% of our employee base. 52.7% of our workforce were women and 43.8% of our positions at director-level and above were held by women.]Our employees bring diversity to our workplace across many critical categories, and we believe our company is stronger as a result of our diverse experiences and backgrounds. We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. We continue to implement employee-led resource groups (“ERGs”) and to assemble DEI-related resources for our employees. We currently have two ERGs that represent and support two diverse communities in our workforce: SOAR - Supporting Women of All Ranks ERG, providing support and mentorship for our female workforce, including guidance on career advancement and the LGBTQ+ - Pride ERG, working to foster an inclusive workplace culture that supports our LGBTQ+ workforce. These ERGs mentor, foster, encourage and inspire employees in all stages of their careers by providing access to senior leadership, peer groups, mentoring and other valuable resources to help them pursue their career ambitions.
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
We will require substantial future capital in order to complete the nonclinical and clinical development for our product candidates and potentially to commercialize these product candidates. Any future clinical trials or ongoing clinical trials of our product candidates could cause an increase in our spending levels, as would other corporate activities, such as expenses related to manufacturing supply of our product candidates. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:
•the type, number, scope, progress, expansion costs, results of and timing of any future nonclinical studies and clinical trials of any of our product candidates which we are pursuing or may choose to pursue in the future;
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
Our product candidates are in the early stages of development and will require substantial nonclinical and/or clinical development and testing, manufacturing process improvement and validation, bridging studies and regulatory approval prior to commercialization. It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:
•successful completion of nonclinical studies and clinical trials, including the ability to demonstrate safety and efficacy of our product candidates;
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
Drug development has inherent risk. Our lead product candidate, ADVM-022 for the treatment of wet age-related macular degeneration (“wet AMD”) uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may experience unexpected results in clinical trials in the future, such as the dose-limiting toxicity at the 6 x 10^11 vg/eye (“6E11”) dose tested in the INFINITY trial in diabetic macular edema (“DME”) patients. Although we will be bound by the generally applicable laws governing grant of approval, the fact that our product is a gene therapy and the broad patient population that it is intended to treat means that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.

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
The occurrence of serious complications or side effects that outweigh the therapeutic benefit in connection with or during use of our product candidates, either in nonclinical studies or clinical trials or post-approval, could lead to discontinuation of our clinical development program, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business prospects, financial condition and results of operations.
During the conduct of nonclinical studies and clinical trials, animal models and patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In addition, patients may not comply with the requirements of the study, such as missing physician visits or not taking eye drops as prescribed, which may result in changes to their health or vision that are then attributed to the product candidate. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. For example, a dose-limiting toxicity at the 6E11 dose tested in our INFINITY trial in DME patients resulted in our announcement on July 22, 2021 that we were discontinuing development of ADVM-022 for the DME indication. It is possible that as we test ADVM-022 and other product candidates, in current and future clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, including the dose-limiting toxicity at the 6E11 dose tested in the INFINITY trial, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates causes serious or life-threatening side effects, or side effects that outweigh the therapeutic benefit of the product candidate, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.
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

Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, ocular inflammation is a known side effect of ADVM-022 administration, but the duration of inflammation caused by ADVM-022, our ability to manage that inflammation using steroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. If we are unable to manage this inflammation appropriately, the FDA or other regulatory authorities outside the U.S. may not approve ADVM-022. Even if we achieve marketing approval, doctors may not prescribe, and patients may not use, ADVM-022 or our other product candidates if they deem the levels or risk of inflammation to be unacceptable. Further, patients treated with ADVM-022 could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of ADVM-022 or could cause unanticipated adverse reactions to ADVM-022. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any protein or injection of gene therapies that express a therapeutic protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
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
The results of nonclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology. Promising nonclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a nonclinical model, including non-human primate models, may be significantly higher than the level of protein expression achieved in humans. Similarly, human subjects administered our product candidates may develop side effects that were not observed in animal models and/or are more severe than those observed in animal models. In addition, even industry-accepted animal models may not accurately replicate human disease. Success in nonclinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through nonclinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may only become apparent when the candidate is tested in human patients suffering from the relevant disease. Furthermore, the initiation of future trials for a product candidate, such as our planned Phase 2 clinical trial for ADVM-022 in wet AMD to explore additional doses with new enhanced prophylactic steroid regimens, which we anticipate will include local steroids and a combination of local and systemic steroids, will be dependent upon demonstrating sufficient safety and efficacy to the relevant regulatory authorities in preceding or other ongoing trials using the same product candidate. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization. Even if our clinical trials successfully meet their endpoints for safety and efficacy, the FDA and/or other regulatory authorities outside the U.S. may still conclude that the product candidate has not demonstrated a beneficial risk/benefit profile or otherwise does not meet the relevant standard for approval.
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
We have concentrated our research and development efforts on our gene therapy platform and our future success depends on the successful development of product candidates based on this platform. There can be no assurance that any development problems we have experienced or may experience in the future related to our platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to external commercial manufacturing sites, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.
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
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and patient’s safety concerns over participating in a clinical trial, including during a pandemic. We will be required to identify and enroll a sufficient number of patients for any clinical trials for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates, or may meet other exclusion criteria. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial.
In the case of rare diseases, a relatively small number of individuals in the U.S. (fewer than 200,000) are impacted, and therefore, there is a limited patient pool from which to draw for clinical trials. Enrollment of eligible patients with rare or orphan diseases may be limited or slower than we anticipate in light of the small patient populations involved.

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
Further, if patients and investigators are unwilling to participate in our gene therapy studies because of the dose-limiting toxicity at the 6E11 dose tested in the INFINITY trial, or because of negative publicity from other adverse events in the biotechnology or gene therapy industries or inadequate results in our nonclinical studies or clinical trials or for other reasons, including competitive clinical trials for similar patient populations or available approved therapies, our recruitment of patients, or conduct of clinical trials and ability to obtain regulatory approval of our product candidates may be hindered.
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
The nonclinical and clinical development, manufacturing, analytical testing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and by comparable regulatory authorities outside the U.S. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved, as well as the target indications and patient population. Approval policies or regulations may change, and the regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.
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
•such authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
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
From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. For example, although we have periodically announced interim data from patients in our OPTIC trial, which showed all ADVM-022 related adverse events as mild to moderate in severity, there is no guarantee that in the future, we will not have more severe drug- or treatment-related adverse events in patients treated with ADVM-022, such as the dose-limiting toxicity at the 6E11 dose tested in our INFINITY trial. In addition, in certain clinical trials, such as our OPTIC trial, individual cohorts of patients are enrolled with different dosages and other treatment conditions under our protocol. These different doses, populations, and other treatment conditions may affect clinical outcomes, including safety profiles or efficacy, such as the number of supplemental injections required, in each of the cohorts. As a result, preliminary and interim data should be viewed with caution and not relied upon until the final data from a locked database for the entire clinical trial are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects.
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
The development of commercially viable manufacturing processes typically is very difficult to achieve, is often very expensive and may require extended periods of time. As we develop, seek to optimize, and operate the ADVM-022 manufacturing process, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical manufacturing campaigns or process validation campaigns. For example, all Good Manufacturing Practices (“GMP”) activities at our Redwood City facility, and external manufacturing, testing, and distribution partners are subject to significant health authority regulation with respect to manufacturing and testing our product candidates. If we are unable to satisfy these regulatory requirements, or if we are unable to solve the technical, scientific, and other challenges described above, we may be unable to manufacture a sufficient supply of our product candidates for our clinical trials and may be forced to delay or terminate our development programs. Additionally, changes in manufacturing processes (including cell lines), equipment or facilities (including moving manufacturing or testing from one of our facilities to another one of our facilities or a third-party facility, or from a third-party facility to one of our facilities) may require us to conduct additional studies to demonstrate comparability in order to receive regulatory approval of any manufacturing modifications. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies in a timely manner, if at all.
We may revise the process that we used to manufacture ADVM-022 for our Phase 1 clinical trial. Before we use a revised process in future clinical trials, we must submit analytical comparability data to the FDA to demonstrate that the process changes have not altered ADVM-022 in a manner that undermines the applicability of the clinical data from our Phase 1 clinical trial. If the FDA does not find our analytical comparability data sufficient, the FDA could place our IND on clinical hold until we conduct additional nonclinical or clinical comparability studies demonstrating that the ADVM-022 manufactured by our revised process and our previous process are materially equivalent, which could substantially delay the development process. If we make further changes to the manufacturing process of ADVM-022 in the future, the FDA may require additional comparability studies. For example, the FDA could require additional comparability studies to demonstrate that ADVM-022 manufactured in its current facilities is comparable to ADVM-022 manufactured at future commercial supply sites.
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
Although the body of the UK-EU Trade and Cooperation Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the UK-EU Trade and Cooperation Agreement, the EU and the UK will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The UK-EU Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to continue to accept EU batch testing and batch release, two years notice will be provided of any change to such a policy. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national MA. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission (“EC”).

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
•The manufacturing and distribution of biologics is extremely susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, or transportation or storage conditions of the product. Even minor deviations from prescribed manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facility in which our product candidates are made, such manufacturing facility may need to be closed for an extended period of time to investigate and remedy the contamination.
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
We do not expect to independently conduct all aspects of our vector production, product manufacturing, product testing, protocol development, protocol performance, and research. We currently rely, and expect to continue to rely, on third parties with respect to these items. We may not be able to enter into agreements with these third parties and if we do enter into agreements with these third parties, any of these third parties may not be successful at fulfilling their contractual obligations or may choose to terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for vector production, process development, assay development, product manufacturing, product testing, protocol development, protocol performance, and research activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If any of these third parties on which we rely do not perform satisfactorily, we will remain responsible for ensuring that:

•each of our nonclinical studies and clinical trials are conducted in accordance with the study plan and protocols and applicable regulatory requirements;
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
We will rely on third parties to conduct some nonclinical testing and all of our planned clinical trials. If these third parties do not meet our deadlines or otherwise fail to conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
We do not have the ability to conduct all aspects of our nonclinical testing, clinical testing, or clinical trials ourselves. We are dependent on third parties to conduct nonclinical studies and clinical trials for our product candidates, and, therefore, the timing of the initiation and completion of these studies or trials is controlled in part by these third parties and may occur at times substantially different from our estimates. Specifically, we use and rely on medical institutions, clinical investigators, contract research organizations (“CROs”) and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.
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
Because we rely on third parties to conduct research and to develop and manufacture our product candidates, we must, at times, share confidential information, including trade secrets, with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements containing confidentiality provisions with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that they become known by our competitors, are purposefully or inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Public disclosure of our confidential information also prevents us from seeking patent protection for that or related discoveries. Given that our proprietary position is based, in part, on our know-how and trade secrets, the unauthorized use or disclosure of our trade secrets would impair our competitive position and may have a material adverse effect on our business, financial conditions, results of operations and prospects.
In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our confidential information and trade secrets, although our agreements may contain certain limited publication rights. For example, academic institution that we collaborate with often require rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential information or trade secrets from any such publication. However, we may fail to recognize or identify to our collaborator such confidential information or trade secrets during the appropriate timeframe prior to publication, and they may be publicly disclosed without us filing for patent or other protection. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements.
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
Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, LUCENTIS and EYLEA are currently available in the U.S. for treatment of wet AMD. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.
Our potential competitors in these diseases may be developing novel therapies that may be safer or more effective or easier to administer than our product candidates. For example, if we continue clinical development of, and seek to commercialize, ADVM-022 for the treatment of wet AMD, it will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules, long-acting delivery devices and gene therapy. LUCENTIS and EYLEA are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including 4D Molecular Therapeutics, Bayer, Graybug Vision, Hoffmann-La Roche Ltd., Kodiak Sciences, Novartis, Opthea, Regeneron and REGENXBIO.
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
Other legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, will stay in effect through 2031 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures.

These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. The Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles.
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
Before we can initiate clinical trials in the U.S. for our product candidates, we need to submit the results of nonclinical testing to the FDA, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on nonclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary nonclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional nonclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, or at any stage of clinical development based on concerns that arise as the clinical program progresses or if significant manufacturing change are made to the product during the program, which may lead to additional delays and increase the costs of our nonclinical development. Delays with any regulatory authority or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any clinical trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or terminations related to:
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
We intend to seek approval to market our product candidates in both the U.S. and in foreign jurisdictions. If we obtain approval in one or more jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some countries, including Member States of the European Economic Area (“EEA”), the pricing of prescription pharmaceuticals is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. There can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. Publication of discounts by third-party payers or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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
More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Trials using early versions of retroviral vectors, which integrate into, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events. Although none of our current product candidates utilize retroviruses and we believe AAVs used in our product candidates have low-integrating potential and are not known to cause disease in humans, our product candidates do use a viral vector delivery system. The risk of serious adverse events, such as the dose-limiting toxicity at the 6E11 dose tested in our INFINITY trial, remains a concern for gene therapy and we cannot assure that it will not occur in any of our current or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

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
The COVID-19 pandemic has caused us to modify our business practices (including adhering to the previous “shelter-in-place” orders and other public health orders, limiting employee travel, and cancelling physical participation in meetings, events and conferences), and we may take further actions that may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. We are uncertain that such measures will be sufficient to mitigate the risks posed by the virus and its variants or otherwise be satisfactory to government authorities and how long we will be required to continue these measures.
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
In addition, due to the limited ability to access our facilities and our reliance on outside vendors who may be similarly affected, our development programs may not proceed along the timelines we previously anticipated. We rely on third-party research facilities, manufacturers, suppliers, and other service providers from other countries and from different parts of the U.S. to provide services and resources necessary to support our research and development plans, to produce our product candidates, and support our clinical trials. Our ability to obtain this necessary support or supplies could be disrupted, or the cost of this support or these supplies could increase, if the operations of these suppliers or service providers, or national and international supply chains, including transportation carriers and transportation hubs, are affected by the COVID-19 pandemic. In addition, if our relationships with our manufacturers, service providers, suppliers, or other vendors are terminated, materially altered, or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative manufacturers, service providers, suppliers, or other vendors or do so on commercially reasonable terms or in a timely or cost-effective manner. Further, we may be subject to the inability or unwillingness of clinical investigators or patients to follow our research protocols as a result of the COVID-19 pandemic. As a result, delays could occur which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. The COVID-19 pandemic may also affect the operations of the FDA or other health regulatory authorities outside the U.S., which could result in delays of meetings, reviews and approvals, including with respect to our product candidates.
The spread of COVID-19 and the emergence of new variants, which have caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; significant fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
In the ordinary course of our business, we and other third parties on which we rely collect, receive, use, process, generate, transfer, make accessible, protect, secure, dispose of, transmit, share, and store sensitive, confidential, and proprietary information, including personal information (such as health-related information and medical information), intellectual property, trade secrets, research and development information, financial information, and other business information. We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive, confidential, and proprietary information with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.
Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology or the third-party information technology systems that support us and our services. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy. We use third parties for our business, may share personal information with them, and rely on them to manufacture our product candidates and conduct clinical trials, and similar events relating to their systems could also have a material adverse effect on our business. Despite the implementation of security measures to protect against unauthorized access or disclosure, we and our CROs, contractors, consultants, collaborators, and other related third parties are vulnerable to damage or attacks.
Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruptions of clinical trials, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Further, the COVID-19 pandemic and remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could result in delays to the development and commercialization of our product candidates, disruption of our programs, negative publicity and financial loss. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain privacy, data protection, and data security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. While we are not aware of any such material system failure, accident, or any other security incident to date, any such event could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen.

Applicable privacy, data protection, and data security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.
A security incident could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, delay or impede the development of our products, and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. In addition, there can be no assurance that we will promptly detect any such disruption or security incident, if at all.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy, data protection, and data security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data protection, and data security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers, under the federal Physician Payments Sunshine Act, for payments and other transfers of value made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as a physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states and localities also mandate implementation of commercial compliance programs, restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs, impose restrictions on drug manufacturer marketing practices, require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or require the registration of pharmaceutical sales representatives.
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
We are subject to evolving and increasingly stringent obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; interruption of our clinical trials; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our processing activities subject us to numerous privacy, data protection, and data security obligations, such as laws, regulations, guidance, industry standards, external and internal policies, contracts, and other obligations that govern processing of personal information by us or on our behalf, including information that we collect or will collect about patients and healthcare providers in connection with clinical trials.
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws and regulations, including those relating to data breach notification and consumer protection. The legislative and regulatory landscape for privacy, data protection, and data security continues to evolve, and there has been an increasing focus on privacy, data protection, and data security issues which may affect our business. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space. For example, HIPAA, as amended by HITECH, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information, upon health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services for them involving individually identifiable health information, as well as their covered subcontractors. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to penalties if we, our affiliates, or our agents obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
States have begun to introduce comprehensive privacy, data protection, and data security laws and regulations. For example, California enacted the CCPA, which took effect on January 1, 2020. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Additionally, the CCPA will be expanded substantially on January 1, 2023, when the CPRA becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Other states have enacted privacy, data protection, and data security laws. For example, Virginia recently enacted a comprehensive privacy, data protection, and data security law, the Consumer Data Protection Act, and Colorado similarly enacted the Colorado Privacy Act, both laws of which will become effective in 2023 and share similarities with but differ from the CCPA and CPRA. The obligations to comply with the CCPA and other evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection, and data security. For example, the EU GDPR, the United Kingdom’s GDPR (“UK GDPR”), Brazil’s LGPD, and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. The processing of sensitive personal information, such as physical health condition and medical information, may impose heightened compliance burdens under the EU GDPR and is a topic of active interest among foreign regulators. The EU GDPR and UK GDPR confer a private right of action to data subjects and consumer associations, the right to lodge complaints with supervisory authorities, the right to seek judicial remedies, and the right to obtain compensation for damages. The obligations under the EU GDPR and UK GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the EU GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. In the event we enroll subjects in our ongoing or future clinical trials in Europe, we may be subject to additional privacy, data protection, and data security restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal information, including personal health data, regarding individuals in Europe as governed by the EU GDPR and UK GDPR.
Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal information that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal information transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside the EEA that the EC does not consider to provide an adequate level of data privacy and security, such as the United States. The EC released a set of Standard Contractual Clauses (“SCCs”), which is a valid mechanism to transfer personal information outside of the EEA. In addition, Switzerland and the UK similarly restrict personal information transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal information protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal information across borders, any of which could increase the cost and complexity of doing business.
If we cannot implement a valid mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or other jurisdictions. In the event that we expand our operations abroad, the inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trials in Europe or elsewhere, limiting our ability to collaborate with contract research organizations, service providers, contractors, and other companies subject to such cross-border data transfer or localization laws, or requiring us to increase our personal information processing capabilities and infrastructure in foreign jurisdictions at significant expense. European privacy, data protection, and data security laws may decrease demand for our products and services if affected customers seek alternatives that do not involve such transfers.
In addition, the UK’s departure from the EU, has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear how data transfers to and from the UK will be regulated. On June 28, 2021, the EC issued an adequacy decision under the EU GDPR which allows transfers of personal information from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the UK will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers.

Our obligations related to privacy, data protection, and data security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Any failure or perceived failure by us or our partners, CROs, CMOs, collaborators, and other related third parties to comply with privacy, data protection, and data security obligations, we may face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials (for example, under HIPAA). Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
Legislation enacted on December 22, 2017, known as the Tax Cuts & Jobs Act (“TCJA”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act modifies certain of the changes made by the TCJA. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the TCJA, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. For example, proposals have been made in Congress (which have not yet been enacted) that would make various changes to the federal income tax laws applicable to corporations. In addition, it is uncertain if and to what extent various states will conform to the TCJA, as amended by the CARES Act, or any newly enacted federal tax legislation.
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
•our plans to conduct additional nonclinical studies to determine the best gene therapy candidates to advance in development;
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters are located in Redwood City, California, consisting of approximately 120,000 square feet of office, laboratory, and process development space under a lease that will expire in December 2031. We also occupy approximately 21,000 square feet of laboratory and support space under a sublease that will expire in June 2022.
We believe our facilities are adequate and suitable for our current needs.

Item 3. Legal Proceedings
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Market under the symbol “ADVM”.
Holders of Record
As of March 18, 2022, we had approximately 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Item 6. Reserved

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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and as of December 31, 2021, we had an accumulated deficit of $648.1 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
We expect to incur substantial and increasing expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We will need substantial additional funding in the future to support our operating activities as we advance our product candidates through nonclinical and clinical development, seek regulatory approval and prepare for and, if approved, proceed to commercialization. Adequate funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital, or to do so on acceptable terms, when needed, or to form additional collaboration partnerships to support our efforts, we could be forced to delay, reduce or eliminate our research and development programs or potential commercialization efforts.
As of December 31, 2021, we had $305.2 million in cash, cash equivalents and short-term investments.
We believe that our cash, cash equivalents and short-term investments are sufficient to fund operations into 2024.
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
We recognized $7.5 million of license revenue during the year ended December 31, 2021. We did not recognize any revenue during the year ended December 31, 2020.
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
We estimate nonclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that conduct and manage nonclinical studies and clinical trials on our behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. We estimate the amounts incurred through communications with third party service providers and our estimates of accrued expenses as of each balance sheet date are based on information available at the time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly.
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
Other Income (Expense), Net
Other income (expense), net primarily comprises interest income on our cash equivalents and investments in marketable securities.
Critical Accounting Judgments and Estimates
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
•vendors in connection with nonclinical development activities; and
•services providers for professional service fees such as consulting and related services.

Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred. However, due to the nature of these estimates, we cannot assure you that we will not adjust our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activities. For the years ended December 31, 2021 and 2020, there were no material changes from our estimates of accrued research and development expenses.
Leases
We account for leases under Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“Topic 842”) effective January 1, 2019. For our long-term operating leases, we recognize a right-of-use asset and a lease liability on our consolidated balance sheets. The lease liability is determined as the present value of future lease payments reduced by lease incentives, if any, using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to determine the incremental borrowing rate, we estimate our credit rating, adjust the credit rating for the nature of the collateral, and benchmark the borrowing rate against observable yields on comparable securities with a similar term. We base the right-of-use lease asset on the lease liability adjusted for any prepaid or deferred rent. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.
Rent expense for operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.
Impairment of Long-Lived Assets
We evaluate the carrying value of amortizable long‑lived assets, whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair values. For example, in connection with the early termination of a lease in 2021, we tested the recoverability of the carrying amount of the asset group. The carrying amount of the asset group, consisting of right-of-use assets and leasehold improvements, related to the lease termination exceeded our anticipated undiscounted cash flows. As a result of our evaluation, we recorded an impairment charge of $1.1 million, which includes $0.8 million associated with the right-of-use assets and $0.3 million associated with leasehold improvements, for the year ended December 31, 2021. The assets indicated as impaired were written down to the estimated fair value, which was determined using the terms of the termination and sublease agreements.
Stock-based Compensation Expense
We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black‑Scholes valuation model for stock options, and using intrinsic value, which is the closing price of our common stock on the grant date for the restricted stock units (“RSUs”). The fair value of performance stock units (“PSU”) is estimated based on the closing sale price of our common stock on the date of grant. Expense recognition of PSU commences when the associated performance-based criteria are determined to be probable.
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
Expected volatility. We base the expected volatility on our historical stock price volatility.
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

Income Tax
We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2021 and 2020 of approximately $154.7 million and $94.6 million, respectively. We intend to maintain a full valuation allowance on the federal, state and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of December 31, 2021, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $393.4 million to offset future federal income. Approximately $57.3 million of NOLs expire at various years beginning with 2036. As of December 31, 2021, we also had U.S. state NOL carryforwards of approximately $227.1 million to offset future state income. U.S. state NOLs expire at various years beginning with 2037. At December 31, 2021, we also had approximately $50.1 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.
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
We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $1.1 million.
Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, we accrued $257,000 interest and penalties related to uncertain tax positions. There are no ongoing examinations by tax authorities at this time.
Results of Operations
Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Years ended December 31,		Increase/(Decrease)
	2021	2020
	(In thousands)
Collaboration and license revenue	$7,500	$—	$7,500
Operating expenses:
Research and development	89,181	73,309	15,872
General and administrative	64,441	44,641	19,800
Total operating expenses	153,622	117,950	35,672
Operating loss	(146,122)	(117,950)	(28,172)
Other income, net	582	1,557	(975)
Net loss before income taxes	(145,540)	(116,393)	(29,147)
Income tax benefit (provision)	—	(1,114)	1,114
Net loss	$(145,540)	$(117,507)	$(28,033)

Revenue
The $7.5 million license revenue for the year ended December 31, 2021 was related to an upfront payment received in January 2021 upon execution of a license agreement entered with Lexeo Therapeutics, Inc (“Lexeo”). We recognized no revenue for the year ended December 31, 2020.
Research and Development Expense
Research and development expense increased $15.9 million to $89.2 million for the year ended December 31, 2021 from $73.3 million for the year ended December 31, 2020. This overall increase was primarily related to a $10.3 million increase in personnel-associated costs including salaries, stock-based compensation expense, and bonus mainly driven by headcount increase from 114 employees as of December 31, 2020 to 133 employees as of December 31, 2021, a $5.1 million increase in facilities costs as we entered into new leases during the year, a $2.2 million increase in other research and development services, a $2.0 million increase in expenses for consultants and contractors and a $1.0 million in clinical trials-related expenses; partially offset by a decrease of $5.4 million in material productions and bioanalytics expenses due to timing of cost incurred related to product candidate ADVM-022 and earlier-stage research programs. Stock-based compensation expense included in research and development expenses was $8.9 million for the year ended December 31, 2021, compared to $7.1 million for the year ended December 31, 2020.
For the periods presented, our research and development activities were attributable to our wet AMD, DME, rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy product candidate ADVM-022 and earlier-stage research programs.
General and Administrative Expense
General and administrative expense increased $19.8 million to $64.4 million for the year ended December 31, 2021 from $44.6 million for the year ended December 31, 2020, primarily related to an increase of $7.3 million in personnel-associated costs including higher salaries and stock-based compensation expense as a result of higher average headcount during 2021. The overall increase also reflects increase of $6.0 million in professional services mainly for investor relations and legal fees in connection with our proxy contest ended in May 2021, $2.9 million in taxes, insurances, and license fees primarily due to state taxes on revenue and increase in insurance premiums, $2.3 million in rent and facilities related expenses for new leases that commenced in 2021, and $1.1 million of impairment charges for long-lived assets related to a leased facility terminated in November 2021. Stock-based compensation expense included in general and administrative expenses was $16.3 million for the year ended December 31, 2021, compared to $13.3 million for the year ended December 31, 2020.
We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to audit, legal, finance and investor functions to support our organizational growth.
Other Income, Net
The decrease of $1.0 million in net other income for the year ended December 31, 2021 as compared to 2020 was primarily due to a decrease in interest earned on lower average balances of our short-term investments.
Income Tax Provision
We recognized no income tax provision for the year ended December 31, 2021. We recognized an income tax provision of $1.1 million for the year ended December 31, 2020 related to foreign operations.

Liquidity, Capital Resources and Plan of Operations
We have not generated positive cash flow or net income from operations since our inception and as of December 31, 2021, we had an accumulated deficit of $648.1 million. As of December 31, 2021, we had $305.2 million in cash, cash equivalents and short-term investments. compared to $429.7 million as of December 31, 2020. We believe that our existing cash and cash equivalents and short-term investments as of December 31, 2021 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into 2024.
In February 2020, we sold an aggregate of 10,925,000 shares of our common stock for $140.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.
In August 2020, we sold an aggregate of 16,675,000 shares of our common stock for $203.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs, and expenses to build out our new facility. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our planned nonclinical trials and current and future clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future.
If and when we seek additional funding, we will do so through equity or debt financings, collaborative or other arrangements with corporate sources or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. To complete development and commercialization of any of our product candidates, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:
•the initiation, progress, timing, costs and results of nonclinical studies and any clinical trials for our product candidates;
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years ended December 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(107,831)	$(79,291)
Investing activities	78,709	(280,167)
Financing activities	2,397	355,985
Net decrease in cash and cash equivalents and restricted cash	$(26,725)	$(3,473)
Cash Used in Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $107.8 million, primarily as a result of net loss of $145.5 million due to the continued activities developing our product candidates, partially offset by $33.6 million of non-cash charges mainly related to $25.2 million of stock-based compensation expense, $4.6 million of depreciation and amortization expenses, $2.8 million of amortization of premium on marketable securities, and $1.1 million of impairment of long-lived assets, and $4.1 million of net decrease in cash from changes in operating assets and liabilities, which fluctuate due to timing of expenses and payments.

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
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the year ended December 31, 2021 consisted of $93.8 million of net maturities and sales of marketable securities, partially offset by $15.1 million of purchases of property and equipment primarily related to the new facilities.
Net cash used in investing activities for the year ended December 31, 2020 consisted of $268.3 million of net purchases of marketable securities and $11.8 million of purchases of property and equipment primarily related to the new facility.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 consisted of $1.7 million of net proceeds from the sale of our common stock, and $0.9 million in proceeds from employee stock purchase plan, partially offset by $0.2 million repayment of loans.
Net cash provided by financing activities for the year ended December 31, 2020 consisted of $344.3 million of net proceeds from the sale of our common stock, $12.7 million of net proceeds from the exercise of stock options, and $1.1 million in proceeds from employee stock purchase plan, partially offset by $2.0 million in taxes paid relating to net share settlement of restricted stock units and repayment of loans.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.
ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of Adverum Biotechnologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Adverum Biotechnologies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued research and development expenses – clinical and manufacturing costs
Description of the Matter
The Company recorded research and development expenses of $89.2 million for the year ended December 31, 2021. As described in Note 2, research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations that conduct certain research and development activities on the Company’s behalf and contract manufacturing organizations in connection with the production of materials for clinical trials.

Auditing the Company’s research and development expenses for contract research organizations and contract manufacturing organizations and related accruals was challenging due to the complex nature of evaluating the completeness and accuracy of the expenses and accruals. Research and development expenses are recognized as the services are being performed by the vendors, which requires management to accurately monitor the activity at the vendors to determine the extent of unbilled services performed during the reporting period.

How We Addressed the Matter in Our Audit
To test the completeness and accuracy of the contract research organization and contract manufacturing organization expenses and related accruals, our audit procedures included, among others, testing a sample of research and development expenses recorded during the period and evaluating the timing, amount and project coding of the expense recognition, testing a sample of cash disbursements after period end to assess the completeness of the expense recognition, and confirming with a sample of vendors the progress of activities under research and development contracts at period end.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
San Jose, California
March 29, 2022

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$34,195	$62,424
Short-term investments	270,993	367,305
Lease incentive receivable	5,709	—
Prepaid expenses and other current assets	6,248	4,709
Total current assets	317,145	434,438
Operating lease right-of-use assets	86,000	19,376
Property and equipment, net	33,060	27,725
Restricted cash	2,503	999
Deferred rent receivable	769	—
Deposit and other non-current assets	250	29
Total assets	$439,727	$482,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,387	$2,810
Accrued expenses and other current liabilities	18,047	13,588
Lease liability, current portion	1,886	4,473
Total current liabilities	21,320	20,871
Long-term liabilities:
Lease liability, net of current portion	101,108	26,235
Other non-current liabilities	1,114	1,114
Total liabilities	123,542	48,220
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000 shares authorized at December 31, 2021: 98,381 and 97,549 shares issued and outstanding at December 31, 2021 and 2020, respectively	10	10
Additional paid-in capital	964,965	937,134
Accumulated other comprehensive loss	(714)	(261)
Accumulated deficit	(648,076)	(502,536)
Total stockholders’ equity	316,185	434,347
Total liabilities and stockholders’ equity	$439,727	$482,567
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years ended December 31,
	2021	2020
Collaboration and license revenue	$7,500	$—
Operating expenses:
Research and development	89,181	73,309
General and administrative	64,441	44,641
Total operating expenses	153,622	117,950
Operating loss	(146,122)	(117,950)
Other income, net	582	1,557
Net loss before income taxes	(145,540)	(116,393)
Income tax provision	—	(1,114)
Net loss	$(145,540)	$(117,507)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	(428)	93
Transfer of currency translation adjustments balance to other income related to the liquidation of foreign subsidiaries	—	342
Foreign currency translation adjustment	(25)	29
Comprehensive loss	$(145,993)	$(117,043)
Net loss per share - basic and diluted	$(1.48)	$(1.38)
Weighted-average common shares outstanding-basic and diluted	98,039	85,146
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	Shares	Amount
Balance at December 31, 2019	67,329	$7	$560,704	$(725)	$(385,029)	$174,957
Issuance of common stock, net of issuance costs of $676	27,600	3	344,295	—	—	344,298
Stock-based compensation expense	—	—	20,391	—	—	20,391
Common stock issued upon exercise of stock options	2,043	—	12,687	—	—	12,687
Common stock issued upon net exercise of warrants	36	—	—	—	—	—
Common stock issued under employee stock purchase plan	114	—	1,100	—	—	1,100
Common stock issued upon release of restricted stock units	591	—	—	—	—	—
Restricted stock surrendered for taxes	(164)	—	(2,043)	—	—	(2,043)
Net unrealized gain on marketable securities	—	—	—	93	—	93
Transfer of currency translation adjustments balance to other income related to the liquidation of foreign subsidiaries	—	—	—	342	—	342
Foreign currency translation adjustments	—	—	—	29	—	29
Net loss	—	—	—	—	(117,507)	(117,507)
Balance at December 31, 2020	97,549	10	937,134	(261)	(502,536)	434,347
Issuance of common stock, net of issuance costs of $9	121	—	1,685	—	—	1,685
Stock-based compensation expense	—	—	25,194	—	—	25,194
Common stock issued upon exercise of stock options	9	—	51	—	—	51
Common stock issued under employee stock purchase plan	397	—	901	—	—	901
Common stock issued upon release of restricted stock units	305	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(428)	—	(428)
Foreign currency translation adjustments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(145,540)	(145,540)
Balance at December 31, 2021	98,381	$10	$964,965	$(714)	$(648,076)	$316,185

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(145,540)	$(117,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,645	4,158
Stock-based compensation expense	25,194	20,391
Amortization of premium and discounts on marketable securities, net	2,770	521
Accreted interest on BPI	—	17
Impairment of long-lived assets	1,063	—
Foreign currency remeasurement loss	—	342
Other	(25)	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,257)	5,854
Deposit and other long-term assets and deferred rent receivable	(990)	(18)
Operating lease right-of-use assets	2,719	1,587
Accounts payable	(1,612)	1,585
Accrued expenses, other current and non-current liabilities	3,274	4,147
Other non-current liabilities	—	1,114
Lease liability	2,928	(1,540)
Net cash used in operating activities	(107,831)	(79,291)

Cash flows from investing activities:
Purchases of marketable securities	(407,514)	(570,386)
Maturities of marketable securities	492,356	295,315
Sales of marketable securities	8,990	6,748
Purchases of property and equipment	(15,123)	(11,844)
Net cash provided by (used in) by provided by investing activities	78,709	(280,167)

Cash flows from financing activities:
Proceeds from offering of common stock, net of issuance costs	1,685	344,302
Proceeds from issuance of common stock pursuant to option exercises	51	12,687
Taxes paid related to net share settlement of restricted stock units	—	(2,043)
Proceeds from employee stock purchase plan	901	1,100
Repayment of BPI loan	(240)	(61)
Net cash provided by financing activities	2,397	355,985
Net decrease in cash and cash equivalents and restricted cash	(26,725)	(3,473)
Cash and cash equivalents and restricted cash at beginning of period	63,423	66,896
Cash and cash equivalents and restricted cash at end of period	$36,698	$63,423

Cash and cash equivalents	34,195	62,424
Restricted cash	2,503	999
Cash and cash equivalents and restricted cash at end of period	$36,698	$63,423
Supplemental schedule of noncash investing information
Right-of-use assets obtained in exchange for lease liability	$84,005	$—
Decrease in right-of-use asset and lease liability due to termination	$15,768	$—
Remeasurement of right-of-use asset on lease modification	$2,052	$—
Fixed assets in accounts payable and current liabilities	$1,402	$403
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $648.1 million as of December 31, 2021. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of December 31, 2021, the Company had cash, cash equivalents and short-term investments of $305.2 million, which the Company believes will be sufficient to fund its operations into 2024.
2. Summary of significant accounting policies
Basis of Presentation and Principles of Consolidation— The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Foreign Currency—Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity is removed from the separate component of equity and reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Income and expense accounts are translated at average exchange rates for the period. Transactions which are not in the functional currency of the entity are remeasured into the functional currency and gains or losses resulting from the remeasurement recorded in other income (expense).
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
Valuation of Long-Lived Assets and Purchased Intangible Assets—The Company evaluates the carrying value of amortizable long‑lived assets, whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair values based on discounted cash flows. Significant management judgment is required in the forecasting of future operating results that is used in the preparation of expected undiscounted cash flows. If management’s assumptions about future operating results were to change as a result of events or circumstances, the Company may be required to record an impairment loss on these assets. The Company recorded within general and administrative expense in the consolidated statements of operations and comprehensive loss an impairment charge of $1.1 million, which includes $0.8 million associated with the write down of right-of-use assets and $0.3 million associated with write down of leasehold improvements, net of accumulated depreciation, for the year ended December 31, 2021. There were no impairment indicators noted for the Company’s long-lived assets, fixed assets, for the year ended December 31, 2020.

Leases — For its long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on its consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to determine the incremental borrowing rate, management estimates its credit rating, adjusts the credit rating for the nature of the collateral, and benchmarks the borrowing rate against observable yields on comparable securities with a similar term. The Company bases the right-of-use asset on the liability adjusted for any prepaid or deferred rent. The Company determines the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.
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
The Company estimates research and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage nonclinical studies and clinical trials on the Company’s behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers and the Company’s estimates of accrued expenses and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. There have been no significant changes from the Company’s original estimates in any of the periods presented.
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
Expected Volatility—Expected volatility is based on the Company’s historical stock price volatility.

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
In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance on its deferred tax assets.
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
The following is a summary of the Company’s cash equivalents and short-term investments (in thousands):

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
Level 1
Money market funds	$10,311	$—	$—	$10,311
Level 2
U.S. government and agency securities	62,268	—	(218)	62,050
Commercial paper	177,215	1	(61)	177,155
Corporate bonds	47,323	—	(39)	47,284
Total cash equivalents and short-term investments	297,117	1	(318)	296,800
Less: Cash equivalents	(25,808)	—	1	(25,807)
Total short-term investments	$271,309	$1	$(317)	$270,993

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Loses	Estimated Fair Value
Level 1
Money market funds	$178	$—	$—	$178
Level 2
U.S. government and agency securities	328,583	121	(5)	328,699
Commercial paper	97,324	—	(5)	97,319
Total cash equivalents and short-term investments	426,085	121	(10)	426,196
Less: Cash equivalents	(58,894)	—	3	(58,891)
Total short-term investments	$367,191	$121	$(7)	$367,305
As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company’s consolidated balance sheet. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management determined that the gross unrealized losses on the Company’s marketable securities as of December 31, 2021 were temporary in nature and none were in continuous loss position for 12 months or more. Management concluded that none of the Company’s marketable securities were other-than-temporarily impaired as of December 31, 2021.
As of December 31, 2021, $47.0 million of marketable securities had remaining maturities between one and two years. The remainder of the marketable securities have a remaining maturity of one year or less.
There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.
During the year ended December 31, 2021, the Company performed an impairment test to measure certain right-of-use assets and leasehold improvements at fair value. The assets are measured at fair value on a non-recurring basis as a result of the occurrence of certain triggering events indicating the carrying value of the assets may not be recoverable, by comparing the sum of the estimated future undiscounted cash flows to the carrying amount of the assets. Refer to Note 5, Leases for additional information.

4. Revenue
Lexeo — On January 25, 2021, the Company and Lexeo Therapeutics, Inc (“Lexeo”) entered into a License Agreement pursuant to which the Company granted Lexeo an exclusive, worldwide, royalty-bearing license to certain of the Company's intellectual property to develop, manufacture, and commercialize a gene therapy product to treat cardiomyopathy due to Friedreich's Ataxia. Upon execution of the agreement, Lexeo paid the Company a one-time, non-creditable and non-refundable upfront payment of $7.5 million.
Under the terms of the agreement, the Company is eligible to receive additional payments upon the achievement of certain milestones. Additionally, the Company will receive royalty payments on net sales subject to a cap and reductions based on patent expiry, anti-stacking, and a defined royalty floor percentage.
Under Topic 606, the initial transaction price is the $7.5 million the Company received for the license granted. As described above, the arrangement provides for additional payments to the Company when certain development and commercial milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price. The transaction price of $7.5 million was allocated to a combined performance obligation that was fulfilled during the three months ended March 31, 2021. The Company recognized $7.5 million of license revenue during year ended December 31, 2021.

5. Leases
Redwood City
As of December 31, 2021, the Company has a lease for facilities in Redwood City, which provides a total of tenant improvement allowances of up to $10.2 million. Related to the Redwood City lease, the Company provided the landlord with a letter of credit in the amount of $2.5 million, which is classified as restricted cash under long term assets on the Company's consolidated balance sheets. The Redwood City lease expires in December 2031, with an option to extend for a period of eight years.
On November 1, 2021, the Company entered into an amendment to terminate the lease of one of its Redwood City premises under the existing lease and paid a termination fee of $0.4 million. Concurrently, the Company entered into an agreement to sublease a portion of such premises at $0.1 million monthly base rent. The sublease will expire on March 31, 2022 and may be extended on a month to month basis until June 30, 2022. For short-term leases the Company does not recognize the right-of-use asset and lease liability and recognizes the lease expense over the term of the lease on a straight-line basis.
The lease termination resulted in the requirement to test the recoverability of the carrying amount of the asset group. The carrying amount of the asset group, consisting of right-of-use assets and leasehold improvements, relating to the lease termination exceeds the Company's anticipated undiscounted cash flows. Accordingly, the Company reviewed the related right-of-use assets and leasehold improvements for impairment. As a result of the evaluation, the Company recorded an impairment charge of $1.1 million, which includes $0.8 million associated with the right-of-use assets and $0.3 million associated with leasehold improvements, for the year ended December 31, 2021. The assets indicated as impaired were written down to the estimated fair value, which was determined using the terms of the termination and sublease agreements. In connection with the termination of this lease, the Company derecognized the corresponding operating lease right-of-use asset and liability balances from the consolidated balance sheet
North Carolina
On January 8, 2021, the Company entered into an operating lease agreement for a building in North Carolina (“NC Premises”). The lease commenced in April 2021 when the Company obtained control of the NC Premises, and the lease term expires in October 2037 with two options to extend the lease term for a period of five years each.
On October 26, 2021, the Company entered into a sublease agreement with a subtenant for the North Carolina property through October 2037, the remainder of the lease term. The remainder of the tenant improvement allowance under the original lease of approximately $22.7 million was transferred to the subtenant. This change in the Company’s payment terms with the landlord at the time of the sublease was considered to be a lease modification and the Company remeasured the lease liability on the modification date. The base annual rental rates, payment schedules and amounts under the sublease agreement are substantially the same as the original payment terms by Adverum to the landlord.

As of December 31, 2021, the weighted-average remaining lease term was 11.7 years for the Company's leases and the weighted-average Incremental Borrowing Rate (“IBR”) was 9.4%. IBR is an estimated rate of interest used to determine present value of future lease payments in order to measure lease liability, which rate is what the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to determine the IBR, the Company estimates its credit rating, adjusts the credit rating for the nature of the collateral, and benchmarks the borrowing rate against observable yields on comparable securities with a similar term.
As of December 31, 2021, the undiscounted future non-cancellable lease payments under the lease agreements are as follows (in thousands):

December 31,	Operating Leases	Sublease Payment Receivable

2022	$6,049	$491
2023	13,947	5,844
2024	14,406	6,019
2025	14,880	6,200
2026	15,369	6,385
Thereafter	133,883	82,751
Total undiscounted lease payments	198,534	107,690
Less: Present value adjustments	(91,672)
Less: Tenant improvement allowance	$(9,577)
Add: Lease incentive receivable	$5,709
Total	$102,994
Rent expense for the years ended December 31, 2021, and 2020 was $12.8 million and $5.8 million, respectively, which includes variable lease costs for utilities, parking, maintenance, and real estate taxes. Variable lease expenses for the years ended December 31, 2021 and 2020 were $1.8 million and $1.5 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2021 and 2020 was $5.2 million and $4.2 million, respectively. Sublease income was $1.2 million for the year ended December 31, 2021, which was classified as a reduction in rent expense.
6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(In thousands)
Computer equipment and software	$1,224	$599
Laboratory equipment	12,778	9,354
Furniture and fixtures	1,136	1,259
Leasehold improvements	26,701	24,631
Construction in progress	4,395	1,954
Total property and equipment	46,234	37,797
Less accumulated depreciation and amortization	(13,174)	(10,072)
Property and equipment, net	$33,060	$27,725

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
	(In thousands)
Compensation expense	$9,209	$8,344
Accrued professional fees	550	1,075
Accrued nonclinical costs	2,895	1,824
Accrued clinical and process development costs	2,058	1,020
State taxes payable	1,318	40
Other	2,017	1,285
Total accrued expenses and other current liabilities	$18,047	$13,588

7. Commitments and Contingencies
License Agreements
The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through December 31, 2021, none of the goals had been achieved under the license agreements and no milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included on the Company’s consolidated balance sheets.

8. Stock Plans
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
The 2006 Plan, 2014 Plan and Inducement Plan are referred to collectively as the Plans. As of December 31, 2021, a total of 33,965,569 shares of common stock were reserved for issuance and 5,717,148 shares were available for future grants under the Plans.
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

The following table summarizes stock option activity under the Company’s stock plans and related information:

(In thousands, except exercise prices and years)	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2019	8,995	$7.19	7.6	$48,073
Granted	4,126	18.52
Exercised	(2,043)	6.21
Cancelled/forfeited	(646)	10.67
Balance at December 31, 2020	10,432	$11.65	8.2	$31,626
Granted	8,231	7.04
Exercised	(9)	5.86
Cancelled/forfeited	(5,366)	10.32
Balance at December 31, 2021	13,288	$9.34	6.9	$145
Vested and expected to vest as of December 31, 2021	13,288	$9.34	6.9	$145
Exercisable at December 31, 2021	5,579	$10.32	3.9	$145
(a)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the closing price of the Company’s common stock as quoted on a national exchange.
The total intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $0.1 million and $20.8 million, respectively.
The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options		Employee Stock Purchase Plan
	Years ended December 31,		Years ended December 31,
	2021	2020	2021	2020
Expected volatility	91%	87%	122%	89%
Expected term (in years)	6.0	6.0	1.21	0.5
Expected dividend yield	—	—	—	—
Risk-free interest rate	1.0%	0.8%	0.1%	0.1%
The weighted-average fair values of options granted during the years ended December 31, 2021 and 2020 were $5.18 and $13.39, respectively.
As of December 31, 2021, there was $43.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.9 years.
RSUs
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a 2–4 year period.

The following table summarizes the RSU activity under the Company’s stock plans and related information:

(In thousands, except grant date fair value and years)	Number of Units (in thousands)	Weighted- Average Grant Date Fair Value (in dollars)	Weighted- Average Remaining Contractual Term (in years)
Balance at December 31, 2019	1,121	$4.59	0.9
Granted	105	15.75
Vested and released	(590)	4.49
Forfeited	(96)	7.17
Balance at December 31, 2020	540	$6.41	0.8
Granted	2,585	3.90
Vested and released	(305)	5.26
Forfeited	(694)	5.68
Balance at December 31, 2021	2,126	$3.76	1.44
RSUs granted during the year ended December 31, 2021 include 1.3 million shares of performance units with both performance and service vesting conditions.
During the years ended December 31, 2021 and 2020 total fair value of RSUs vested was $1.6 million and $2.7 million, respectively. The number of RSUs vested includes shares of common stock that the Company withheld on behalf of employees or sold to cover to satisfy the minimum statutory tax withholding requirements. As of December 31, 2021, there was $4.5 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.8 years.
ESPP
In July 2014, the Company approved the establishment of the 2014 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 208,833 shares of its common stock for issuance and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of the Company’s common stock shares outstanding as of such date or a number of shares as determined by the Company’s board of directors. During the year ended December 31, 2021, 397,763 shares were issued under the ESPP. As of December 31, 2021, a total of 2,130,542 shares of common stock were available for future issuance under the ESPP. As of December 31, 2021, there was $1.9 million of unrecognized compensation cost related to the ESPP.
Stock-Based Compensation Recognized in the Consolidated Statement of Operations and Comprehensive Loss
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Years ended December 31,
	2021	2020
	(In thousands)
Research and development	$8,875	$7,120
General and administrative	16,319	13,271
Total share-based compensation expense	$25,194	$20,391
During the years ended December 31, 2021 and 2020, the Company recorded approximately $1.6 million and $0.3 million, respectively of stock‑based compensation expense as a result of the modification of the vesting and exercisability of stock awards associated with the departure of its executives and directors.

9. 401(k) Savings Plan
The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The amount of contributions that the Company made to the 401(k) Plan during the years ended December 31, 2021 and 2020 was $1.0 million and $0.7 million, respectively.

10. Income Taxes
The following table presents domestic and foreign components of loss before provision for income taxes:

	Years ended December 31,
	2021	2020
	(In thousands)
U.S.	$(145,375)	$(110,327)
Foreign	(165)	(6,066)
Loss before income taxes	$(145,540)	$(116,393)
The components of the Company’s income tax provision (benefit) were as follows:

	Years ended December 31,
	2021	2020
	(In thousands)
Current:
Foreign	$—	$1,114
Total current tax provision	—	1,114
Deferred
Foreign	—	—
Total deferred tax provision	—	—
Total income tax provision	$—	$1,114
Income tax provision for the years ended December 31, 2021 and 2020 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

	Years ended December 31,
	2021	2020
	(In thousands)
Federal income tax expense at statutory rate	$(30,563)	$(24,442)
Stock compensation	1,662	(2,787)
Non-deductible expenses	28	941
Research and development tax credits	(2,672)	(3,150)
Change in valuation allowance	41,324	24,817
Foreign rate differential	(9)	595
Impact of internal reorganization	(9,763)	2,669
Uncertain tax positions	—	2,305
Other	(7)	166
Total tax provision	$—	$1,114

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities:

	As of December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$111,741	$74,023
Accruals, reserve and other	2,255	1,588
Tax credit carryforwards	16,838	11,727
Stock-based compensation	9,741	5,975
Intangibles	1,613	18
Lease obligation	24,224	6,630
Capital losses	9,850	1
Other	17	1
Total deferred tax assets before valuation allowance	176,279	99,963
Valuation allowance	(154,672)	(94,645)
Total deferred tax assets	21,607	5,318
Deferred tax liabilities:
Right-of-use assets	(20,227)	(4,183)
Property and equipment	(1,380)	(1,135)
Total deferred tax liabilities	$(21,607)	$(5,318)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased approximately $60.0 million and $28.4 million during the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company had U.S. federal net operating losses (“NOLs”) carryforwards of approximately $393.4 million to offset any future federal income. Approximately $57.3 million of NOLs expire at various years beginning with 2036. As of December 31, 2021, the Company also had U.S. state NOL carryforwards of approximately $227.1 million to offset any future state income. U.S. state NOLs expire at various years beginning with 2037. At December 31, 2021, the Company also had approximately $50.1 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.
As of December 31, 2021, the Company had federal research and development tax credit carryforwards of approximately $13.6 million available to reduce future tax liabilities which expire at various years beginning with 2036. As of December 31, 2021, the Company had state credit carryforwards of approximately $12.3 million available to reduce future tax liabilities which do not expire.
Under Section 382 and 383 of the Code, our ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. Due to a June 30, 2020 ownership change, we determined that certain NOLs and research and development tax credits for both federal and state purposes are subject to the 382 limitation; however, it was determined that there should be no material impact to the ability of the utilization before expiration.
The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal, state and foreign income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company has total unrecognized tax benefits as of December 31, 2021 and 2020 of approximately $21.9 million and $8.7 million, respectively. As of December 31, 2021, the total amount of unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, is $1.1 million. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. A reconciliation of the unrecognized tax benefits is as follows:

	Years ended December 31,
	2021	2020
	(In thousands)
Unrecognized tax benefits as of the beginning of the year	$8,677	$3,558
Increase (decrease) related to prior year tax provisions	10,656	—
Increase related to current year tax provisions	2,611	5,119
Unrecognized tax benefits as of the end of the year	$21,944	$8,677
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company accrued interest and penalties related to uncertain tax positions of $257,000. There are no ongoing examinations by taxing authorities at this time.
11. Net Loss per Share
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2021	2020
	(In thousands)
Stock options	13,288	10,432
Restricted stock units	2,126	540
ESPP	148	26
	15,562	10,998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, including Laurent Fisher, our Chief Executive Officer and Rupert D'Souza, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The results of management's assessment were reviewed with the Audit Committee.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Item 9B. Other Information.
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
(b) The following exhibits are included herein or incorporated by reference:
EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1
3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Description of Common Stock	001-36579	10-K	March 1, 2021	4.2
10.1A†	License Agreement between AAVLife and Inserm Transfert, dated as of July 4, 2014.	001-36579	10-Q	August 9, 2016	10.9
10.1B†	Amendment No. 1 to License Agreement between AAVLife and Inserm Transfert, dated as of October 5, 2015.	001-36579	10-Q	August 9, 2016	10.10
10.2†	Exclusive License Agreement between Avalanche Biotechnologies, Inc. and the Regents of the University of California, dated as of June 17, 2013.	001-36579	10-K	March 6, 2019	10.46
10.3†	License Agreement between Avalanche Biotechnologies, Inc. and Virovek, Inc., dated as of October 12, 2011.	001-36579	10-K	March 6, 2019	10.47
10.4A	Lease Agreement between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of June 28, 2018.	001-36579	10-Q	August 8, 2018	10.2
10.4B	First Lease Amendment between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of April 19, 2021.	001-36579	10-Q	August 5, 2021	10.1
10.4C	Second Amendment to Lease (Partial Lease Termination) between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of November 1, 2021.					X
10.4D	Sublease Agreement between Adverum Biotechnologies, Inc. and Revolution Medicines, Inc., dated as of November 1, 2021.					X
10.5A	Lease Agreement between Adverum NC, LLC (a wholly owned subsidiary of the Company) and ARE-NC REGION NO. 21, LLC, dated as of January 8, 2021.	001-36579	10-Q	May 6, 2021	10.5
10.5B	Sublease Agreement between Adverum NC, LLC and Jaguar Gene Therapy, LLC, dated as of October 26, 2021.					X
10.6A(#)	2017 Inducement Plan, as amended and restated	001-36579	10-Q	August 10, 2020	10.9
10.6B(#)	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.2

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.6C(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.3
10.7(#)	Adverum Biotechnologies, Inc. 2014 Employee Stock Purchase Plan, as amended and restated.	001-36579	10-K	March 6, 2019	10.16
10.8A(#)	Adverum Biotechnologies, Inc. 2014 Equity Incentive Award Plan, as amended and restated.	001-36579	10-Q	August 10, 2020	10.8
10.8B(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	333-197133	10-K	March 6, 2018	10.14
10.8C(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive	001-36579	10-K	March 6, 2018	10.16
10.8D(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	333-197133	S-1/A	July 25, 2014	10.18
10.8E(#)	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.					X
10.9(#)	Form of Change in Control and Severance Agreement for executive officers other than the chief executive officer.					X
10.10(#)	Form of Indemnification Agreement for directors and executive officers.	001-36579	10-Q	May 28, 2020	10.1
10.11A(#)	Non-Employee Director Compensation Policy, effective March 31, 2021.	001-36579	10-Q	May 6, 2021	10.6
10.11B(#)	Non-Employee Director Compensation Policy, effective May 5, 2021.	001-36579	10-Q	May 6, 2021	10.7
10.12A(#)	Amended and Restated Employment Agreement between Adverum Biotechnologies, Inc. and Leone Patterson, dated as of June 11, 2020.	001-36579	10-Q	August 10, 2020	10.3
10.12B(#)	Amended and Restated Change in Control and Severance Agreement between Adverum Biotechnologies, Inc. and Leone Patterson, dated as of June 23, 2020.	001-36579	10-Q	August 10, 2020	10.5
10.12C(#)	Consulting Agreement between Adverum Biotechnologies, Inc. and Leone Patterson, dated as of June 24, 2021.	001-36579	10-Q	August 5, 2021	10.2
10.13A(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Thomas Leung, dated as of February 27, 2019.	001-36579	10-Q	May 8, 2019	10.1
10.13B(#)	Separation Agreement and General Release of Claims between Adverum Biotechnologies, Inc. and Thomas Leung, dated as of February 2, 2021.	001-36579	10-Q	May 6, 2021	10.3
10.13C(#)	Consulting Agreement between Adverum Biotechnologies, Inc. and Thomas Leung, dated as of February 2, 2021.	001-36579	10-Q	May 6, 2021	10.4

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.14A(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Angela Thedinga, dated as of July 26, 2019.	001-36579	10-Q	May 28, 2020	10.2
10.14B(#)	Promotion Letter between Adverum Biotechnologies, Inc. and Angela Thedinga, dated as of February 21, 2020.	001-36579	10-Q	May 28, 2020	10.3
10.14C(#)	Separation Agreement and General Release of Claims between Adverum Biotechnologies, Inc. and Angela Thedinga, dated as of October 1, 2021.	001-36579	10-Q	November 4, 2021	10.1
10.14D(#)	Consulting Agreement between Adverum Biotechnologies, Inc. and Angela Thedinga, dated as of October 1, 2021.	001-36579	10-Q	November 4, 2021	10.2
10.15A(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Julie Clark, dated as of April 2, 2020.	001-36579	10-Q	August 5, 2021	10.3
10.15B(#)	Promotion Letter between Adverum Biotechnologies, Inc. and Julie Clark, dated as of May 22, 2021.	001-36579	10-Q	August 5, 2021	10.4
10.16(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Chris DeRespino, dated as of February 1, 2021.	001-36579	10-Q	August 5, 2021	10.6
10.17A(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Laurent Fischer, dated as of June 11, 2020.	001-36579	10-Q	August 10, 2020	10.1
10.17B(#)	Change in Control and Severance Agreement between Adverum Biotechnologies, Inc. and Laurent Fischer, dated as of June 11, 2020.	001-36579	10-Q	August 10, 2020	10.2
10.18(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Peter Soparkar, dated as of October 11, 2019.	001-36579	10-Q	November 7, 2019	10.2
10.19(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Brigit Riley, dated as of May 21, 2021.					X
10.20(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Rupert D'Souza, dated as of November 12, 2021.					X
10.21(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Setareh Seyedkazemi, dated as of December 3, 2021.					X
10.22(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Richard Beckman, dated as of December 30, 2021.					X
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page hereto)					X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company's Annual Report on Form 10-K has been formatted in Inline XBRL.
†    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#    Indicates management contract or compensatory plan.
*    This certification attached to this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Adverum Biotechnologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 29, 2022

ADVERUM BIOTECHNOLOGIES, INC.

By:	/s/ Laurent Fischer
Laurent Fischer, M.D. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rupert D'Souza
Rupert D'Souza, Ph.D. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Power of Attorney
Each person whose individual signature appears below hereby authorizes and appoints Laurent Fischer and Rupert D'Souza, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Laurent Fischer	President and Chief Executive Officer and Director	March 29, 2022
Laurent Fischer, M.D.	(Principal Executive Officer)

/s/ Rupert D'Souza	Chief Financial Officer	March 29, 2022
Rupert D'Souza, Ph.D.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Machado	Chairman of the Board	March 29, 2022
Patrick Machado, J.D.

/s/ Soo Hong	Director	March 29, 2022
Soo Hong, M.B.A.

/s/ Mark Lupher	Director	March 29, 2022
Mark Lupher, Ph.D.

/s/ Rabia Gurses Ozden	Director	March 29, 2022
Rabia Gurses Ozden, M.D.

/s/ James Scopa	Director	March 29, 2022
James Scopa, J.D., M.B.A.

/s/ Dawn Svoronos	Director	March 29, 2022
Dawn Svoronos

/s/ Reed Tuckson	Director	March 29, 2022
Reed Tuckson, M.D.

/s/ Scott Whitcup	Director	March 29, 2022
Scott Whitcup, M.D.