Form 10-Q
period 2022-03-31
Adverum Biotechnologies, Inc.
filed 2022-05-12
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
100 Cardinal Way
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2022, there were 98,770,349 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

RISK FACTORS SUMMARY
Investing in common stock involves numerous risks, including the risks described in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$89,652	$34,195
Short-term investments	181,403	270,993
Lease incentive receivables	—	5,709
Prepaid expenses and other current assets	9,062	6,248
Total current assets	280,117	317,145
Operating lease right-of-use assets	84,874	86,000
Property and equipment, net	37,223	33,060
Restricted cash	2,503	2,503
Deferred rent receivable	2,457	769
Deposit and other long-term assets	220	250
Total assets	$407,394	$439,727
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,245	$1,387
Accrued expenses and other current liabilities	17,633	18,047
Lease liability, current portion	2,359	1,886
Total current liabilities	23,237	21,320
Lease liability, net of current portion	100,178	101,108
Other non-current liabilities	1,027	1,114
Total liabilities	124,442	123,542
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	970,349	964,965
Accumulated other comprehensive loss	(1,423)	(714)
Accumulated deficit	(685,984)	(648,076)
Total stockholders’ equity	282,952	316,185
Total liabilities and stockholders' equity	$407,394	$439,727
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
License revenue	$—	$7,500
Operating expenses:
Research and development	22,964	19,980
General and administrative	15,169	16,163
Total operating expenses	38,133	36,143
Operating loss	(38,133)	(28,643)
Other income, net	244	207
Net loss before income taxes	(37,889)	(28,436)
Income tax provision	(19)	—
Net loss	(37,908)	(28,436)
Other comprehensive income (loss):
Net unrealized loss on marketable securities	(723)	(22)
Foreign currency translation adjustment	14	(33)
Comprehensive loss	$(38,617)	$(28,491)
Net loss per share — basic and diluted	$(0.38)	$(0.29)
Weighted-average common shares used to compute net loss per share - basic and diluted	98,596	97,750
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	98,381	$10	$964,965	$(714)	$(648,076)	$316,185
Stock-based compensation expense	—	—	5,381	—	—	5,381
Common stock issued upon exercise of stock options	15	—	3	—	—	3
Common stock issued upon release of restricted stock units	371	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized loss on marketable securities, net	—	—	—	(723)	—	(723)
Net loss	—	—	—	—	(37,908)	(37,908)
Balance at March 31, 2022	98,767	$10	$970,349	$(1,423)	$(685,984)	$282,952

Balance at December 31, 2020	97,549	$10	$937,134	$(261)	$(502,536)	$434,347
Stock-based compensation expense	—	—	7,224	—	—	7,224
Issuance of common stock, net of issuance costs of $5	121	—	1,689	—	—	1,689
Common stock issued upon exercise of stock options	9	—	51	—	—	51
Common stock issued upon release of restricted stock units	248	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Unrealized loss on marketable securities, net	—	—	—	(22)	—	(22)
Net loss	—	—	—		(28,436)	(28,436)
Balance at March 31, 2021	97,927	$10	$946,098	$(316)	$(530,972)	$414,820
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,908)	$(28,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,425	1,166
Stock-based compensation expense	5,381	7,224
Amortization of premium and accrued interest on marketable securities	212	855
Other	(92)	(42)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,916)	(1,279)
Other assets	(1,658)	(464)
Operating lease right-of-use asset	1,126	332
Accounts payable	1,437	(763)
Accrued expenses and other current liabilities	(1,207)	(396)
Other non-current liabilities	19	—
Lease liability and lease incentive receivable	5,252	(502)
Net cash used in operating activities	(28,929)	(22,305)
Cash flows from investing activities:
Purchases of marketable securities	(29,750)	(82,667)
Maturities of marketable securities	118,507	90,650
Purchases of property and equipment	(4,374)	(1,404)
Net cash provided by investing activities	84,383	6,579
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	—	1,694
Proceeds from issuance of common stock pursuant to option exercises	3	51
Repayment of loan	—	(240)
Net cash provided by financing activities	3	1,505
Net increase (decrease) in cash and cash equivalents and restricted cash	55,457	(14,221)
Cash and cash equivalents and restricted cash at beginning of period	36,698	63,423
Cash and cash equivalents and restricted cash at end of period	$92,155	$49,202
Cash and cash equivalents	89,652	45,422
Restricted cash	2,503	3,780
Cash and cash equivalents and restricted cash at end of period	$92,155	$49,202
Supplemental schedule of noncash investing and financing information
Fixed assets in accounts payable, accrued expenses and other current liabilities	$2,616	$805
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $686.0 million as of March 31, 2022. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $271.1 million, which the Company believes will be sufficient to fund its operations for at least twelve months from the date of issuance of these financial statements.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$607	$—	$—	$607
Level 2:
U.S. government and agency securities	62,209	—	(811)	61,398
Commercial paper	181,168	1	(179)	180,990
Corporate bonds	23,197	7	(58)	23,146
Total cash equivalents and short-term investments	267,181	8	(1,048)	266,141
Less: cash equivalents	(84,741)	(1)	4	(84,738)
Total short-term investments	$182,440	$7	$(1,044)	$181,403

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,311	$—	$—	$10,311
Level 2:
U.S. government and agency securities	62,268	—	(218)	62,050
Commercial paper	177,215	1	(61)	177,155
Corporate bonds	47,323	—	(39)	47,284
Total cash equivalents and short-term investments	297,117	1	(318)	296,800
Less: cash equivalents	(25,808)	—	1	(25,807)
Total short-term investments	$271,309	$1	$(317)	$270,993

As of March 31, 2022, $38.5 million of marketable securities had remaining maturities between one and two years. The remainder of the marketable securities have a remaining maturity of less than one year. As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company's consolidated balance sheet. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management determined that the gross unrealized losses on the Company’s marketable securities as of March 31, 2022 were temporary in nature and none were in a continuous loss position for 12 months or more. Management concluded that none of the Company’s marketable securities were other-than-temporarily impaired as of March 31, 2022.

4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Computer equipment and software	$1,234	$1,224
Laboratory equipment	14,500	12,778
Furniture and fixtures	1,136	1,136
Leasehold improvements	26,696	26,701
Construction in progress	8,256	4,395
Total property and equipment	51,822	46,234
Less accumulated depreciation and amortization	(14,599)	(13,174)
Property and equipment, net	$37,223	$33,060
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Employee compensation	$7,172	$9,209
Accrued nonclinical, clinical and process development costs	5,246	4,953
State income tax payable	1,432	1,318
Accrued professional services	1,067	550
Other	2,716	2,017
Total accrued expenses and other current liabilities	$17,633	$18,047

5. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2021	13,288	$9.34
Options granted	5,735	1.40
Options exercised	(15)	0.19
Options forfeited	(2,837)	6.60
Balance at March 31, 2022	16,171	$7.01
Exercisable as of March 31, 2022	3,921	$12.95

Options granted during the three months ended March 31, 2022 include 0.9 million shares of performance-based non-qualified options with both performance and service vesting conditions.
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2021	2,126	$3.76
Granted	858	1.43
Vested and released	(371)	4.62
Forfeited	(91)	3.83
Outstanding at March 31, 2022	2,522	$2.84
RSUs granted during the three months ended March 31, 2022 include 0.2 million shares of performance units with both performance and service vesting conditions.
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Research and development	$1,933	$2,339
General and administrative	3,448	4,885
Total stock-based compensation expense	$5,381	$7,224

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
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31, 2022	March 31, 2021
	(In thousands)
Stock options	16,171	13,349
Restricted stock units	2,522	672
ESPP	887	86
	19,580	14,107

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 29, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking and other statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results. In particular, we encourage you to review the risk factor related to the impact of the coronavirus pandemic titled “The coronavirus (“COVID-19”) pandemic has impacted our business practices and the effects of its continued impact on our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.”
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
In November 2018, we initiated the OPTIC trial, designed as a multi-center, open-label, dose-ranging, safety and efficacy trial of ADVM-022 in patients with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Patients in OPTIC are treatment experienced, and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. We completed enrollment for OPTIC in July 2020 and continue to regularly present updated efficacy, aflibercept protein expression and safety data from the trial out to two years and have initiated an extension study to continue to follow our patients for an additional three years. To date, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, with dose-dependent adeno-associated virus (“AAV”) associated ocular inflammation that has been responsive to topical corticosteroid therapy.
Nonclinical studies have indicated that a 6 x 10^10 vg/eye (“6E10”) dose is expected to achieve therapeutic levels of aflibercept. We are planning to evaluate ADVM-022 at the previously studied 2E11 dose and the new lower 6E10 dose with new enhanced prophylactic steroid regimens, which we anticipate will include local steroids and a combination of local and systemic steroids. In April 2022, we announced having received feedback via a Type C meeting written response from the FDA related to our planned Phase 2 trial of ADVM-022 in wet AMD. We requested the FDA’s feedback to ensure alignment with the regulatory agency ahead of filing the Investigational New Drug (“IND”) amendment for our Phase 2 trial.
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
Our second product candidate, ADVM-062 (AAV.7m8-L-opsin), is a novel gene therapy product candidate being developed to deliver a functional copy of the OPN1LW gene to the foveal cones of patients suffering from blue cone monochromacy (“BCM”) via a single IVT injection. ADVM-062 utilizes Adverum’s propriety vector capsid, AAV.7m8. In January 2022, we announced that the FDA granted Orphan Drug Designation to ADVM-062.
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
Impact of COVID-19
Our results of operations and financial condition for the three months ended March 31, 2022 and the year ended December 31, 2021 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.
Impact on Operations
We are continuously evaluating and addressing potential impacts of the COVID-19 pandemic on our operations. To date, we have experienced limited impact due to COVID-19 on our operations.
We are committed to the health and safety of our employees and their families and doing our part to slow the community spread of COVID-19. In mid-March 2020, we implemented a number of actions, including a work-from-home policy for employees whose jobs do not require them to be onsite, allowing for flexible work schedules, restricting in-person meetings, and limiting onsite activities to only the most time-critical or necessary operational activities. We believe these measures and others have allowed us to mitigate, but not eliminate, the effects and risks on our on-site operations posed by the COVID-19 pandemic. Since that time, we have regularly updated our policies and implemented new practices to align with the current guidance from state and federal governments and health authorities, allowing us to reopen of our offices.
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

Impact on Supply Chain and Manufacturing
While we have not yet experienced significant disruptions to our supply chain and manufacturing as a result of the COVID-19 pandemic, we cannot be certain that this trend will continue. Based on current information, we believe that our partners in our supply chain have been and will continue to serve us continuously during the COVID-19 pandemic. However, certain of these partners including our bulk drug substance and drug product suppliers have prioritized and allocated more resources and capacity to supply drug product or raw materials to other companies engaged in the study and/or supply of potential treatments or vaccinations for COVID-19 and its variants, which could result in supply interruptions for us. The COVID-19 pandemic and other factors have also adversely impacted the global supply chain for other supplies and materials which could impact our future operations. To mitigate against future potential delays in supplies and materials we use in our operations, including product supply, we are continuously implementing additional measures to address potential risks as we identify them, including securing additional supplies and manufacturing capacity reserve, which have resulted in additional expenses and may result in other additional expenses in the future. Given the uncertainty regarding the impact delays and disruption in the global supply chain on our operations, we are unable to quantify the ultimate impact on our future results at this time.
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of March 31, 2022, we had an accumulated deficit of $686.0 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
While we may in the future generate revenue from a variety of sources, including license fees, milestone and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.
We currently have no operational clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are currently contracted out to third parties. Additionally, we use third-party contract research organizations (“CRO”) to carry out our clinical development and we do not have a sales organization.
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
As of March 31, 2022, we had $271.1 million in cash, cash equivalents and short-term investments.
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
Critical Accounting Policies and Estimates
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
License revenue	$—	$7,500	$(7,500)
Operating expenses:
Research and development	22,964	19,980	2,984
General and administrative	15,169	16,163	(994)
Total operating expenses	38,133	36,143	1,990
Operating loss	(38,133)	(28,643)	(9,490)
Other income, net	244	207	37
Net loss before income taxes	(37,889)	(28,436)	(9,453)
Income tax provision	(19)	—	(19)
Net loss	$(37,908)	$(28,436)	$(9,472)
Revenue
The $7.5 million license revenue for the three months ended March 31, 2021 was related to an upfront payment received in January 2021 upon execution of a license agreement entered with Lexeo Therapeutics, Inc (“Lexeo”).
Research and Development Expense
Research and development expense increased $3.0 million to $23.0 million for the three months ended March 31, 2022 from $20.0 million for the three months ended March 31, 2021. The overall increase was primarily related to: a $2.2 million increase in personnel-associated costs including higher salaries and bonuses as a result of a headcount increases and retention efforts; and a $1.8 million increase in allocated rent and facilities expenses, driven by new leases which commenced during the second quarter of 2021. In addition, there was an increase of $1.0 million in clinical trial-related expenses in preparation for the Phase 2 trial and $0.4 million in depreciation expense driven by the new leases. These increases were partially offset by a $2.5 million decrease in material production and bioanalytical expenses driven by nonclinical research. Stock-based compensation expense included in research and development expenses was $1.9 million for the three months ended March 31, 2022, compared to $2.3 million for the three months ended March 31, 2021.
For the periods presented, our research and development activities were attributable to our wet AMD, DME, rare disease programs and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we continue to invest in advancing our gene therapy product candidate ADVM-022 for the treatment of wet AMD and earlier-stage research programs.
General and Administrative Expense
General and administrative expense decreased $1.0 million to $15.2 million for the three months ended March 31, 2022 from $16.2 million for the three months ended March 31, 2021, primarily related to decreases of $1.8 million in personnel-associated costs driven by lower headcount and lower fair value of equity related awards and $0.8 million in professional services mainly related to investor relations and legal fees incurred in connection with the prior year's proxy contest; partially offset by increases of $1.0 million in taxes and insurance and $0.5 million of allocated facilities expenses for the new leases which commenced during the second quarter of 2021. Stock-based compensation expense included in general and administrative expenses was $3.4 million for the three months ended March 31, 2022, compared to $4.9 million for the three months ended March 31, 2021.
We expect that general and administrative expenses will increase in future periods as we continue to support advancing our gene therapy programs. We anticipate increased expenses related to the legal, finance and investor functions to support our organizational growth.
Other Income, Net
Other income, net remained relatively flat at $0.2 million for the three months ended March 31, 2022 and for the three months ended March 31, 2021.

Income Tax Provision
We recognized an income tax provision of $19,000 for the three months ended March 31, 2022 related to foreign operations.
We recognized no income tax provision for the three months ended March 31, 2021.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of March 31, 2022, we had an accumulated deficit of $686.0 million. As of March 31, 2022, we had $271.1 million in cash, cash equivalents and short-term investments compared to $305.2 million as of December 31, 2021. We believe that our existing cash and cash equivalents and short-term investments as of March 31, 2022 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into 2024.
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

Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(28,929)	$(22,305)
Net cash provided by investing activities	84,383	6,579
Net cash provided by financing activities	3	1,505
Net increase (decrease) in cash and cash equivalents and restricted cash	$55,457	$(14,221)
Cash Used in Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $28.9 million, primarily as a result of net loss of $37.9 million due to the continued activities developing our product candidates partially offset by $2.1 million of change in operating assets and liabilities and by $6.9 million of non-cash charges mainly related to $5.4 million of stock-based compensation expense and $1.4 million of depreciation and amortization expenses.
During the three months ended March 31, 2021, net cash used in operating activities was $22.3 million, primarily as a result of net loss of $28.4 million due to the continued activities developing our product candidates and $3.1 million of net change in operating assets and liabilities, partially offset by $9.2 million of non-cash charges mainly related to $7.2 million of stock-based compensation expense and $1.2 million of depreciation and amortization expenses.
Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2022 consisted of $88.8 million of net maturities from marketable securities, partially offset by $4.4 million of purchases of property and equipment primarily related to laboratory equipment and facility construction.
Net cash provided by investing activities for the three months ended March 31, 2021 consisted of $8.0 million of net maturities from marketable securities, partially offset by $1.4 million of purchases of property and equipment primarily related to new laboratory equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 consisted mainly of $3,000 of proceeds from the exercise of stock options.
Net cash provided by financing activities for the three months ended March 31, 2021 consisted of $1.7 million of net proceeds from the sale of our common stock primarily pursuant to our Sales Agreement with Aspire Capital, partially offset by $0.2 million for repayment of the Banque Publique d’Investissement (“BPI”) loan.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Additional funding may not be available to us on acceptable terms or at all and the terms of any financing may adversely affect the holdings or the rights of our stockholders. General market conditions resulting from global supply chain issues, Russia’s invasion of Ukraine, the COVID-19 pandemic, as well as other market conditions, may make it difficult for us to obtain adequate additional financing when needed or on attractive terms, or at all. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.
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
We may revise the process that we used to manufacture ADVM-022 for our Phase 1 clinical trial. Before we use a revised process in future clinical trials, we must submit analytical comparability data to the FDA to demonstrate that the process changes have not altered ADVM-022 in a manner that undermines the applicability of the clinical data from our Phase 1 clinical trial. If the FDA does not find our analytical comparability data sufficient, the FDA could place our Investigational New Drug (“IND”) on clinical hold until we conduct additional nonclinical or clinical comparability studies demonstrating that the ADVM-022 manufactured by our revised process and our previous process are materially equivalent, which could substantially delay the development process. If we make further changes to the manufacturing process of ADVM-022 in the future, the FDA may require additional comparability studies. For example, the FDA could require additional comparability studies to demonstrate that ADVM-022 manufactured in its current facilities is comparable to ADVM-022 manufactured at future commercial supply sites.
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
Changes in laws and governmental policies may have an effect on regulations. For example, on January 31, 2020, the United Kingdom (“UK”) withdrew from the European Union (“EU”), commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. The UK-EU Trade and Cooperation Deal, which has applied since the end of the Transition Period, provides for tariff-free trade of goods, but not services, between the UK and the EU, but there may however be additional non-tariff costs which did not exist prior to the end of the Transition Period. Further, should the UK further diverge from the EU from a regulatory perspective in relation to medical products, tariffs could be put into place in the future.

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
Filing, prosecuting, obtaining and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Further, following Russia’s invasion of Ukraine in February 2022, the U.S. government has levied sanctions against Russia and Belarus, Russia has issued a decree that removes protections for some patent holders who are registered in unfriendly countries, including the U.S., and the USPTO has terminated its engagement with officials from intellectual property agencies in Russia, Belarus and Eurasia, so we are not currently maintaining certain intellectual property filings in these jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Russia’s invasion of Ukraine and current adverse economic conditions could adversely affect our revenue, financial condition, or results of operations.
The global disruption to, and potential impacts on, the health of the global economy arising from, related to, or resulting from Russia’s invasion of Ukraine in February 2022 could affect our business and operations. For example, the credit and financial markets may be adversely affected by the war and measures taken in response thereto, potentially impacting our ability to raise adequate additional capital when needed or on favorable terms. In addition, current economic conditions, such as recent global supply chain disruptions, labor shortages and inflation, may adversely impact our operations, for example by increasing our costs, disrupting our suppliers’ ability to provide us with materials and supplies needed for both our manufacturing and clinical trials, or causing delays to our clinical trial and manufacturing timelines, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.
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
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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
States have begun to introduce comprehensive privacy, data protection, and data security laws and regulations. For example, California enacted the CCPA, which took effect on January 1, 2020. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Additionally, the CCPA will be expanded substantially on January 1, 2023, when the CPRA becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Other states have enacted privacy, data protection, and data security laws. For example, Virginia recently enacted a comprehensive privacy, data protection, and data security law, the Consumer Data Protection Act, Colorado similarly enacted the Colorado Privacy Act, and Utah recently enacted the Utah Consumer Privacy Act. Each of these state laws will become effective in 2023 and share similarities with but differ from the CCPA and CPRA. The obligations to comply with the CCPA and other evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

Item 6.    Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: May 12, 2022	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Rupert D'Souza
Rupert D'Souza, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)