Form 10-Q
period 2022-06-30
Adverum Biotechnologies, Inc.
filed 2022-08-11
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, there were 99,333,578 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$91,870	$34,195
Short-term investments	143,971	270,993
Lease incentive receivables	—	5,709
Prepaid expenses and other current assets	10,190	6,248
Total current assets	246,031	317,145
Operating lease right-of-use assets	83,766	86,000
Property and equipment, net	38,233	33,060
Restricted cash	2,503	2,503
Deferred rent receivable	4,145	769
Deposit and other long-term assets	277	250
Total assets	$374,955	$439,727
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,698	$1,387
Accrued expenses and other current liabilities	19,630	18,047
Lease liability, current portion	6,292	1,886
Total current liabilities	30,620	21,320
Lease liability, net of current portion	99,193	101,108
Other non-current liabilities	1,020	1,114
Total liabilities	130,833	123,542
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	975,653	964,965
Accumulated other comprehensive loss	(1,796)	(714)
Accumulated deficit	(729,745)	(648,076)
Total stockholders’ equity	244,122	316,185
Total liabilities and stockholders' equity	$374,955	$439,727
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License revenue	$—	$—	$—	$7,500
Operating expenses:
Research and development	30,265	22,608	53,229	42,588
General and administrative	13,760	21,930	28,929	38,093
Total operating expenses	44,025	44,538	82,158	80,681
Operating loss	(44,025)	(44,538)	(82,158)	(73,181)
Other income, net	283	205	527	412
Net loss before income taxes	(43,742)	(44,333)	(81,631)	(72,769)
Income tax provision	(19)	—	(38)	—
Net loss	(43,761)	(44,333)	(81,669)	(72,769)
Other comprehensive loss:
Net unrealized loss on marketable securities	(339)	(62)	(1,062)	(84)
Foreign currency translation adjustment	(34)	(39)	(20)	(72)
Comprehensive loss	$(44,134)	$(44,434)	$(82,751)	$(72,925)
Net loss per share — basic and diluted	$(0.44)	$(0.45)	$(0.83)	$(0.74)
Weighted-average common shares used to compute net loss per share - basic and diluted	99,000	98,018	98,799	97,885
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	98,381	$10	$964,965	$(714)	$(648,076)	$316,185
Stock-based compensation expense	—	—	5,381	—	—	5,381
Common stock issued upon exercise of stock options	15	—	3	—	—	3
Common stock issued upon release of restricted stock units	371	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized loss on marketable securities, net	—	—	—	(723)	—	(723)
Net loss	—	—	—	—	(37,908)	(37,908)
Balance at March 31, 2022	98,767	10	970,349	(1,423)	(685,984)	282,952
Stock-based compensation expense	—	—	4,942	—	—	4,942
Common stock issued upon release of restricted stock units	5	—	—	—	—	—
Common stock issued under employee stock purchase plan	499	—	362	—	—	362
Foreign currency translation adjustments	—	—	—	(34)	—	(34)
Unrealized loss on marketable securities, net	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(43,761)	(43,761)
Balance at June 30, 2022	99,271	$10	$975,653	$(1,796)	$(729,745)	$244,122

Balance at December 31, 2020	97,549	$10	$937,134	$(261)	$(502,536)	$434,347
Stock-based compensation expense	—	—	7,224	—	—	7,224
Issuance of common stock, net of issuance costs of $5	121	—	1,689	—	—	1,689
Common stock issued upon exercise of stock options	9	—	51	—	—	51
Common stock issued upon release of restricted stock units	248	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Unrealized loss on marketable securities, net	—	—	—	(22)	—	(22)
Net loss	—	—	—		(28,436)	(28,436)
Balance at March 31, 2021	97,927	10	946,098	(316)	(530,972)	414,820
Stock-based compensation expense	—	—	8,234	—	—	8,234
Issuance of common stock, additional issuance costs	—	—	(4)	—	—	(4)
Common stock issued upon release of restricted stock units	17	—	—	—	—	—
Common stock issued under employee stock purchase plan	176	—	526	—	—	526
Foreign currency translation adjustments	—	—	—	(39)	—	(39)
Unrealized loss on marketable securities, net	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(44,333)	(44,333)
Balance at June 30, 2021	98,120	$10	$954,854	$(417)	$(575,305)	$379,142
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(81,669)	$(72,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,028	2,361
Stock-based compensation expense	10,323	15,458
Amortization of premium and accrued interest on marketable securities	258	1,398
Loss on disposal of property and equipment	101	—
Impairment of long-lived assets	2,011	—
Other	(76)	(81)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,165)	(1,653)
Other assets	(3,403)	(99)
Operating lease right-of-use asset	2,234	1,505
Accounts payable	3,216	(394)
Accrued expenses and other current liabilities	2,172	(583)
Other non-current liabilities	(38)	—
Lease liability and lease incentive receivable	8,200	(1,363)
Net cash used in operating activities	(57,808)	(56,220)
Cash flows from investing activities:
Purchases of marketable securities	(57,674)	(199,959)
Maturities of marketable securities	183,599	240,377
Sales of marketable securities	—	8,990
Purchases of property and equipment	(10,807)	(5,052)
Net cash provided by investing activities	115,118	44,356
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	—	1,685
Proceeds from issuance of common stock pursuant to option exercises	3	51
Proceeds from employee stock purchase plan	362	526
Repayment of loan	—	(240)
Net cash provided by financing activities	365	2,022
Net increase (decrease) in cash and cash equivalents and restricted cash	57,675	(9,842)
Cash and cash equivalents and restricted cash at beginning of period	36,698	63,423
Cash and cash equivalents and restricted cash at end of period	$94,373	$53,581
Cash and cash equivalents	91,870	47,299
Restricted cash	2,503	6,282
Cash and cash equivalents and restricted cash at end of period	$94,373	$53,581
Supplemental schedule of noncash investing and financing information
Right-of-use assets obtained in exchange for lease liability	$—	$84,005
Fixed assets in accounts payable, accrued expenses and other current liabilities	$908	$1,562
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Adverum Biotechnologies, Inc. (the “Company” or “Adverum”) was incorporated in Delaware on July 17, 2006 and is headquartered in Redwood City, California. The Company is a clinical-stage company that aims to establish gene therapy as a new standard of care for a number of highly prevalent ocular diseases. The Company develops gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein.
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $729.7 million as of June 30, 2022. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $235.8 million, which the Company believes will be sufficient to fund its operations for at least twelve months from the date of issuance of these financial statements.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. Topic 326 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. Topic 326 will become effective for the Company on January 1, 2023. Early adoption is permitted. The Company does not expect the effect of adoption to be material.

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
The fair value of Level 1 securities is determined using quoted prices in active markets for identical assets. Level 1 securities consist of highly liquid money market funds. Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. government and agency securities, commercial paper, and corporate bonds are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.
The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,108	$—	$—	$10,108
Level 2:
U.S. government and agency securities	55,150	—	(1,008)	54,142
Commercial paper	150,364	—	(323)	150,041
Corporate bonds	7,060	—	(48)	7,012
Total cash equivalents and short-term investments	222,682	—	(1,379)	221,303
Less: cash equivalents	(77,342)	—	10	(77,332)
Total short-term investments	$145,340	$—	$(1,369)	$143,971

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,311	$—	$—	$10,311
Level 2:
U.S. government and agency securities	62,268	—	(218)	62,050
Commercial paper	177,215	1	(61)	177,155
Corporate bonds	47,323	—	(39)	47,284
Total cash equivalents and short-term investments	297,117	1	(318)	296,800
Less: cash equivalents	(25,808)	—	1	(25,807)
Total short-term investments	$271,309	$1	$(317)	$270,993

As of June 30, 2022, all of the marketable securities have a remaining maturity of less than one year. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. Management determined that the gross unrealized losses on the Company’s marketable securities as of June 30, 2022 were temporary in nature and none were in a continuous loss position for 12 months or more. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Management concluded that none of the Company’s marketable securities were other-than-temporarily impaired as of June 30, 2022.
During the three months ended June 30, 2022, the Company performed an impairment test to measure certain laboratory equipment at fair value. The assets are measured at fair value using Level 3 inputs on a non-recurring basis as a result of the occurrence of certain triggering events indicating the carrying value of the assets may not be recoverable. Refer to Note 4, Balance Sheet Components for additional information.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Computer equipment and software	$1,289	$1,224
Laboratory equipment	15,475	12,778
Furniture and fixtures	868	1,136
Leasehold improvements	34,146	26,701
Construction in progress	2,096	4,395
Total property and equipment	53,874	46,234
Less accumulated depreciation and amortization	(15,641)	(13,174)
Property and equipment, net	$38,233	$33,060
The Company performed an impairment analysis for certain laboratory equipment assets based on the identification of impairment indicators during the three months ended June 30, 2022. The analysis determined that the fair value of the assets, which was determined using a market approach, was lower than the carrying value. As a result of the evaluation, an impairment charge of $2.0 million was recognized for the three months ended June 30, 2022. The assets indicated as impaired were written down to their estimated fair value.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Employee compensation	$8,128	$9,209
Accrued nonclinical, clinical and process development costs	8,387	4,953
State income tax payable	178	1,318
Accrued professional services	986	550
Other	1,951	2,017
Total accrued expenses and other current liabilities	$19,630	$18,047

5. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2021	13,288	$9.34
Options granted	6,994	1.33
Options exercised	(15)	0.19
Options forfeited	(3,469)	5.96
Balance at June 30, 2022	16,798	$6.71
Exercisable as of June 30, 2022	4,739	$12.02

Options granted during the six months ended June 30, 2022 include 0.9 million shares of performance-based non-qualified options with both performance and service vesting conditions.
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2021	2,126	$3.76
Granted	857	1.43
Vested and released	(376)	4.64
Forfeited	(220)	2.51
Outstanding at June 30, 2022	2,387	$2.90
RSUs granted during the six months ended June 30, 2022 include 0.4 million shares of performance units with both performance and service vesting conditions.
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Research and development	$1,830	$2,579	$3,763	$4,918
General and administrative	3,112	5,655	6,560	10,540
Total stock-based compensation expense	$4,942	$8,234	$10,323	$15,458

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

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2022	June 30, 2021
	(In thousands)
Stock options	16,798	14,435
Restricted stock units	2,387	591
ESPP	303	104
	19,488	15,130

7. Subsequent Event
In July 2022, the Company implemented a restructuring of operations, including reductions in both headcount and expenses, to prioritize its clinical development of ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, and focus its pipeline strategy on certain highly prevalent ocular diseases. The Company expects these restructuring measures will be sufficient to fully support its Ixo-vec development plan and extend its expected cash runway into 2025. The Company expects the restructuring to be completed in the fourth quarter of 2022.

Under the restructuring plan, the Company reduced its workforce by 78 employees (approximately 38%) and will incur aggregate restructuring charges of approximately $4.2 million, of which it expects approximately $4.1 million will be cash expenditures. The restructuring costs will be recorded primarily in the third quarter of 2022.

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
Overview
Adverum is a clinical-stage company that aims to establish gene therapy as a new standard of care for a number of highly prevalent ocular diseases. We develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include novel vector discovery, nonclinical and clinical development, and pre-commercial planning. In addition, we have in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control.
Ixo-vec (ADVM-022)
Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), which we previously referred to as ADVM-022, is a single, in-office intravitreal (“IVT”) injection gene therapy product designed to deliver long-term durable therapeutic levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with frequent bolus anti-vascular endothelial growth factor (“VEGF”) IVT injections. Ixo-vec utilizes an engineered, proprietary vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette capable of transducing retinal cells after a single in-office IVT injection. This product is intended to improve both real-world vision and quality of life outcomes for patients. Ixo-vec is currently being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”) who are responsive to anti-VEGF therapy.
Wet AMD is a leading cause of blindness in patients over 65 years of age, with a prevalence of approximately 20 million individuals worldwide living with wet AMD. Age-related macular degeneration (“AMD”) is expected to impact 288 million people worldwide by 2040, with wet AMD accounting for approximately ten percent of those cases. In recognition of the need for new treatment options for wet AMD, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation for Ixo-vec for the treatment of wet AMD.
In November 2018, we initiated the OPTIC trial, designed as a multi-center, open-label, dose-ranging, safety and efficacy trial of Ixo-vec in patients with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Patients in OPTIC are treatment experienced, and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. We completed enrollment for OPTIC in July 2020 and continue to regularly present updated efficacy, aflibercept protein expression and safety data from the trial out to two years and have initiated an extension study to continue to follow our patients for an additional three years for a total of five years. To date, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, including continuous stable aflibercept levels from 10 weeks to three years, and a dose-dependent adeno-associated virus (“AAV”) associated ocular inflammation that has been responsive to topical corticosteroid therapy.
Nonclinical studies have indicated that a 6 x 10^10 vg/eye (“6E10”) dose has the potential to achieve therapeutic levels of aflibercept. In April 2022, we announced having received feedback via a Type C meeting written response from the FDA related to our planned Phase 2 trial of Ixo-vec in wet AMD. We requested the FDA’s feedback to ensure alignment with the regulatory agency ahead of filing the Investigational New Drug (“IND”) amendment for our Phase 2 trial, which IND amendment was submitted on May 26, 2022.
We are initiating our Phase 2 LUNA (“LUNA”) trial of Ixo-vec and anticipate dosing the first patient in the third quarter of 2022. The LUNA trial is a multicenter, double-masked, randomized, parallel-group Phase 2 trial evaluating two doses of Ixo-

vec, including 2E11 and a new, lower 6E10 dose, in up to 72 patients with wet AMD. The LUNA trial will assess four new enhanced prophylactic steroid regimens, including local steroids and combinations of local and systemic steroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. Specific regimens include topical difluprednate (Durezol®), IVT Ozurdex®, or a combination of either topical Durezol® or IVT Ozurdex® with oral prednisone.
The trial will randomize the participants equally between the 2E11 and 6E10 Ixo-vec doses across four prophylactic steroid regimens and will be conducted at approximately 40 sites in the U.S. and Europe. The primary endpoints will be similar to the OPTIC trial and focus on mean change in best-corrected visual acuity and central subfield thickness (“CST”) from baseline to one year, and incidence and severity of adverse events. Other data points will include protein expression of aflibercept starting at 10 weeks and an interim analysis at 26 weeks, including fluctuations in CST. The study will also evaluate the effectiveness and tolerability of the prophylactic steroid regimens.
In June 2022, we announced that the European Medicines Agency (“EMA”) has granted Ixo-vec Priority Medicines (“PRIME”) designation. PRIME is a program launched by the EMA to enhance support for research on and development of medicines that target a significant unmet medical need. This regulatory program offers developers of promising medicines enhanced interaction and early dialogue and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible.
In May 2020, we initiated the INFINITY trial, a multi-center, Phase 2, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of Ixo-vec in patients with diabetic macular edema (“DME”). A dose limiting toxicity at the 6E11 dose in this diabetic population was identified in April of 2021. Consequently, we are no longer pursuing Ixo-vec for DME, nor are we evaluating the 6E11 dose in wet AMD. We have not seen similar patient safety concerns in any of our patients at either the 2E11 dose in the INFINITY or OPTIC trials or the 6E11 dose in the OPTIC trial.
Immunogenicity to AAV therapy has been broadly reported to be associated both with systemic and with ocular gene therapies. Based on an extensive evaluation of data from all of our subjects treated with Ixo-vec and all of our nonclinical data by internal and external experts, we believe new enhanced prophylactic steroid regimens, which will include local steroids and a combination of local and systemic steroids, will allow us to minimize post-prophylaxis inflammation in our trial subjects going forward.
As we advance Ixo-vec for wet AMD, we are continuing to develop our manufacturing expertise for ongoing supply. We maintain control of key aspects of the manufacturing process, specifically in scalable process development, assay development, and GMP quality controls.
ADVM-062
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
Recent Restructuring
In July 2022, we announced we had taken measures to restructure our operations, including reductions in both headcount and expenses to prioritize Ixo-vec’s clinical development, and focus our pipeline strategy on certain highly prevalent ocular diseases. We expect these restructuring measures will be sufficient to fully support our Ixo-vec development plan and extend our expected cash runway into 2025. We expect the restructuring to be completed in the fourth quarter of 2022.
Impact of COVID-19
Our results of operations and financial condition for the three and six months ended June 30, 2022 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.

Impact on Operations
We are continuously evaluating and addressing potential impacts of the COVID-19 pandemic on our operations. To date, we have experienced limited impact due to COVID-19 on our operations.
We are committed to the health and safety of our employees and their families and to doing our part to slow the community spread of COVID-19. We have reopened our offices to allow our employees more flexibility to mix virtual and in-person work and to advance our culture and corporate goals. We believe this will also enable greater balance and well-being of our employees. We continue to update our policies and implement new practices to align with the current guidance from state and federal governments and health authorities. We believe these measures and others have allowed us to mitigate, but not eliminate, the effects and risks on our on-site operations posed by the COVID-19 pandemic.
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
Impact on Supply Chain and Manufacturing
While we have not yet experienced significant disruptions to our supply chain and manufacturing as a result of the COVID-19 pandemic, we cannot be certain that this trend will continue. Based on current information, we believe that our partners in our supply chain have been and will continue to serve us continuously during the COVID-19 pandemic. The COVID-19 pandemic and other factors have also adversely impacted the global supply chain for other supplies and materials which could impact our future operations. To mitigate against future potential delays in supplies and materials we use in our operations, including product supply, we are continuously implementing additional measures to address potential risks as we identify them, including securing additional supplies and manufacturing capacity reserve, which have resulted in additional expenses and may result in other additional expenses in the future. Given the uncertainty regarding the impact delays and disruption in the global supply chain may have on our operations, we are unable to quantify the ultimate impact on our future results at this time.
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2022, we had an accumulated deficit of $729.7 million. We expect to incur substantial expenses and increasing losses from operations in the foreseeable future as we continue our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of June 30, 2022, we had $235.8 million in cash, cash equivalents and short-term investments.

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
In July 2022, we implemented a restructuring of operations, including reductions in both headcount and expenses, to prioritize our clinical development of Ixo-vec and focus our pipeline strategy on certain highly prevalent ocular diseases, which included a reduction in our workforce by approximately 38%. We expect the restructuring to be completed in the fourth quarter of 2022.
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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022 as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on March 29, 2022.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In thousands)
License revenue	$—	$—	$—	$—	$7,500	$(7,500)
Operating expenses:
Research and development	30,265	22,608	7,657	53,229	42,588	10,641
General and administrative	13,760	21,930	(8,170)	28,929	38,093	(9,164)
Total operating expenses	44,025	44,538	(513)	82,158	80,681	1,477
Operating loss	(44,025)	(44,538)	513	(82,158)	(73,181)	(8,977)
Other income, net	283	205	78	527	412	115
Net loss before income taxes	(43,742)	(44,333)	591	(81,631)	(72,769)	(8,862)
Income tax provision	(19)	—	(19)	(38)	—	(38)
Net loss	$(43,761)	$(44,333)	$572	$(81,669)	$(72,769)	$(8,900)
Revenue
The $7.5 million license revenue for the six months ended June 30, 2021 was related to an upfront payment received in January 2021 upon execution of a license agreement entered with Lexeo Therapeutics, Inc (“Lexeo”).
Research and Development Expense
Research and development expense increased $7.7 million to $30.3 million for the three months ended June 30, 2022 from $22.6 million for the three months ended June 30, 2021. The overall increase was primarily related to: a $2.3 million increase in clinical trial-related expenses in preparation for the Phase 2 trial, a $2.0 million increase in license cost arising from amounts due under a sublicense agreement, a $2.0 million impairment of property and equipment, and a $1.0 million increase in personnel-associated costs including higher salaries and bonuses as a result of headcount increases and retention efforts. Stock-based compensation expense included in research and development expenses was $1.8 million for the three months ended June 30, 2022, compared to $2.6 million for the three months ended June 30, 2021.
Research and development expense increased $10.6 million to $53.2 million for the six months ended June 30, 2022 from $42.6 million for the six months ended June 30, 2021. The overall increase was primarily related to: a $3.3 million increase in clinical trial-related expenses as we prepare to initiate our LUNA trial, a $3.2 million increase in personnel-associated costs including higher salaries and bonuses as a result of headcount increases and retention efforts; a $2.4 million increase in allocated rent and facilities expenses, driven by new leases which commenced during the second quarter of 2021; a $2.0 million increase in license costs arising from amounts due under a sublicense agreement; and a $2.0 million of impairment of property and equipment. These increases were partially offset by a $2.1 million decrease in material production and bioanalytical expenses driven by nonclinical research. Stock-based compensation expense included in research and development expenses was $3.8 million for the six months ended June 30, 2022, compared to $4.9 million for the six months ended June 30, 2021.
For the periods presented, our research and development activities were attributable to our wet AMD, DME, and rare disease programs, as well as earlier-stage research programs. We expect that research and development expenses will decrease in future periods as we focus on advancing our gene therapy product candidate Ixo-vec for the treatment of wet AMD.

General and Administrative Expense
General and administrative expense decreased $8.2 million to $13.8 million for the three months ended June 30, 2022 from $21.9 million for the three months ended June 30, 2021, primarily related to decreases of $4.4 million in professional services mainly related to investor relations and legal fees incurred in connection with the prior year's proxy contest; a $3.1 million decrease in personnel-associated costs driven by lower headcount and lower fair value of equity related awards and a $0.4 million decrease in consultants and contractors. Stock-based compensation expense included in general and administrative expenses was $3.1 million for the three months ended June 30, 2022, compared to $5.7 million for the three months ended June 30, 2021.
General and administrative expense decreased $9.2 million to $28.9 million for the six months ended June 30, 2022 from $38.1 million for the six months ended June 30, 2021, primarily related to decreases of $5.2 million in professional services mainly related to investor relations and legal fees incurred in connection with the prior year's proxy contest; and a $4.9 million decrease in personnel-associated costs driven by lower headcount and lower fair value of equity related awards; these decreases were partially offset by a $1.0 million increase in insurance expense. Stock-based compensation expense included in general and administrative expenses was $6.6 million for the six months ended June 30, 2022, compared to $10.5 million for the six months ended June 30, 2021.
We expect that general and administrative expenses will decrease in future periods as we streamline our operations. We anticipate decreased expenses related to the human resources, legal, and finance functions brought about by the restructuring measures.
Other Income, Net
Other income, net remained relatively flat at $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively and $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively.
Income Tax Provision
We recognized an income tax provision of $19,000 and $38,000 for the three and six months ended June 30, 2022, respectively, related to foreign operations.
We recognized no income tax provision for the three and six months ended June 30, 2021.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of June 30, 2022, we had an accumulated deficit of $729.7 million. As of June 30, 2022, we had $235.8 million in cash, cash equivalents and short-term investments compared to $305.2 million as of December 31, 2021. We believe that our existing cash and cash equivalents and short-term investments as of June 30, 2022 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into 2025.
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
Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(57,808)	$(56,220)
Net cash provided by investing activities	115,118	44,356
Net cash provided by financing activities	365	2,022
Net increase (decrease) in cash and cash equivalents and restricted cash	$57,675	$(9,842)
Cash Used in Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $57.8 million, primarily as a result of net loss of $81.7 million due to the continued activities developing our product candidates partially offset by $15.6 million of non-cash charges mainly related to $10.3 million of stock-based compensation expense, $3.0 million of depreciation and amortization expenses, and $2.0 million of impairment of property and equipment and by $8.2 million of change in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
During the six months ended June 30, 2021, net cash used in operating activities was $56.2 million, primarily as a result of net loss of $72.8 million due to the continued activities developing our product candidates and $2.6 million of net decrease in operating assets and liabilities, partially offset by $19.1 million of non-cash charges mainly related to $15.5 million of stock-based compensation expense, and $2.4 million of depreciation and amortization expenses.
Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2022 consisted of $125.9 million of net maturities from our marketable securities, partially offset by $10.8 million of purchases of property and equipment primarily related to laboratory equipment and facility construction.
Net cash provided by investing activities for the six months ended June 30, 2021 consisted of $49.4 million of net proceeds from marketable securities, partially offset by $5.1 million of purchases of property and equipment primarily related to facility constructions.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 consisted mainly of $0.4 million of proceeds from our employee purchase plan.
Net cash provided by financing activities for the six months ended June 30, 2021 consisted of $1.7 million of net proceeds from the sale of our common stock pursuant to our sales agreement with Cowen and Company, LLC and $0.5 million proceeds from employee stock purchase plan, partially offset by $0.2 million for repayment of the Banque Publique d’Investissement loan.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and our Acting Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We currently expect our cash, cash equivalents and short-term investments to fund our planned operations into 2025. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials, forecasted employee attrition, investments into our manufacturing capabilities, and changing circumstances beyond our control may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned through collaboration agreements and public or private financings. If we run low on capital and are unable to successfully raise additional funds on terms acceptable to us, we may need to significantly curtail some or all of our development activities.
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
Drug development has inherent risk. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), which we previously referred to as ADVM-022, for the treatment of wet age-related macular degeneration (“wet AMD”) uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may experience unexpected results in clinical trials in the future, such as the dose-limiting toxicity at the 6 x 10^11 vg/eye (“6E11”) dose tested in the INFINITY trial in diabetic macular edema (“DME”) patients. Although we will be bound by the generally applicable laws governing approval, the fact that our product is a gene therapy and the broad patient population that it is intended to treat means that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.
We, or any licensee or development partner, will be required to demonstrate through adequate and well-controlled clinical trials that our product candidate or another party’s product candidate containing one of our proprietary viral vectors is safe and effective for use in its target indications before seeking regulatory approvals for commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors. Any such delay or failure could significantly harm our business prospects, financial condition and results of operations.
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
During the conduct of nonclinical studies and clinical trials, animal models and patients may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In addition, patients may not comply with the requirements of the study, such as missing physician visits or not taking eye drops as prescribed, which may result in changes to their health or vision that are then attributed to the product candidate. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. For example, a dose-limiting toxicity at the 6E11 dose tested in our INFINITY trial in DME patients resulted in our announcement on July 22, 2021 that we were discontinuing development of Ixo-vec for the DME indication. It is possible that as we test Ixo-vec and other product candidates, in current and future clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, including the dose-limiting toxicity at the 6E11 dose tested in the INFINITY trial, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates causes serious or life-threatening side effects, or side effects that outweigh the therapeutic benefit of the product candidate, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.
When a patient experiences a negative health event during a clinical trial, we must determine if it is related to our product candidate in order to understand the safety of our product candidates. The patients we enroll in our clinical trials for our current product candidates are generally less healthy than the general population, which increases the likelihood that a negative health event, unrelated to our product candidate, may occur. These health events may be misattributed to our product candidate, either by us, our investigators, or by regulators. Such misattribution could cause regulatory approval of our product candidates to be denied or delayed. For example, the patients enrolled in our wet AMD trials are often geriatric and have other health conditions unrelated to wet AMD. We cannot assure you that we will be able to accurately determine whether or not a negative health event experienced by a patient in any of these or subsequent trials was related to Ixo-vec, nor can we assure you that the FDA or other regulatory authorities outside the U.S. responsible for reviewing the safety of Ixo-vec will agree with our determination. If a patient in one of our clinical trials experiences a negative health event, and that event is misattributed to Ixo-vec, the trial and other trials of Ixo-vec may be placed on clinical hold, and regulatory approval of Ixo-vec may be delayed or denied.
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
Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, ocular inflammation is a known side effect of Ixo-vec administration, but the duration of inflammation caused by Ixo-vec, our ability to manage that inflammation using steroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. The primary purpose of our LUNA trial is to identify the best prophylactic steroid regimen with two doses of ADVM-022 that reduces post-prophylactic inflammation while at the same time providing efficacy. If we are unable to manage this inflammation appropriately, we may not be able to further develop Ixo-vec and the FDA or other regulatory authorities outside the U.S. may not approve Ixo-vec. Even if we achieve marketing approval, doctors may not prescribe, and patients may not use, Ixo-vec or our other product candidates if they deem the levels or risk of inflammation to be unacceptable. Further, patients treated with Ixo-vec could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of Ixo-vec or could cause unanticipated adverse reactions to Ixo-vec. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any protein or injection of gene therapies that express a therapeutic protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
Additionally, our lead product candidate, Ixo-vec, is designed for long-term, sustained expression of an exogenous protein, aflibercept. Even though EYLEA® (aflibercept) has been approved by several regulatory authorities, including the FDA, for the treatment of wet AMD, there may be side effects associated with aflibercept being expressed as a gene therapy treatment modality. If such side effects are serious or life-threatening, the development of our product candidate and future product candidates may fail or be delayed, or, if such product candidate(s) have received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operation.

The results of nonclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology. Promising nonclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a nonclinical model, including non-human primate models, may be significantly higher than the level of protein expression achieved in humans. Similarly, human subjects administered our product candidates may develop side effects that were not observed in animal models and/or are more severe than those observed in animal models. In addition, even industry-accepted animal models may not accurately replicate human disease. Success in nonclinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through nonclinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may only become apparent when the candidate is tested in human patients suffering from the relevant disease. Furthermore, the initiation of future trials for a product candidate, such as our planned Phase 2 LUNA clinical trial for Ixo-vec in wet AMD to explore additional doses with new enhanced prophylactic steroid regimens, which will include local steroids and a combination of local and systemic steroids, will be dependent upon demonstrating sufficient safety and efficacy to the relevant regulatory authorities in preceding or other ongoing trials using the same product candidate. We will still need to conduct Phase 3 pivotal trials in which Ixo-vec will need to be compared to available therapies and utilize longer term endpoints in order to support submission and approval of a BLA. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization. Even if our clinical trials successfully meet their endpoints for safety and efficacy, the FDA and/or other regulatory authorities outside the U.S. may still conclude that the product candidate has not demonstrated a beneficial risk/benefit profile or otherwise does not meet the relevant standard for approval.
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
In addition, the clinical trial requirements of the FDA, EMA and other regulatory authorities outside the U.S. and the criteria these regulators may use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other product types, which are better known or more extensively studied to date. The FDA only recently approved the first in vivo gene therapies, LUXTURNA® and ZOLGENSMA®, and FDA approvals of gene therapy products to date have been generally for rare diseases with limited treatment options. Because we are targeting a broad population of patients with wet AMD, the benefit-risk profile of Ixo-vec may be subject to greater scrutiny by regulatory authorities. Regulatory approaches and requirements for gene therapy products continue to evolve, and any changes could create significant delay and unpredictability for product development and approval as compared to technologies with which regulatory authorities have more substantial experience.
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
From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or further patient follow up occurs and more patient data become available. For example, although we have periodically announced interim data from patients in our OPTIC trial, which showed all Ixo-vec related adverse events as mild to moderate in severity, there is no guarantee that in the future, we will not have more severe drug- or treatment-related adverse events in patients treated with Ixo-vec, such as the dose-limiting toxicity at the 6E11 dose tested in our INFINITY trial. In addition, in certain clinical trials, such as our OPTIC trial, individual cohorts of patients are enrolled with different dosages and other treatment conditions under our protocol. These different doses, populations, and other treatment conditions may affect clinical outcomes, including safety profiles or efficacy, such as the number of supplemental injections required, in each of the cohorts. As a result, preliminary and interim data should be viewed with caution and not relied upon until the final data from a locked database for the entire clinical trial are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects.

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
The development of commercially viable manufacturing processes typically is very difficult to achieve, is often very expensive and may require extended periods of time. As we develop, seek to optimize, and operate the Ixo-vec manufacturing process, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical manufacturing campaigns or process validation campaigns. For example, all Good Manufacturing Practices (“GMP”) activities at our Redwood City facility, and external manufacturing, testing, and distribution partners are subject to significant health authority regulation with respect to manufacturing and testing our product candidates. If we are unable to satisfy these regulatory requirements, or if we are unable to solve the technical, scientific, and other challenges described above, we may be unable to manufacture a sufficient supply of our product candidates for our clinical trials and may be forced to delay or terminate our development programs. Additionally, changes in manufacturing processes (including cell lines), equipment or facilities (including moving manufacturing or testing from one of our facilities to another one of our facilities or a third-party facility, or from a third-party facility to one of our facilities) may require us to conduct additional studies to demonstrate comparability in order to receive regulatory approval of any manufacturing modifications. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies in a timely manner, if at all.
We may revise the process that we used to manufacture Ixo-vec for our Phase 1 clinical trial. Before we use a revised process in future clinical trials, we must submit analytical comparability data to the FDA to demonstrate that the process changes have not altered Ixo-vec in a manner that undermines the applicability of the clinical data from our Phase 1 clinical trial. If the FDA does not find our analytical comparability data sufficient, the FDA could place our IND on clinical hold until we conduct additional nonclinical or clinical comparability studies demonstrating that the Ixo-vec manufactured by our revised process and our previous process are materially equivalent, which could substantially delay the development process. If we make further changes to the manufacturing process, equipment or facilities of Ixo-vec in the future, the FDA may require us to demonstrate comparability between Ixo-vec manufactured before and after the change. For example, the FDA could require comparability studies to demonstrate that Ixo-vec manufactured in its current facilities is comparable to Ixo-vec manufactured at future commercial supply sites.

We do not know whether any required comparability studies will begin as planned, will need to be restructured or will be completed on schedule, or at all. If the results of these comparability studies are not positive or are only modestly positive or if there are safety concerns, we may be delayed in obtaining marketing approval for Ixo-vec or not obtain marketing approval at all. Our product development costs also will increase if we experience delays in testing or regulatory approvals.
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
As we develop, seek to optimize and operate the Ixo-vec manufacturing process, we will likely face technical and scientific challenges, considerable costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical or commercial manufacturing campaigns. As a result, we could experience manufacturing delays that prevent us from commercializing Ixo-vec, if approved, on a profitable basis, if at all.
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
Gene therapy products are novel and complex and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. If we are unable to secure adequate manufacturing capacity from our contract manufacturing partners, or if our currently contracted slots are cancelled or delayed in order to prioritize other projects, we may be unable to produce sufficient quantities of our product candidates for our development programs.
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
We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GMP regulations enforced by the FDA through its facilities inspection program as well as other regulations enforced by other regulatory authorities outside the U.S. Our contract manufacturers have not produced a commercially-approved AAV product and therefore have not yet demonstrated compliance with GMP regulations to the satisfaction of the FDA or other regulatory authorities outside the U.S. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. If the facility does not pass a pre-approval plant inspection, the FDA or other regulatory approval of the products will not be granted. In addition, the regulatory authorities may, at any time, audit or inspect any manufacturing facility we may have or those of our third-party contractors involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Should the FDA or other regulatory authorities outside the U.S. determine that the facility is not in compliance with applicable regulations, the manufacture and release of our product candidates may not be possible, and our business could be harmed.

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
There are currently delays on cross-border trade between the UK and the EU as businesses and governmental bodies adapt to the arrangements. We and our contract vendors currently rely on other contractors based in the UK. The end of the Transition Period and implementation of new governmental policies associated with Brexit may affect our UK-based contractors’ ability to comply with applicable regulations, including existing EU regulations. If they are unable to return to compliance, or if an acceptable substitute vendor cannot be identified, it may negatively impact our business. Further, to the extent that our UK-based contractors have supply relationships with vendors in the EU, these contractors may experience difficulties, delay or increased costs in receiving materials from their vendors in the EU, which could have a material adverse effect on our UK-based contractors’ ability to provide the services or materials to us.
The regulatory authorities also may, at any time, inspect any manufacturing facility we may have or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if we become aware of a violation of our product specifications or applicable regulations, independent of an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and which may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Such violations could also result in civil and/or criminal penalties. Any such remedial measures or other civil and/or criminal penalties imposed upon us or third parties with whom we contract could materially harm our business.
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
The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including:
•Due to the complexity of manufacturing our product candidates, we may not be able to manufacture sufficient quantities to support our clinical trials. Delays in manufacture and supply by our contract manufacturing partners, including as a result of the COVID-19 pandemic, may also cause delays in their ability to supply the amount of our product that we have ordered and on which we have based our expected development timelines. Our inability to produce enough of a product candidate at acceptable costs may result in the delay or termination of development programs.
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
We currently are heavily reliant upon licenses of certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. These and other licenses may not provide adequate rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future, or may contain other limitations on our ability to use such intellectual property or technology. As a result, our ability to develop or commercialize our processes and product candidates may be limited by the terms of such agreements. Further, the third parties from whom we license certain patent rights and proprietary technology may attempt to terminate their agreements with us. For example, in 2019 we received from Virovek a notice of intent to terminate our non-exclusive license to certain Virovek technology and know-how related to methods and materials for manufacturing adeno-associated virus. Although no further action has been taken in that matter, it illustrates that if one of our licenses were to be terminated, we may be unable to obtain a new license to that technology on commercially reasonable terms, if at all. If we need to develop or acquire alternative manufacturing technology, our product development activities may be significantly delayed, and if we were unable to develop or acquire alternative manufacturing technology, it could have a material adverse effect on our business. In addition, we may not be able to prevent competitors from developing and commercializing competitive products to the extent our licenses to patents are non-exclusive or limited with respect to fields of use or territories.
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
We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, biotechnology, and gene therapy companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates and gene therapies in development or being commercialized by our competitors for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in our target disease areas, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering patients for clinical trials, and in identifying and in-licensing new product candidates. For example, REGENXBIO is developing RGX-314, an AAV-based gene therapy delivering a gene encoding a therapeutic antibody fragment similar to ranibizumab (LUCENTIS®) for the treatment of wet AMD and diabetic retinopathy, which competes for the same patients, study site resources, and personnel as Ixo-vec. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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
Our potential competitors in these diseases may be developing novel therapies that may be safer or more effective or easier to administer than our product candidates. For example, if we continue clinical development of, and seek to commercialize, Ixo-vec for the treatment of wet AMD, it will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules, long-acting delivery devices and gene therapy. LUCENTIS and EYLEA are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including 4D Molecular Therapeutics, Bayer, Graybug Vision, Hoffmann-La Roche Ltd., Kodiak Sciences, Novartis, Opthea, Regeneron and REGENXBIO.

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
We are advancing the development of Ixo-vec for the treatment of wet AMD, a disease we believe to be the most common cause of vision loss in adults over the age of 50 in developed countries. If the size of the market for wet AMD or any other indication we seek to treat is smaller than we anticipate (including in our rare disease programs), we may not be able to achieve profitability and growth. Our projections of the number of people who have wet AMD and other indications, as well as the subset of people with the disease who have the potential to benefit from treatment with Ixo-vec or other future product candidates, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected.
The effort to identify patients with diseases we seek to treat is in early stages as we conduct the OPTIC trial of Ixo-vec for the treatment of wet AMD, and we cannot accurately predict the number of patients for whom treatment might be possible or whether the FDA or other regulatory authorities may approve indications for Ixo-vec that are more limited than we expect due to efficacy or safety concerns. For example, some patients have neutralizing antibodies at titer levels that may prevent them from benefiting from Ixo-vec. If this patient population is larger than we estimate, the market for Ixo-vec may be smaller than we anticipate, and our future revenue may be adversely affected. In addition, we expect prophylactic steroid treatment will be required to manage inflammation associated with treatment with Ixo-vec, and certain patients cannot be treated with prophylactic steroids. If this proportion of patient population is larger than we estimate, the market for Ixo-vec may be smaller than we anticipate. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates for other reasons, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
Our restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In July 2022, we implemented a restructuring of operations, including reductions in both headcount and expenses. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize expected operational efficiencies and the cost savings from the restructuring, our operating results and financial condition would be adversely affected. Due to our restructuring, we may not be able to effectively manage our operations or retain qualified personnel, which may result in weaknesses to our infrastructure and operations, increased risk that we may be unable to comply with legal and regulatory requirements, increased risks to our internal controls and disclosure controls, and loss of employees and reduced productivity among remaining employees.
The restructuring resulted in the loss of institutional knowledge and expertise and the reallocation of and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Further, the restructuring and possible additional cost-containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. We may be required to rely more heavily on temporary or part-time employees, third party contractors and consultants to assist with managing our operations. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We will have only limited control over the activities of these consultants and can generally expect these individuals to devote only limited time to our activities. Failure of any of these persons to devote sufficient time and resources to our business could harm our business. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.
If our management is unable to successfully manage this transition and restructuring activities, our expenses may be more than expected and we may be unable to fund our Ixo-vec development plan or implement our business strategy. As a result, our business, prospects, financial condition and results of operations could be negatively affected.
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
The COVID-19 pandemic and the emergence of new variants has caused us to modify our business practices (including the adoption of a hybrid mix of virtual and in-person work, updating our policies and implementing new practices to align with guidance from state and federal governments and health authorities). We believe these measures and others have not allowed us to eliminate the effects and risks on our on-site operations posed by the COVID-19 pandemic, so we may take further actions that may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. We are uncertain that such measures will be sufficient to mitigate future risks posed by the virus and its variants or otherwise be satisfactory to government authorities and how long we will be required to continue these measures.
Separately, an increased reliance by us and the companies with which we do business on information technology systems to support a hybrid workforce may increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations.
The COVID-19 pandemic may also affect our current and planned trials and development programs, possibly affecting our timelines for commercialization. We and our CROs and contract manufacturing organizations (“CMOs”) may face disruptions that may affect our ability to conduct and timely complete ongoing clinical trials including disruptions in procuring items that are essential for our development activities, such as materials used in the manufacturing of Ixo-vec. We and our CROs and CMOs, as well as clinical trial sites, may face disruptions that affect our ongoing clinical trials arising from staffing disruptions and limitations on our activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals or delays in site initiations or site monitoring visits, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocol procedures, which could delay completion of our clinical trials or adversely affect the data generated by our clinical trials. The current general reluctance of some people to make in-person visits to healthcare providers for treatment of non-life-threatening ailments may make initiating clinical trial sites, identifying potential patients and enrolling them in our clinical trials, retaining any such patients, ensuring that such patients comply with treatment protocols, and collecting sufficient trial data to progress our clinical programs more difficult. For example, patient concerns related to COVID-19 caused some of our OPTIC trial patients to miss scheduled appointments for fear of contracting the virus which, if this were to be repeated over longer periods of time, could impact our ability to collect data we need. Additionally, our ability to recruit and retain patients and principal investigators and site staff who believe they have heightened risks if exposed to COVID-19 may be limited which may adversely impact our clinical trial operations. The response to the COVID-19 pandemic also could redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures that are intended to limit in-person interactions.

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
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our processing activities subject us to numerous privacy, data protection, and data security obligations, such as laws, regulations, guidance, industry standards, external and internal policies, contractual requirements, and other obligations that govern processing of personal information by us or on our behalf, including information that we collect or will collect about patients and healthcare providers in connection with clinical trials.
In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws and regulations, including those relating to data breach notification, personal information privacy, and consumer protection (e.g., Section 5 of the Federal Trade Commission Act). The legislative and regulatory landscape for privacy, data protection, and data security continues to evolve, and there has been an increasing focus on privacy, data protection, and data security issues which may affect our business. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information, upon health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services for them involving individually identifiable health information, as well as their covered subcontractors. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to penalties if we, our affiliates, or our agents obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
States have begun to introduce comprehensive privacy, data protection, and data security laws and regulations. For example, California enacted the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Additionally, the CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Other states have enacted privacy, data protection, and data security laws. For example, Virginia recently enacted a comprehensive privacy, data protection, and data security law, the Consumer Data Protection Act, Colorado similarly enacted the Colorado Privacy Act, Utah recently enacted the Utah Consumer Privacy Act, and Connecticut enacted the Act Concerning Personal Data and Online Monitoring. Each of these state laws will become effective in 2023 and share similarities with but differ from the CCPA and CPRA. The obligations to comply with the CCPA and other evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection, and data security. For example, the EU GDPR, the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information, and violators of these laws face significant penalties. The processing of sensitive personal information, such as physical health condition and medical information, may impose heightened compliance burdens under the EU GDPR and is a topic of active interest among foreign regulators. The EU GDPR and UK GDPR confer a private right of action to data subjects and consumer associations, the right to lodge complaints with supervisory authorities, the right to seek judicial remedies, and the right to obtain compensation for damages. The obligations under the EU GDPR and UK GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the EU GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. In the event we enroll subjects in our ongoing or future clinical trials in Europe, we may be subject to additional privacy, data protection, and data security restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal information, including personal health data, regarding individuals in Europe as governed by the EU GDPR and UK GDPR.
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
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Any failure or perceived failure by us or our partners, CROs, CMOs, collaborators, and other related third parties to comply with privacy, data protection, and data security obligations, may result in significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials (for example, under HIPAA). Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
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
As a result, the amount of the NOLs and research credit carryforwards presented in our financial statements could be limited and may expire unutilized. In addition, state suspensions of the ability to use NOLs, and research credits, may limit our ability to use our NOLs and research credits to offset state taxable income and taxes.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

10.1A	Employment Agreement between Adverum Biotechnologies, Inc. and John Rakow, dated as of January 20, 2020.					X

10.1B	Promotion Letter between Adverum Biotechnologies, Inc. and John Rakow, dated as of July 15, 2021.					X

10.1C	Promotion Letter between Adverum Biotechnologies, Inc. and John Rakow, dated as of June 4, 2022.					X

10.2	Separation Agreement and General Release of Claims between Adverum Biotechnologies, Inc. and Rupert D'Souza, dated as of June 7, 2022.					X

10.3	Consulting Agreement between Adverum Biotechnologies, Inc. and Nancy E. Pecota, dated as of June 29, 2022.					X

10.4	Amended and Restated 2014 Employee Stock Purchase Plan.					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: August 11, 2022	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ John Rakow
John Rakow
Senior Vice President, General Counsel and Acting Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2022	By:	/s/ Nancy Pecota
Nancy Pecota
Interim Controller (Principal Accounting Officer)