Form 10-Q
period 2022-09-30
Adverum Biotechnologies, Inc.
filed 2022-11-10
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2022, there were 99,729,025 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•We may not be able to comply with Nasdaq’s continued listing standards.
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
•If we sell shares of our common stock or securities convertible into or exercisable for shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$84,430	$34,195
Short-term investments	118,834	270,993
Lease incentive receivables	—	5,709
Prepaid expenses and other current assets	9,979	6,248
Total current assets	213,243	317,145
Operating lease right-of-use assets	79,882	86,000
Property and equipment, net	36,579	33,060
Restricted cash	2,503	2,503
Deferred rent receivable	—	769
Deposit and other long-term assets	155	250
Total assets	$332,362	$439,727
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$846	$1,387
Accrued expenses and other current liabilities	16,539	18,047
Lease liability, current portion	11,236	1,886
Total current liabilities	28,621	21,320
Lease liability, net of current portion	94,464	101,108
Other non-current liabilities	940	1,114
Total liabilities	124,025	123,542
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	980,156	964,965
Accumulated other comprehensive loss	(1,953)	(714)
Accumulated deficit	(769,876)	(648,076)
Total stockholders’ equity	208,337	316,185
Total liabilities and stockholders' equity	$332,362	$439,727
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License revenue	$—	$—	$—	$7,500
Operating expenses:
Research and development	23,849	24,069	77,078	66,657
General and administrative	17,188	14,453	46,117	52,546
Total operating expenses	41,037	38,522	123,195	119,203
Operating loss	(41,037)	(38,522)	(123,195)	(111,703)
Other income, net	923	160	1,450	572
Net loss before income taxes	(40,114)	(38,362)	(121,745)	(111,131)
Income tax provision	(17)	—	(55)	—
Net loss	(40,131)	(38,362)	(121,800)	(111,131)
Other comprehensive loss:
Net unrealized loss on marketable securities	(127)	(55)	(1,189)	(139)
Foreign currency translation adjustment	(30)	(51)	(50)	(123)
Comprehensive loss	$(40,288)	$(38,468)	$(123,039)	$(111,393)
Net loss per share — basic and diluted	$(0.40)	$(0.39)	$(1.23)	$(1.13)
Weighted-average common shares used to compute net loss per share - basic and diluted	99,475	98,126	99,027	97,966
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	98,381	$10	$964,965	$(714)	$(648,076)	$316,185
Stock-based compensation expense	—	—	5,381	—	—	5,381
Common stock issued upon exercise of stock options	15	—	3	—	—	3
Common stock issued upon release of restricted stock units	371	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized loss on marketable securities, net	—	—	—	(723)	—	(723)
Net loss	—	—	—	—	(37,908)	(37,908)
Balance at March 31, 2022	98,767	10	970,349	(1,423)	(685,984)	282,952
Stock-based compensation expense	—	—	4,942	—	—	4,942
Common stock issued upon release of restricted stock units	5	—	—	—	—	—
Common stock issued under employee stock purchase plan	499	—	362	—	—	362
Foreign currency translation adjustments	—	—	—	(34)	—	(34)
Unrealized loss on marketable securities, net	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(43,761)	(43,761)
Balance at June 30, 2022	99,271	10	975,653	(1,796)	(729,745)	244,122
Stock-based compensation expense	—	—	4,503	—	—	4,503
Common stock issued upon release of restricted stock units	457	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(30)	—	(30)
Unrealized loss on marketable securities, net	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(40,131)	(40,131)
Balance at September 30, 2022	99,728	$10	$980,156	$(1,953)	$(769,876)	$208,337

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

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(121,800)	$(111,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,816	3,323
Stock-based compensation expense	14,826	20,784
Amortization of premium and accrued interest on marketable securities	(277)	2,273
Loss on disposal of property and equipment	101	—
Impairment of long-lived assets	2,011	1,072
Other	(1,526)	(132)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,468)	(3,493)
Other assets	864	(109)
Operating lease right-of-use asset	3,092	2,825
Accounts payable	(543)	(587)
Accrued expenses and other current liabilities	(272)	3,253
Other non-current liabilities	55	—
Lease liability and lease incentive receivable	12,505	(94)
Net cash used in operating activities	(89,616)	(82,016)
Cash flows from investing activities:
Purchases of marketable securities	(81,782)	(328,275)
Maturities of marketable securities	232,899	384,882
Sales of marketable securities	—	8,990
Purchases of property and equipment	(11,631)	(10,771)
Net cash provided by investing activities	139,486	54,826
Cash flows from financing activities:
Proceeds from offerings of common stock, net of issuance costs	—	1,685
Proceeds from issuance of common stock pursuant to option exercises	3	51
Proceeds from employee stock purchase plan	362	526
Repayment of loan	—	(240)
Net cash provided by financing activities	365	2,022
Net increase (decrease) in cash and cash equivalents and restricted cash	50,235	(25,168)
Cash and cash equivalents and restricted cash at beginning of period	36,698	63,423
Cash and cash equivalents and restricted cash at end of period	$86,933	$38,255
Cash and cash equivalents	84,430	32,971
Restricted cash	2,503	5,284
Cash and cash equivalents and restricted cash at end of period	$86,933	$38,255
Supplemental schedule of noncash investing and financing information
Right-of-use assets obtained in exchange for lease liability	$—	$84,005
Remeasurement of operating right-of-use assets	$2,842	$—
Fixed assets in accounts payable, accrued expenses and other current liabilities	$168	$2,675
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $769.9 million as of September 30, 2022. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $203.3 million, which the Company believes will be sufficient to fund its operations for at least twelve months from the date of issuance of these financial statements.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,074	$—	$—	$10,074
Level 2:
U.S. government and agency securities	81,323	2	(1,165)	80,160
Commercial paper	99,867	—	(294)	99,573
Corporate bonds	2,059	—	(49)	2,010
Total cash equivalents and short-term investments	193,323	2	(1,508)	191,817
Less: cash equivalents	(72,987)	(2)	6	(72,983)
Total short-term investments	$120,336	$—	$(1,502)	$118,834

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,311	$—	$—	$10,311
Level 2:
U.S. government and agency securities	62,268	—	(218)	62,050
Commercial paper	177,215	1	(61)	177,155
Corporate bonds	47,323	—	(39)	47,284
Total cash equivalents and short-term investments	297,117	1	(318)	296,800
Less: cash equivalents	(25,808)	—	1	(25,807)
Total short-term investments	$271,309	$1	$(317)	$270,993

As of September 30, 2022, $9.6 million of marketable securities have a remaining maturity between one and two years. The remainder of the marketable securities have a remaining maturity of less than one year. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. The aggregate fair value of the marketable securities in an unrealized loss position as of September 30, 2022 was $167.9 million, which are highly liquid funds with high credit ratings that have final maturity of less than two years from date of purchase. Management determined that the gross unrealized losses on the Company’s marketable securities as of September 30, 2022 were temporary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Management concluded that none of the Company’s marketable securities were other-than-temporarily impaired as of September 30, 2022.
During the nine months ended September 30, 2022, the Company performed an impairment test to measure certain laboratory equipment at fair value. The assets are measured at fair value using Level 3 inputs on a non-recurring basis as a result of the occurrence of certain triggering events indicating the carrying value of the assets may not be recoverable. Refer to Note 4, Balance Sheet Components for additional information.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Computer equipment and software	$1,325	$1,224
Laboratory equipment	16,368	12,778
Furniture and fixtures	868	1,136
Leasehold improvements	34,336	26,701
Construction in progress	1,076	4,395
Total property and equipment	53,973	46,234
Less accumulated depreciation and amortization	(17,394)	(13,174)
Property and equipment, net	$36,579	$33,060
The Company performed an impairment analysis for certain laboratory equipment assets based on the identification of impairment indicators during the nine months ended September 30, 2022. The analysis determined that the fair value of the assets, which was determined using a market approach, was lower than the carrying value. As a result of the evaluation, an impairment charge of $2.0 million was recognized for the nine months ended September 30, 2022. The assets indicated as impaired were written down to their estimated fair value.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Employee compensation	$8,604	$9,209
Accrued nonclinical, clinical and process development costs	6,580	4,953
State income tax payable	301	1,318
Accrued professional services	469	550
Other	585	2,017
Total accrued expenses and other current liabilities	$16,539	$18,047

5. Leases
Sublease income for operating leases is recognized on a straight-line basis over the lease term and is classified as a reduction of rent expense in operating expenses. The difference between sublease income recorded and cash received from the subtenant accrues as a deferred rent receivable. In the three months ended September 30, 2022, the Company reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. The Company assessed the collectability to be less than probable and recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment to sublease income, resulting in an increase in general and administrative expenses in the three and nine month periods ended September 30, 2022. The deferred rent receivable as of December 31, 2021 and September 30, 2022 was $0.8 million and zero, respectively. As a result of the adjustment to eliminate the deferred rent receivable, sublease income for the three and nine months ended September 30, 2022 was a negative $4.1 million and a negative $0.8 million, respectively.
6. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2021	13,288	$9.34
Options granted	10,592	1.26
Options exercised	(15)	0.19
Options forfeited	(4,644)	5.42
Balance at September 30, 2022	19,221	$5.84
Exercisable as of September 30, 2022	5,302	$11.71

Options granted during the nine months ended September 30, 2022 include 2.5 million shares of performance-based non-qualified options with both performance and service vesting conditions.
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2021	2,126	$3.76
Granted	857	1.43
Vested and released	(833)	3.40
Forfeited	(426)	3.18
Outstanding at September 30, 2022	1,724	$2.92
RSUs granted during the nine months ended September 30, 2022 include 0.4 million shares of performance units with both performance and service vesting conditions.

Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Research and development	$1,432	$2,207	$5,195	$7,125
General and administrative	3,071	3,119	9,631	13,659
Total stock-based compensation expense	$4,503	$5,326	$14,826	$20,784

7. Net Loss per Share
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
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30, 2022	September 30, 2021
	(In thousands)
Stock options	19,221	13,859
Restricted stock units	1,724	2,593
ESPP	760	400
	21,705	16,852

8. Restructuring
In July 2022, the Company implemented a restructuring of operations, including reductions in both headcount and expenses, to prioritize its clinical development of ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, and focus its pipeline strategy on certain highly prevalent ocular diseases.

Under the restructuring plan, the Company reduced its workforce by 75 employees (approximately 37%) as of July 6, 2022. Below is a summary of restructuring costs during the nine months ended September 30, 2022 and accrued restructuring costs as of September 30, 2022 :

	Severance and Benefits Costs	Stock-Based Compensation	Total
	(In thousands)
Balance at January 1, 2022	$—	$—	$—
Charges	4,632	53	4,685
Cash payments made	(4,539)	—	(4,539)
Non-cash	—	(53)	(53)
Balance at September 30, 2022	$93	$—	$93

In the three and nine months ended September 30, 2022, the Company recorded $4.7 million of restructuring costs, of which $3.7 million was classified as research and development expenses and $1.0 million was classified as general and administrative expenses. Substantially all of the restructuring costs were incurred during the three months ended September 30, 2022, of which $4.5 million were paid. The Company expects the restructuring to be completed in the fourth quarter of 2022.

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
In November 2018, we initiated the OPTIC trial, designed as a multi-center, open-label, dose-ranging, safety and efficacy trial of Ixo-vec in patients with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Patients in OPTIC are treatment experienced, and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. We completed enrollment for OPTIC in July 2020 and continue to regularly present updated efficacy, aflibercept protein levels and safety data from the trial out to two years and have initiated an extension study to continue to follow our patients for an additional three years for a total of five years. To date, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, including continuous stable aflibercept protein levels from 10 weeks to three years, maintenance to improvement in best-corrected visual acuity and central subfield thickness (“CST”), a measure of fluid in and beneath the retina, as well as a reduction in CST fluctuations. Ixo-vec has been generally well tolerated, with the most common adverse events being dose-dependent adeno-associated virus (“AAV”) associated ocular inflammation that has been responsive to topical corticosteroid therapy.
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
In September 2022, we dosed the first subject in our Phase 2 LUNA (“LUNA”) trial of Ixo-vec. The LUNA trial is a multicenter, double-masked, randomized, parallel-group Phase 2 trial evaluating two doses of Ixo-vec, including 2E11 and a new, lower 6E10 dose, in up to 72 subjects with wet AMD. The LUNA trial will assess four new enhanced prophylactic steroid regimens, including local steroids and combinations of local and systemic steroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. Specific regimens include topical difluprednate (“Durezol®”), dexamethasone intravitreal implant (“Ozurdex®”), or a combination of either topical Durezol® or IVT Ozurdex® with oral prednisone.
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
In June 2022, we announced that the European Medicines Agency (“EMA”) has granted Ixo-vec Priority Medicines (“PRIME”) designation. PRIME is a program launched by the EMA to enhance support for research on and development of medicines that have demonstrated preliminary safety and efficacy and thus the potential to target a significant unmet medical need. This regulatory program offers developers of promising medicines enhanced interaction and early dialogue and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible.
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
Immunogenicity to AAV therapy has been broadly reported to be associated both with systemic and ocular gene therapies. Based on an extensive evaluation of data from all of our subjects treated with Ixo-vec and all of our nonclinical data by internal and external experts, we believe new enhanced prophylactic steroid regimens, which includes local steroids and a combination of local and systemic steroids, will allow us to minimize post-prophylaxis inflammation in our trial subjects going forward.
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
Impact of COVID-19
Our results of operations and financial condition for the three and nine months ended September 30, 2022 were not significantly impacted by the COVID-19 pandemic. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact these areas in the future is unknown at this time and will depend on future developments that are unpredictable. We are actively monitoring and managing our response and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.

Impact on Operations
We are continuously evaluating and addressing potential impacts of the COVID-19 pandemic on our operations. To date, we have experienced limited impact due to COVID-19 on our operations.
We are committed to the health and safety of our employees and their families and to doing our part to slow the spread of COVID-19. We have reopened our offices to allow our employees more flexibility to mix virtual and in-person work and to advance our culture and corporate goals. We believe this will also enable greater balance and well-being of our employees. We continue to update our policies and implement new practices to align with the current guidance from state and federal governments and health authorities. We believe these measures and others have allowed us to mitigate, but not eliminate, the effects and risks on our on-site operations posed by the COVID-19 pandemic.
Impact on Clinical Trials
The ultimate impact of the COVID-19 pandemic on our ongoing and planned clinical trials is uncertain and subject to change. To date, we believe we have experienced limited impact due to COVID-19 on our ongoing clinical programs, including the OPTIC and LUNA clinical trials. We are working closely with our clinical trial sites to monitor and attempt to address or limit the potential negative impacts of the evolving COVID-19 outbreak and the emergence of COVID-19 variants on patient safety, trial enrollment, continued participation and follow-up of patients already enrolled in our clinical studies, protocol compliance, data quality, and overall study integrity. Despite these efforts, we are unsure as to whether the COVID-19 pandemic will significantly impact future trial enrollment or completion of our current or planned clinical studies.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of September 30, 2022, we had an accumulated deficit of $769.9 million. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of September 30, 2022, we had $203.3 million in cash, cash equivalents and short-term investments.

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
General and Administrative Expenses
General and administrative expenses primarily include personnel-related costs, stock-based compensation, professional fees for legal, consulting, audit and tax services, overhead expenses, such as rent, equipment depreciation, insurance and utilities, and other general operating expenses not otherwise included in research and development expenses. Our general and administrative expenses may increase in future periods if and to the extent we elect to increase our investment in infrastructure to support continued research and development activities and potential commercialization of our product candidates. We will continue to evaluate the need for such investment in conjunction with our ongoing consideration of our pipeline of product candidates. We may require increased expenses related to audit, legal and regulatory functions, as well as director and officer insurance premiums and investor relations costs.
In July 2022, we implemented a restructuring of operations, including reductions in both headcount and expenses, to prioritize our clinical development of Ixo-vec and focus our pipeline strategy on certain highly prevalent ocular diseases, which included a reduction in our workforce by approximately 37%. Substantially all of the restructuring costs were incurred and recorded in the operating expenses in the Condensed Statements of Operations during the three months ended September 30, 2022. We expect the restructuring to be completed in the fourth quarter of 2022.
Other Income (Expense), Net
Other income (expense), net primarily comprises interest income on our cash equivalents and investments in marketable securities.

Critical Accounting Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting judgments and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Except as noted below, there have been no significant changes in our critical accounting judgments and estimates during the nine months ended September 30, 2022 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on March 29, 2022.
Leases
We account for leases under Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) effective January 1, 2019. For our long-term operating leases, we recognize a right-of-use asset and a lease liability on our consolidated balance sheets. The lease liability is determined as the present value of future lease payments reduced by lease incentives, if any, using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to determine the incremental borrowing rate, we estimate our credit rating, adjust the credit rating for the nature of the collateral, and benchmark the borrowing rate against observable yields on comparable securities with a similar term. We base the right-of-use lease asset on the lease liability adjusted for any prepaid or deferred rent. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.
Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.
Sublease income for operating leases is recognized on a straight-line basis over the lease term and is classified as a reduction of rent expense in operating expenses. The difference between sublease income recorded and cash received from the subtenant accrues as a deferred rent receivable. In the three months ended September 30, 2022, management reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. Management assessed the collectability to be less than probable and we recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment to sublease income, resulting in an increase in general and administrative expenses in the three and nine month periods ended September 30, 2022. The deferred rent receivable as of June 30, 2022 and September 30, 2022 was $4.1 million and zero, respectively.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In thousands)
License revenue	$—	$—	$—	$—	$7,500	$(7,500)
Operating expenses:
Research and development	23,849	24,069	(220)	77,078	66,657	10,421
General and administrative	17,188	14,453	2,735	46,117	52,546	(6,429)
Total operating expenses	41,037	38,522	2,515	123,195	119,203	3,992
Operating loss	(41,037)	(38,522)	(2,515)	(123,195)	(111,703)	(11,492)
Other income, net	923	160	763	1,450	572	878
Net loss before income taxes	(40,114)	(38,362)	(1,752)	(121,745)	(111,131)	(10,614)
Income tax provision	(17)	—	(17)	(55)	—	(55)
Net loss	$(40,131)	$(38,362)	$(1,769)	$(121,800)	$(111,131)	$(10,669)

Revenue
The $7.5 million license revenue for the nine months ended September 30, 2021 was related to an upfront payment received in January 2021 upon execution of a license agreement entered with Lexeo Therapeutics, Inc (“Lexeo”).
Research and Development Expense
Research and development expense decreased $0.2 million to $23.8 million for the three months ended September 30, 2022 from $24.1 million for the three months ended September 30, 2021. The overall decrease was primarily due to a $2.0 million decrease in facilities related expenses and a $1.5 million decrease in salaries due to lower headcount following the restructuring, $1.0 million lower consultant costs and $0.8 million lower laboratory expenses; partially offset by $3.7 million of restructuring costs and a $1.1 million increase in clinical trial-related expenses in preparation for the Phase 2 LUNA trial. Stock-based compensation expense included in research and development expenses was $1.4 million for the three months ended September 30, 2022, compared to $2.2 million for the three months ended September 30, 2021.
Research and development expense increased $10.4 million to $77.1 million for the nine months ended September 30, 2022 from $66.7 million for the nine months ended September 30, 2021. The overall increase was primarily related to a $4.4 million increase in clinical trial-related expenses as we prepared to initiate our LUNA trial; $3.7 million in restructuring costs; $2.1 million recognition of impairment costs associated with certain laboratory equipment; a $2.0 million increase in license costs arising from amounts due under a sublicense agreement; and $1.8 million in personnel-associated costs including higher salaries and bonuses as a result of higher average number of employees during 2022 in the period prior to the restructuring compared to same period last year as well as retention efforts for continuing employees. These increases were partially offset by a $1.6 million decrease in material production and bioanalytical expenses; $1.3 million decrease in outside research and development services driven by nonclinical research; and $1.3 million in lower laboratory expenses. Stock-based compensation expense included in research and development expenses was $5.2 million for the nine months ended September 30, 2022, compared to $7.1 million for the nine months ended September 30, 2021.
For the periods presented, our research and development expenses were attributable to our wet AMD, DME, and rare disease programs, as well as earlier-stage research programs. We expect that research and development expenses will decrease in future periods as we focus on advancing our gene therapy product candidate Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense increased $2.7 million to $17.2 million for the three months ended September 30, 2022 from $14.5 million for the three months ended September 30, 2021, primarily related to a $4.1 million reversal of sublease income and $1.0 million in restructuring costs. These increases were partially offset by a $0.8 million decrease in personnel-associated costs driven by lower headcount; and a $0.9 million decrease in facilities related expenses. Stock-based compensation expense included in general and administrative expenses was $3.1 million for the three months ended September 30, 2022, compared to $3.1 million for the three months ended September 30, 2021.
General and administrative expense decreased $6.4 million to $46.1 million for the nine months ended September 30, 2022 from $52.5 million for the nine months ended September 30, 2021, primarily related to decreases of a $5.7 million in personnel-associated costs driven by lower headcount and lower fair value of equity related awards and forfeiture of equity awards as part of the restructuring and $5.2 million in professional services mainly related to investor relations and legal fees incurred in connection with the prior year's proxy contest. These decreases were partially offset by $4.6 million in facilities related expenses, $1.0 million in restructuring costs and $0.8 million reversal of sublease income. Stock-based compensation expense included in general and administrative expenses was $9.6 million for the nine months ended September 30, 2022, compared to $13.7 million for the nine months ended September 30, 2021.
We expect that general and administrative expenses will decrease in future periods as we streamline our operations. We anticipate decreased expenses related to the human resources, legal, and finance functions brought about by the restructuring measures.
Other Income, Net
Other income, net were $0.9 million and $1.5 million for the three and nine months ended September 30, 2022, respectively and $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The increases are from higher average yields in investments and unrealized foreign currency gain.
Income Tax Provision
We recognized an income tax provision of $17,000 and $55,000 for the three and nine months ended September 30, 2022, respectively, related to foreign operations.

We recognized no income tax provision for the three and nine months ended September 30, 2021.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of September 30, 2022, we had an accumulated deficit of $769.9 million. As of September 30, 2022, we had $203.3 million in cash, cash equivalents and short-term investments compared to $305.2 million as of December 31, 2021. We believe that our existing cash and cash equivalents and short-term investments as of September 30, 2022 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into 2025.
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

Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(89,616)	$(82,016)
Net cash provided by investing activities	139,486	54,826
Net cash provided by financing activities	365	2,022
Net increase (decrease) in cash and cash equivalents and restricted cash	$50,235	$(25,168)
Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $89.6 million, primarily as a result of net loss of $121.8 million due to the continued activities developing our product candidates partially offset by $20.0 million of non-cash charges mainly related to $14.8 million of stock-based compensation expense, $4.8 million of depreciation and amortization expenses, and $2.0 million of impairment of long-lived assets and by $12.2 million of change in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
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
Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2022 consisted of $151.1 million of net maturities from our marketable securities, partially offset by $11.6 million of purchases of property and equipment primarily related to laboratory equipment and facility construction.
Net cash provided by investing activities for the nine months ended September 30, 2021 consisted of $65.6 million of net proceeds from marketable securities, partially offset by $10.8 million of purchases of property and equipment primarily related to laboratory equipment and facility construction.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 consisted mainly of $0.4 million of proceeds from our employee purchase plan.
Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of $1.7 million of net proceeds from the sale of our common stock pursuant to our then available "at-the-market" sales agreement and $0.5 million proceeds from employee stock purchase plan, partially offset by $0.2 million for repayment of a loan.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

During the three-months ended September 30, 2022, we identified a deficiency in the operating effectiveness of controls in our financial statement close process that we considered to be a material weakness. An immaterial non-cash lease accounting error was identified in previously issued financial statements. While the identified error was not material, we considered the potential magnitude of the error(s) that could arise from the operating deficiency as potentially material.
We discussed these matters with our independent registered public accounting firm and our Audit Committee. Our remediation activities are not complete and we continue to seek ways to strengthen the operation of our controls over our financial statement close process, and we may need to continue effective operation of these controls for one or more quarters before we can conclude that the material weakness has been corrected.
As a result of the existence of the material weakness, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.
Changes in internal control over financial reporting. There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adverum have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
We currently expect our cash, cash equivalents and short-term investments to fund our planned operations into 2025. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials, forecasted employee attrition, investments into our manufacturing capabilities, continued receipt of rent under our sublease, and changing circumstances beyond our control, that may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned through collaboration agreements and public or private financings. If we run low on capital and are unable to successfully raise additional funds on terms acceptable to us, we may need to significantly curtail some or all of our development activities.
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
Additional funding may not be available to us on acceptable terms or at all and the terms of any financing may adversely affect the holdings or the rights of our stockholders. General market conditions resulting from rising interest rates, inflation, global supply chain issues, Russia’s invasion of Ukraine, the COVID-19 pandemic, as well as other market conditions, as well as our ability to maintain our Nasdaq listing, may make it difficult for us to obtain adequate additional financing when needed or on attractive terms, or at all. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.
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
We may not be able to comply with Nasdaq’s continued listing standards.
Our common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “ADVM.” There is no guarantee we will be able to perpetually satisfy Nasdaq’s continued listing requirements to maintain our listing on Nasdaq for any periods of time. Among the conditions required for continued listing on Nasdaq, we are required to maintain a minimum closing bid price of over $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2). Our closing bid price has been below $1.00 per share every business day from October 7, 2022 to the filing date of this report. Accordingly, we may not be able to maintain a minimum closing bid price over $1.00 per share and could face the risk of our common stock being delisted if the closing bid price for our common stock is below $1.00 per share for 30 consecutive business days and we are unable to regain compliance. In addition, even if we demonstrate compliance with the requirement above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq, which we may not be able to continue to meet.
Risks Related to the Discovery and Development of Our Product Candidates
Our business will depend substantially on the success of one or more of our product candidates. If we are unable to develop, obtain regulatory approval for, or successfully commercialize, any or all of our product candidates, our business will be materially harmed.
Our product candidates are in the early stages of development and will require substantial nonclinical and/or clinical development and testing, manufacturing process improvement and validation, clinical studies and regulatory approval prior to commercialization. It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:
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
Drug development has inherent risk. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”) for the treatment of wet age-related macular degeneration (“wet AMD”) uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may experience unexpected results in clinical trials in the future, such as the dose-limiting toxicity at the 6 x 10^11 vg/eye (“6E11”) dose tested in the INFINITY trial in diabetic macular edema (“DME”) patients. Although we will be bound by the generally applicable laws governing approval, the fact that our product is a gene therapy and the broad patient population that it is intended to treat means that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.
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

Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, dose-related ocular inflammation is a known side effect of Ixo-vec administration, but the duration of inflammation caused by Ixo-vec, our ability to prevent or manage that inflammation using steroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. The primary purpose of our LUNA trial is to identify the best combination of a prophylactic steroid regimen and dose of Ixo-vec that minimizes post-prophylactic inflammation while at the same time providing efficacy. If we are unable to manage this inflammation appropriately, we may not be able to further develop Ixo-vec and the FDA or other regulatory authorities outside the U.S. may not approve Ixo-vec. Even if we achieve marketing approval, doctors may not prescribe, and patients may not use, Ixo-vec or our other product candidates if they deem the levels or risk of inflammation to be unacceptable. Further, patients treated with Ixo-vec could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of Ixo-vec or could cause unanticipated adverse reactions to Ixo-vec. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any protein or injection of gene therapies that express a therapeutic protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
Additionally, our lead product candidate, Ixo-vec, is designed for long-term, sustained expression of an exogenous protein, aflibercept. Even though EYLEA® (aflibercept) has been approved by several regulatory authorities, including the FDA, for the treatment of wet AMD, there may be side effects associated with aflibercept being expressed as a gene therapy treatment modality. If such side effects are serious or life threatening, the development of our product candidate and future product candidates may fail or be delayed, or, if such product candidate(s) have received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operation.
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
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and patient’s safety concerns over participating in a clinical trial, including during a pandemic. We will be required to identify and enroll a sufficient number of patients for any clinical trial for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates, or may meet other exclusion criteria. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial.
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
We received Fast Track designation for Ixo-vec in September 2018 for the treatment of wet AMD. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs. The FDA provides opportunities for frequent interactions with the review team for a Fast Track product, including pre-investigational new drug application (“IND”) meetings, end-of-phase 1 meetings, and end-of-phase 2 meetings with the FDA to discuss study design, extent of safety data required to support approval, dose-response concerns, and use of biomarkers. A Fast Track product may also be eligible for rolling review, where the FDA reviews portions of a marketing application before the sponsor submits the complete application.
However, Fast Track designation for Ixo-vec may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may rescind the Fast Track designation for Ixo-vec if FDA later determines that Ixo-vec no longer meets the qualifying criteria for Fast Track designation.
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
We may revise the process that we use to manufacture Ixo-vec for clinical trials. Before we use a revised process in clinical trials, we must submit analytical comparability data to the FDA to demonstrate that the process changes have not altered Ixo-vec in a manner that undermines the applicability of the clinical data from our Phase 1 clinical trial. If the FDA does not find our analytical comparability data sufficient, the FDA could place our IND on clinical hold until we conduct additional nonclinical or clinical comparability studies demonstrating that the Ixo-vec manufactured by our revised process and our previous process are materially equivalent, which could substantially delay the development process. If we make further changes to the manufacturing process, equipment or facilities of Ixo-vec in the future, the FDA may require us to demonstrate comparability between Ixo-vec manufactured before and after the change. For example, the FDA could require comparability studies to demonstrate that Ixo-vec manufactured in its current facilities is comparable to Ixo-vec manufactured at future commercial supply sites.
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
Changes in laws and governmental policies may have an effect on regulations. For example, on January 31, 2020, the United Kingdom (“UK”) withdrew from the European Union (“EU”), commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. The UK-EU Trade and Cooperation Agreement, which has applied since the end of the Transition Period, provides for tariff-free trade of goods, but not services, between the UK and the EU, but there may however be additional non-tariff costs which did not exist prior to the end of the Transition Period. Further, should the UK further diverge from the EU from a regulatory perspective in relation to medical products, tariffs could be put into place in the future.
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

There are currently delays on cross-border trade between the UK and the EU as businesses and governmental bodies adapt to the arrangements. We and our contract vendors currently rely on other contractors based in the UK. The implementation of new governmental policies associated with Brexit may affect our UK-based contractors’ ability to comply with applicable regulations, including existing EU regulations. If they are unable to return to compliance, or if an acceptable substitute vendor cannot be identified, it may negatively impact our business. Further, to the extent that our UK-based contractors have supply relationships with vendors in the EU, these contractors may experience difficulties, delay or increased costs in receiving materials from their vendors in the EU, which could have a material adverse effect on our UK-based contractors’ ability to provide the services or materials to us.
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
Any of these events could lead to clinical trial delays, failure to obtain regulatory approval, or impact our ability to successfully commercialize future products.
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
Certain provisions of the Affordable Care Act have been subject to executive, Congressional, and judicial challenges as well as efforts to repeal, replace, or otherwise modify them or alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. Any such changes could affect the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.
Other legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, will stay in effect until 2031 unless additional congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures.

These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. The Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be implemented but is likely to have a significant impact on the pharmaceutical industry.
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
In the future, we will need to grow our organization, or certain functions within our organization, substantially to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish them could prevent us from successfully growing our company.
Russia’s invasion of Ukraine and current adverse economic conditions could adversely affect our revenue, financial condition, or results of operations.
The global disruption to, and potential impacts on, the health of the global economy arising from, related to, or resulting from Russia’s invasion of Ukraine in February 2022 could affect our business and operations. For example, the credit and financial markets may be adversely affected by the war and measures taken in response thereto, potentially impacting our ability to raise adequate additional capital when needed or on favorable terms. In addition, current economic conditions, such as recent global supply chain disruptions, labor shortages, rising interest rates and inflation, may adversely impact our operations, for example by increasing our costs, disrupting our suppliers’ ability to provide us with materials and supplies needed for both our manufacturing and clinical trials, or causing delays to our clinical trial and manufacturing timelines, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.
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
We are subject to evolving and increasingly stringent obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, interruption of our clinical trials, and other adverse business consequences.
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
States have begun to introduce comprehensive privacy, data protection, and data security laws and regulations. For example, California enacted the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Additionally, the CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, expand the types of data breaches subject to the CCPA’s private right of action, establish a new California Privacy Protection Agency to implement and enforce the new law, and apply to personal information of business representatives and employees. Other states have enacted privacy, data protection, and data security laws. For example, Virginia recently enacted a comprehensive privacy, data protection, and data security law, the Consumer Data Protection Act, Colorado similarly enacted the Colorado Privacy Act, Utah recently enacted the Utah Consumer Privacy Act, and Connecticut enacted the Act Concerning Personal Data and Online Monitoring. Each of these state laws will become effective in 2023 and share similarities with but differ from the CCPA and CPRA. The obligations to comply with the CCPA and other evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection, and data security. For example, the EU GDPR, the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information, and violators of these laws face significant penalties. The processing of sensitive personal information, such as physical health condition and medical information, may impose heightened compliance burdens under the EU GDPR and is a topic of active interest among foreign regulators. The EU GDPR and UK GDPR confer a private right of action to data subjects and consumer associations, the right to lodge complaints with supervisory authorities, the right to seek judicial remedies, and the right to obtain compensation for damages. The obligations under the EU GDPR and UK GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the EU GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. In the event we enroll subjects in our ongoing or future clinical trials in Europe, we may be subject to additional privacy, data protection, and data security restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal information, including personal health data, regarding individuals in Europe as governed by the EU GDPR and UK GDPR. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems.
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
Legislation enacted on December 22, 2017, known as the Tax Cuts & Jobs Act (“TCJA”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act modifies certain of the changes made by the TCJA. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the TCJA, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. For example, the recently enacted Inflation Reduction Act of 2022 includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the TCJA, as amended by the CARES Act, the Inflation Reduction Act, or other newly enacted federal tax legislation.
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
•our ability to maintain our Nasdaq listing;
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
If we sell shares of our common stock or securities convertible into or exercisable for shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.
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
We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness or if we discover or develop additional material weaknesses or otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected and our financial statements may need to be restated.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. During the three-months ended September 30, 2022, we identified a deficiency in the operating effectiveness of controls in our financial statement close process that we considered to be a material weakness. An immaterial non-cash lease accounting error was identified in previously issued financial statements. While the identified error was not material, we considered the potential magnitude of the error(s) that could arise from the operating deficiency as potentially material. The material weakness existed prior to December 31, 2021. In Management's Annual Report on Internal Control over Financial Reporting included in our Form 10-K for the year ended December 31, 2021, filed on March 29, 2022, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2021. If management had been aware of this material weakness prior to the filing of our Form 10-K for the year ended December 31, 2021, management could not have concluded that our internal control over financial reporting was effective as of December 31, 2021. Management has performed procedures and has concluded that, notwithstanding the existence of this material weakness, our financial statements included in our Form 10-K for the year ended December 31, 2021 and in subsequent Quarterly Reports on Form 10-Q do not contain any material errors and may be relied upon.
If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: November 10, 2022	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ John Rakow
John Rakow
Senior Vice President, General Counsel and Acting Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2022	By:	/s/ Nancy Pecota
Nancy Pecota
Interim Controller (Principal Accounting Officer)