Form 10-K
period 2022-12-31
Adverum Biotechnologies, Inc.
filed 2023-03-30
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
100 Cardinal Way
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes  ☐ No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $114.9 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2022 of $1.20 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to be affiliated with an officer or director have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
As of March 17, 2023, the registrant had 100,559,291 shares of common stock, par value $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the Proxy Statement) for the 2023 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed by May 1, 2023, then the registrant will file an amendment to this Form 10-K on Form 10-K/A to include the Part III information in this Form 10-K.

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
•our research and development expenses could fluctuate and may increase;
•the timing or likelihood of regulatory submissions, designations and approvals;
•our plans to explore potential applications of our gene therapy platform in other indications in highly prevalent diseases;
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
•We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.
•We will need to raise additional funding, which may not be available on acceptable terms, or at all. If we fail to obtain additional capital necessary to fund our operations, we will be unable to successfully develop and commercialize our product candidates.
•We are not currently in compliance with Nasdaq’s continued listing standards, and if we are not able to regain compliance with Nasdaq’s continued listing standards our common stock may be delisted.
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
•The occurrence of serious complications or side effects that outweigh the therapeutic benefit in connection with or during use of our product candidates, whether in nonclinical studies or clinical trials or post-approval, could lead to discontinuation of our clinical development program, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business prospects, financial condition and results of operations.
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
•If we are unable to produce sufficient quantities of our product candidates at acceptable costs, we may be unable to meet clinical or potential commercial demand, lose potential revenue, have reduced margins, or be forced to terminate a program.
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
•We have relied, and expect to continue to rely, on third parties under contracts and partnerships to conduct some or all aspects of our research and development, including vector production, process development, assay development, product candidates and product manufacturing and testing, protocol development, clinical trials, product distribution, commercialization, nonclinical studies, research and related activities, and these third parties may not perform satisfactorily.
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
•Healthcare and other reform legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and, if approved, may affect the prices we may obtain.
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
•If we sell shares of our common stock or securities convertible into or exercisable for shares of our common stock in future financings, pursuant to licensing, collaboration or other arrangements, stockholders may experience immediate dilution and, as a result, our stock price may decline.

PART 1.
Item 1. Business
Overview
Adverum is a clinical-stage company that aims to establish gene therapy as a new standard of care for highly prevalent ocular diseases. We discover and develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our core capabilities include novel vector evaluation, cassette engineering, and ocular IND-enabling nonclinical and clinical development. In addition, we have in-house manufacturing expertise, specifically in scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control.
Ixo-vec (ADVM-022)
Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, is a single, in-office intravitreal (“IVT”) injection gene therapy product designed to deliver long-term durable therapeutic levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with bolus anti-vascular endothelial growth factor (“VEGF”) IVT injections. Ixo-vec utilizes an engineered, proprietary vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette capable of transducing retinal cells after a single in-office IVT injection. This product is intended to improve both real-world vision and quality of life outcomes for patients. Ixo-vec is currently being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”) who are responsive to anti-VEGF therapy.
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
In November 2018, we initiated the OPTIC trial, designed as a multi-center, open-label, dose-ranging, safety and efficacy trial of Ixo-vec in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment experienced, and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. We completed enrollment for OPTIC in July 2020 and will continue to present updated efficacy, aflibercept protein levels and safety data from the trial through two years and into the extension study as we continue to follow our subjects for an additional three years for a total of five years. To date, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, including continuous stable aflibercept protein levels from 10 weeks to three years, maintenance to improvement in best-corrected visual acuity and central subfield thickness (“CST”), a measure of fluid in and beneath the retina, as well as a reduction in CST fluctuations. Ixo-vec has been generally well tolerated, with the most common adverse events being dose-dependent adeno-associated virus (“AAV”) associated ocular inflammation that has been responsive to topical corticosteroid therapy.
Nonclinical studies have indicated that a 6 x 10^10 vg/eye (“6E10”) dose has the potential to achieve therapeutic levels of aflibercept. In April 2022, we announced we received feedback from the FDA via a Type C meeting written response related to our planned Phase 2 trial of Ixo-vec in wet AMD. We requested the FDA’s feedback to ensure alignment with the regulatory agency ahead of filing the Investigational New Drug (“IND”) amendment for our Phase 2 trial, which IND amendment was submitted on May 26, 2022.
In September 2022, we dosed the first subject in our Phase 2 LUNA (“LUNA”) trial of Ixo-vec. The LUNA trial is a multicenter, double-masked, randomized, parallel-group Phase 2 trial evaluating two doses of Ixo-vec - 2E11, the lower dose used in the OPTIC trial, and a new, lower 6E10 dose - in up to 72 subjects with wet AMD. The LUNA trial will assess four new enhanced prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. Specific regimens include topical difluprednate (“Durezol®”), dexamethasone intravitreal implant (“Ozurdex®”), and a combination of either topical Durezol® or IVT Ozurdex® with oral prednisone.
The trial will randomize the participants equally between the 2E11 and 6E10 Ixo-vec doses and will be conducted at approximately 40 sites in the U.S. and Europe. Four prophylactic corticosteroid regimens will be studied. The primary endpoints will be similar to the OPTIC trial and focus on mean change in best-corrected visual acuity and CST from baseline to one year, and incidence and severity of adverse events. Other endpoints will include aflibercept protein levels starting at 14 weeks, an interim efficacy and safety analysis at 26 weeks and will include a reduction in fluctuations in CST and in treatment burden. The study will also evaluate the effectiveness and tolerability of the prophylactic corticosteroid regimens.

In June 2022, we announced that the European Medicines Agency (“EMA”) has granted Ixo-vec Priority Medicines (“PRIME”) designation. PRIME is a program launched by the EMA to enhance support for research on and development of medicines that have demonstrated preliminary safety and efficacy and thus the potential to target a significant unmet medical need and bring a major therapeutic advantage to patients. This regulatory program offers developers of promising medicines enhanced interaction and early dialogue and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible. In November 2022, a PRIME kickoff meeting was held to initiate interaction with the EMA experts and to familiarize EMA with the product, development program, and planned regulatory strategy.
Immunogenicity to AAV therapy has been broadly reported to be associated both with systemic and ocular gene therapies, regardless of route of administration, and is generally understood to be dose-related. Based on an extensive evaluation of data from all of our subjects treated with Ixo-vec and all of our nonclinical data by internal and external experts, we believe that utilizing the 2E11 and 6E10 doses, along with the new enhanced prophylactic corticosteroid regimens, which include local corticosteroids and a combination of local and systemic corticosteroids, will allow us to minimize post-prophylaxis inflammation in our trial subjects going forward.
In May 2020, we initiated the INFINITY trial, a multi-center, Phase 2, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of Ixo-vec in subjects with diabetic macular edema (“DME”). A dose limiting toxicity at the 6E11 dose in this population with poorly controlled diabetes and micro vascular complications was identified in April of 2021. Consequently, we are no longer pursuing Ixo-vec for DME, nor are we evaluating the 6E11 dose in wet AMD. We have not seen similar subject safety concerns in any of our subjects at either the 2E11 dose in the INFINITY or OPTIC trials or the 6E11 dose in the OPTIC trial.
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
BCM affects approximately 1 to 9 in 100,000 males, worldwide. This X-linked recessive hereditary condition is caused by the absence of function in the L and the M opsin gene(s) and can manifest in loss of visual acuity, photosensitivity, myopia and infantile nystagmus that can persist into adulthood. Consequently, individuals with BCM have visual impairments to important aspects of daily living such as facial recognition, learning, reading, and daylight vision. Currently, there is no cure for BCM and to our knowledge, no other therapies to treat BCM are in development. We are collaborating with the families of patients affected with BCM (BCM Families Foundation) to help advance our therapies. In an effort to prioritize Ixo-vec clinical development and focus on establishing gene therapy as a new standard of care for highly prevalent ocular diseases, we are in the process of identifying a suitable partner to further develop this product candidate.
Recent Restructuring
In July 2022, we announced we had taken measures to restructure our operations, including reductions in both headcount and expenses to prioritize Ixo-vec’s clinical development, and focus our pipeline strategy on certain highly prevalent ocular diseases. The restructuring was completed in the fourth quarter of 2022. We expect these restructuring measures will be sufficient to extend our cash runway into 2025. See, however, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy program into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
Impact of COVID-19
Our results of operations and financial condition for the year ended December 31, 2022 were not significantly impacted by the COVID-19 pandemic. We are actively monitoring and managing our response to the COVID-19 pandemic and assessing actual and potential impacts to these areas. Please refer to the “Risk Factors” section for further discussion of the risks we face as a result of the COVID-19 pandemic.

Impact on Operations
We are continuously evaluating and addressing potential impacts of the COVID-19 pandemic on our operations, and are committed to the health and safety of our employees and their families. We have reopened our offices to allow our employees more flexibility to mix virtual and in-person work and to advance our culture and corporate goals. We believe this will also enable greater balance and well-being of our employees. We continue to update our policies and implement new practices to align with the current guidance from state and federal governments and health authorities. We believe these measures and others have allowed us to mitigate, but not eliminate, the effects and risks on our on-site operations posed by the COVID-19 pandemic.
Impact on Clinical Trials
The ultimate impact of the COVID-19 pandemic on our ongoing and planned clinical trials is uncertain and subject to change. To date, we believe we have experienced limited impact due to COVID-19 on our ongoing clinical programs, including the OPTIC and LUNA clinical trials. We are working closely with our clinical trial sites to monitor and attempt to address or limit the potential negative impacts of the evolving COVID-19 outbreak and the emergence of COVID-19 variants on subject safety, trial enrollment, continued participation and follow-up of subjects already enrolled in our clinical studies, protocol compliance, data quality, and overall study integrity. Despite these efforts, we are unsure as to whether the COVID-19 pandemic will significantly impact future trial enrollment or completion of our current or planned clinical studies.
Impact on Supply Chain and Manufacturing
While we have not yet experienced significant disruptions to our supply chain and manufacturing as a result of the COVID-19 pandemic, we cannot be certain that this trend will continue. Based on current information, we believe that our partners in our supply chain have been and will continue to serve us continuously. The COVID-19 pandemic and other factors have adversely impacted the global supply chain for other supplies and materials which could impact our future operations. To mitigate against future potential delays in supplies and materials we use in our operations, including product supply, we are continuously implementing additional measures to address potential risks as we identify them, including securing additional supplies and manufacturing capacity reserve, which have resulted in additional expenses and may result in other additional expenses in the future. Given the uncertainty regarding the impact delays and disruption in the global supply chain may have on our operations, we are unable to quantify the ultimate impact on our future results at this time.
Our Strengths
We believe we have the capabilities, resources, and expertise to enable Adverum to become a leading gene therapy company. These strengths include:
•industry-leading development capabilities in AAV ocular gene therapy and AAV product optimization, including cassette engineering and vectorizing therapeutic biologics;
•deep understanding of how immunogenicity impacts ocular gene therapy;
•a pipeline of gene therapy product candidates targeting the treatment of highly prevalent ocular diseases;
•deep expertise developing and administering clinical trials with a focus on regulatory compliance in the U.S and Europe;
•in-house gene therapy manufacturing expertise, specifically in scalable process development, assay development, and GMP quality control;
•maturing a portfolio of proprietary vectors with specific ocular cell tropism;
•a robust patent portfolio; and
•an experienced leadership team with expertise in ophthalmology, gene therapy, drug development, regulatory approval and commercialization.
Our Strategy
Our goal is to discover, develop, and commercialize novel gene therapies with the potential to treat patients living with highly prevalent ocular diseases. The key elements of our strategy to achieve this goal are to:
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

•Develop a single intravitreal injection gene therapy treatment to relieve the burden of frequent, chronic injections and improve real-world vision and quality of life outcomes. Our gene therapies are designed as a single, in-office IVT injection therapy to address the unmet needs of patients with highly prevalent ocular diseases. The current standards of care for wet AMD and other VEGF-mediated chronic retinal diseases require frequent injections for the duration of the disease. As an example, for wet AMD, a current standard-of-care treatment requires patients to receive IVT injections of anti-VEGF protein every 4-16 weeks. We believe that durable treatment to reduce injection frequency and improve long term visual outcomes is the largest unmet need for wet AMD patients and their caregivers. Lifetime need for frequent injections burdens patients, caregivers, healthcare providers and healthcare systems. Real world evidence shows reduction in patients’ vision over time associated with insufficient treatment, and the persistence of macular fluid between anti-VEGF injections, including as a result of poor adherence to the frequent injection regimen. Furthermore, bolus anti-VEGF injections may result in fluctuations in macular fluid that have been shown to have negative impacts on visual outcomes over time. A gene therapy administered as a single, in-office IVT injection has the potential to deliver long-term efficacy, reduce the burden of frequent anti-VEGF injections, minimize macular fluid and macular fluid fluctuation and improve vision outcomes for patients.
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
•Advance our pipeline by moving our early-stage research assets into our development pipeline and leverage our industry-leading capabilities in AAV vector and cassette optimization. Integrating our AAV engineering, cassette optimization and innovation together with our manufacturing expertise, we have the capability to generate high-quality recombinant AAV products. By expanding our understanding of AAV-induced inflammation and the intersection of ocular and systemic inflammatory responses, we are better able to generate optimal prophylaxis strategies and best in class IVT products. We believe that this knowledge, together with ongoing discovery of improved ubiquitous and cell-specific promoters will improve our ability to create optimized AAV cassettes for ocular gene therapy. We plan to use this expertise to expand our pipeline and manage the life cycle of our novel gene therapies.
•Collaborate with partners to leverage our industry-leading AAV vector expertise and ocular vector development and product delivery capabilities. We explore opportunities to work collaboratively with potential new partners that may benefit from our capabilities and expertise in AAV vector development or may be interested in licensing our rare disease programs.
•Expand our process development capabilities to support late-stage clinical trials and commercialization. Our manufacturing process is based on the Baculovirus/Sf9 production system, which has been used for a number of vaccines and recombinant protein therapies approved by the FDA and EMA, and is capable of producing large quantities of AAVs. Our strategy is to develop scalable processes to transfer to our global GMP contract manufacturers, providing a flexible manufacturing strategy to support a potential global supply.
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

•Significant investment by biopharmaceutical companies. The modality of gene therapy has received significant interest and investments by biopharmaceutical companies. Large, global biopharmaceutical companies, such as Astellas Pharma Inc., Biogen Idec Inc., Bristol-Myers Squib, CSL Behring, Daiichi Sankyo, Hoffmann-La Roche Ltd., Johnson & Johnson, Novartis, and Regeneron have increased their investment in the gene therapy field. Additionally, pure-play gene therapy companies, such as 4D Molecular Therapeutics, Passage Bio, REGENXBIO Inc., Rocket Pharmaceuticals, Sangamo Therapeutics, Sarepta Therapeutics, Sio Gene Therapies, Solid Biosciences, and uniQure N.V. have attracted recent investment in this growing field.
•Approval of cell and gene therapy products by regulatory authorities. The FDA and EC have approved several cell and gene therapy products, including AAV vector-based gene therapy products, several of which are currently being marketed.
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
•Low-integrating potential. Recombinant AAV vector genomes remain mainly as stable non-integrating episomes, mitigating safety concerns associated with genomic integration.
•Low inflammatory potential. Compared to other vectors used in direct gene therapy approaches, AAV vectors elicit relatively mild inflammatory reactions that may be mitigated with adequate corticosteroid prophylaxis.
•Ability to transduce non-dividing cells. AAV vectors can efficiently transduce non-dividing cells or slow-dividing cells such as retinal cells and hepatocytes, which allow production of the therapeutic protein at the site of the disease (e.g., wet AMD).
•Approval of cell and gene therapy products by regulatory authorities. The FDA and EC have approved several cell and gene therapy products, including AAV vector-based gene therapy products, several of which are currently being marketed.
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

Ixo-vec, Our Single Intravitreal Injection Gene Therapy Candidate for Treating “Wet AMD”
Ixo-vec, formerly referred to as ADVM-022, is our lead gene therapy product candidate being developed for the treatment of patients with wet AMD who are responsive to anti-vascular endothelial growth factor (“VEGF”) therapy of wet AMD. Ixo-vec is designed to deliver long-term, durable therapeutic levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with bolus anti-VEGF IVT injections. Ixo-vec utilizes an engineered, proprietary vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette capable of transducing retinal cells after a single in-office IVT injection. This product is intended to improve both real-world vision and quality of life outcomes for patients. Unlike other ophthalmic gene therapies that require a surgery to administer the gene therapy under the retina (sub-retinal approach), or a medical device to deliver the gene therapy (supra-choroidal approach), Ixo-vec has the advantage of being administered as a one-time IVT injection in the office and is designed to deliver long-term efficacy and reduce the burden of frequent anti-VEGF injections, optimize patient compliance, and improve vision outcomes for patients with wet AMD.
The AAV.7m8 capsid was engineered from AAV2 by directed evolution to efficiently transduce retinal cells following a routine intravitreal injection. The vector carries a vector genome (“vg”) encoding a codon-optimized cDNA of the aflibercept protein, a current standard of care in wet AMD, under the control of a strong, ubiquitous expression cassette.

Ixo-vec is a Novel Biofactory Approach to Gene Therapy Designed for Continuous Delivery of Aflibercept (Anti-VEGF) by Intravitreal Injection

Ixo-vec does not replace or modify an abnormal gene, but instead acts as a biofactory to continuously deliver anti-VEGF treatment to the retina with a single IVT injection

AAV.7m8 capsid
Promoter
Aflibercept (Anti-VEGF)
RNA
Aflibercept
Aflibercept Expression Cassette
Target Retinal Cell Expresses Aflibercept

RNA, ribonucleic acid; VEGF, vascular endothelial growth factor.
Grishanin, R. et al. Mol. Ther. 2019;27:118–29

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
The current standard of care therapy for wet AMD is chronic and requires frequent anti-VEGF injections for the duration of the disease. These are effective, but typically require eye injections every 4-16 weeks in order to maintain vision. Real-world evidence shows that this regimen can be difficult to adhere to for patients, caregivers, and healthcare systems, leading to undertreatment associated with persistent macular fluid as well as fluctuations of macular fluid, all resulting in loss of vision over time. We estimate that the standard-of-care anti-VEGF therapies used to treat wet AMD and other chronic retinal conditions that respond to anti-VEGF therapy generated in excess of $13 billion worldwide in sales in 2021.
Advancing the Clinical Development of Ixo-vec for Wet AMD
We initiated the Ixo-vec phase 1 clinical trial entitled “An Open Label Phase 1 Study of Ixo-vec (AAV.7m8-aflibercept) in Neovascular (Wet) Age-Related Macular Degeneration" (“OPTIC”) with the first subject dosed in November 2018. We received Fast Track designation from the FDA for Ixo-vec for wet AMD in September 2018. The last subject completed the two-year OPTIC trial in June 2022. Most of the subjects have enrolled in a three-year extension study to continue to monitor safety and efficacy out to a total of five years.
The OPTIC trial was designed as a multi-center, open-label, Phase 1, dose-ranging safety trial of Ixo-vec in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment-experienced, and previously required frequent anti‑VEGF injections to manage their wet AMD and to maintain functional vision.
In OPTIC, subjects were dosed with a single IVT injection of Ixo-vec. Subjects in cohort 1 (n=6) were treated with a 6E11 dose of Ixo-vec. Subjects in cohort 2 (n=6) were treated with a three-fold 2E11 dose of Ixo-vec. Subjects in cohorts 1 and 2 received a 13-day tapering course of prophylactic oral corticosteroids following Ixo-vec administration. Subjects in cohort 3 (n=9) were treated with a 2E11 dose of Ixo-vec, and subjects in cohort 4 (n=9) were treated with a 6E11 dose of Ixo-vec. Subjects in cohorts 3 and 4 received a 6‑week tapering course of prophylactic topical corticosteroids in place of the oral corticosteroids.
The primary endpoint of the trial was the safety and tolerability of Ixo-vec after a single IVT administration. Secondary endpoints include changes in best-corrected visual acuity (BCVA), measurement of central subfield thickness (“CST”, a measure of retinal thickness), as well as mean number of anti-VEGF supplemental injections and percentage of subjects needing anti-VEGF supplemental injections. Each subject enrolled was followed for a total of two years in OPTIC.
Final 2-Year Analysis. *Subjects received prophylaxis of 60 mg oral prednisone for 6 days starting at Day –3 followed by 7-day taper. **Subjects received prophylaxis of QID difluprednate eye drops for 3 weeks starting at Day 1 followed by a 3-week taper. Final analysis includes all participants regardless of baseline neutralizing antibody titer. AAV, adeno-associated virus; AMD, age-related macular degeneration; BCVA, best corrected visual acuity; CST, central subfield thickness; ETDRS, Early Treatment Diabetic Retinopathy Study; IVT, intravitreal therapy; QID, four times daily; SD-OCT, spectral domain optical coherence tomography; NCT03748784.

In OPTIC, Ixo-vec showed a robust treatment response from both doses through 104 weeks. Subjects who received 6E11 of Ixo-vec, Cohorts 1 and 4, experienced a 98% reduction in annualized anti-VEGF injections and 80% remained supplemental anti-VEGF injection free. Subjects who received 2E11 of Ixo-vec, Cohorts 2 and 3, experienced an 80% reduction in annualized anti-VEGF injections and 53% remained supplemental anti-VEGF injection free. The last subject completed the OPTIC study in June 2022. We have initiated an extension study to continue to follow our subjects for an additional three years for a total of five years. Ixo-vec continues to be well tolerated with a favorable safety profile at both doses. We will continue to present updated efficacy, aflibercept protein levels and safety data as the subjects progress through the extension study.
The graphics below show selected data from OPTIC and the OPTIC long-term extension trial, including the 80% to 98% reduction in annualized anti-VEGF injections observed following Ixo-vec IVT injection; maintenance of continued aflibercept protein levels through three years post Ixo-vec injection; and maintenance of BCVA and CST through two years post Ixo-vec injection. We also present a case study showing that in a subject who had experienced high or fluctuating fluid and CST prior to receiving Ixo-vec, a single Ixo-vec IVT injection reduced absolute levels and fluctuations in fluid and CST through two years post injection.
Final 2-Year Analysis 2022.
Annualized rate (Prior) = (number of IVTs in 12 months prior to Ixo-vec) / (days from the first IVT in the past 12 months to Ixo-vec / 365.25).
Annualized rate (Post) = (numbers of aflibercept IVTs since Ixo-vec) / (days from Ixo-vec to the last study follow-up / 365.25).
NAb, neutralizing antibody; VEGF, vascular endothelial growth factor.

Final 2-Year Analysis 2022. *Modeled based on Do et al. Retina 2020; 40:643-647. ** Participant received supplemental aflibercept injections. Protocol amendment for aqueous sample collection for participants that consented. To isolate the effect of ADVM-022, samples that were collected within 2 months of supplemental aflibercept are not shown.

Ixo-vec Maintains or Improves BCVA and CST Through 2 Years

Mean BCVA (90% CI) by Cohort and Week
Mean BCVA (90% CI)
Week
Ixo-vec 2x10^11
Ixo-vec 6x10^11
*

Mean BCVA (letters) change from baseline to last visit (90% CI)

+0.2 (-4.6, 5.0)
$2x10^{11}$ vg/eye

-0.2 (-3.4, 3.0)
$6x10^{11}$ vg/eye

Mean CST (90% CI) by Cohort and Week
Mean CST (90% CI)
Week
Ixo-vec 2x10^11
Ixo-vec 6x10^11

Mean CST (µm) change from baseline to last visit (90% CI)

-60.2 (-99.1, -21.3)
p = 0.017**
$6x10^{11}$ vg/eye

-92.9 (-153.3, -32.6)
p = 0.017**
$2x10^{11}$ vg/eye

**Cataract surgery*
***Derived from a two-sample t-test.*

Final 2-Year Analysis

Data Cut: Feb 24, 2022. *No CST reading available at week 104. BCVA at week 104 was 58 letters.
In September 2022, we dosed the first subject in our Phase 2 LUNA trial of Ixo-vec. The LUNA trial is a multicenter, double-masked, randomized, parallel-group Phase 2 trial evaluating two doses of Ixo-vec - 2E11, the lower dose used in the OPTIC trial, and a new, lower 6E10 dose - in up to 72 subjects with wet AMD. The LUNA trial will assess four new enhanced prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. Specific regimens include topical difluprednate (“Durezol®”), dexamethasone intravitreal implant (“Ozurdex®”), and a combination of either topical Durezol® or IVT Ozurdex® with oral prednisone.
The trial will randomize the participants equally between the 2E11 and 6E10 Ixo-vec doses and will be conducted at approximately 40 sites in the U.S. and Europe. Four prophylactic corticosteroid regimens will be studied. The primary endpoints will be similar to the OPTIC trial and focus on mean change in best-corrected visual acuity and CST from baseline to one year, and incidence and severity of adverse events. Other endpoints will include aflibercept protein levels starting at 14 weeks, an interim efficacy and safety analysis at 26 weeks and will include a reduction in fluctuations in CST and in treatment burden. The study will also evaluate the effectiveness and tolerability of the prophylactic corticosteroid regimens.
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
BCM affects approximately 1 to 9 in 100,000 males, worldwide. This X-linked recessive hereditary condition is caused by the absence of function in the L and the M opsin gene(s) and can manifest in loss of visual acuity, photosensitivity, myopia and infantile nystagmus that can persist into adulthood. Consequently, individuals with BCM have visual impairments to important aspects of daily living such as facial recognition, learning, reading, and daylight vision. Currently, there is no cure for BCM.
In addition to Ixo-vec and ADMV-062, we are currently conducting nonclinical studies on additional product candidates that we may advance in the future.

Partnered Program Product Candidates
We have licensed to GenSight rights to use AAV.7m8 for GS030 gene therapy encoding channelrhodopsin protein. GenSight is conducting a phase I/II trial in retinitis pigmentosa in the U.S., France, and U.K., which began in October 2018. In October 2021, GenSight announced it had been granted Fast Track Designation by the FDA for GS030 and in February 2023, announced one-year safety data and efficacy signals from its PIONEER Phase I/II clinical trial for retinitis pigmentosa.
Manufacturing
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
Our products are manufactured using cell banks and a scalable process developed internally and externally that are transferred to approved Contract Manufacturing Organizations (“CMOs”). These CMOs produce investigational drugs under GMP conditions to support our clinical trials. High quality raw materials are purchased from various suppliers and are used throughout the manufacturing process.
We continue to evaluate new raw material suppliers, as well as additional CMOs, in order to provide manufacturing flexibility. As we prepare for larger, late-stage clinical trials and potential commercialization, we have in-house process development capabilities, allowing us to develop larger-scale processes for transfer to our global GMP contract manufacturers. We leverage GMP contract manufacturer partnerships for flexible clinical and future commercial supply. This strategy capitalizes on our internal AAV manufacturing expertise while providing both security, expandability and flexibility as we prepare to potentially deliver one of the first gene therapies for large indications.
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
Our gene therapy Ixo-vec for wet AMD utilizes a proprietary vector and is administered through a single intravitreal injection and will compete with a variety of therapies currently marketed and in development, including biologics, small molecules, long-acting delivery devices and gene therapy. The key factors that contribute to success of any approved product include safety profile, efficacy, durability, mode of administration and cost of goods. Existing anti-VEGF therapies are well-established therapies and are widely accepted by physicians, patients and third-party payers as the standard-of-care treatment of patients with wet AMD.

We know of a significant number of product candidates in development or recently approved for chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD, and we group them into five main categories:
•biosimilar anti-VEGFs (e.g., FYB201);
•bispecific / combination / add-on therapy for efficacy or durability improvement (e.g., Vabysmo® (faricimab) and OPT-302);
•next-generation anti-VEGF for durability improvement;
•long-acting delivery device / gene therapy to lower treatment frequency (e.g., RGX-314); and
•other molecules that inhibit neovascularization in wet AMD (e.g., tyrosine kinase inhibitors).
There are several other companies with marketed products or products in development for the treatment of chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD. These companies include 4D Molecular Therapeutics, Bayer, Clearside Biomedical, EyePoint Pharmaceuticals, Hoffmann-La Roche Ltd., Novartis, Ocular Therapeutix, Regeneron and REGENXBIO.
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
GenSight Biologics
In February 2014, we entered into an agreement with GenSight Biologics (“GenSight”), in which we granted GenSight a non-exclusive license to our proprietary AAV.7m8 vector to develop gene therapy products to deliver certain therapeutic transgenes. Under the agreement, we are eligible to receive development, regulatory and commercial milestones. Also, we are eligible to receive low to mid-single digit royalties on sales of GenSight’s licensed products.
GenSight is currently developing GS030, a gene therapy encoding channelrhodopsin protein which incorporates the AAV.7m8 capsid. GenSight is conducting a phase I/II trial with GS030 to treat retinitis pigmentosa in the U.S., France, and the U.K., which began in October 2018. In October 2021, GenSight announced it had been granted Fast Track Designation by the FDA for GS030 and in February 2023, announced one-year safety data and efficacy signals from its PIONEER Phase I/II clinical trial for retinitis pigmentosa.

Lexeo Therapeutics
In January 2021, we entered into an agreement with Lexeo Therapeutics (“Lexeo”), pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and know how associated with our Friedrich’s Ataxia program. Under the agreement, we are eligible to receive development and commercial milestones and royalties related to sales of a product containing our licensed rights. Lexeo is currently developing LX2006, an adeno-associated virus mediated treatment.
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
As of March 1, 2023, we own or license more than 365 issued patents that are still in force, including more than 35 issued U.S. patents and 11 European patents validated cumulatively in more than 245 countries, as well as more than 210 patent applications pending in the U.S. and foreign jurisdictions, three of which have been allowed. These numbers include more than 50 patents and 35 pending applications filed by or on behalf of universities which have granted us exclusive license rights to the technology. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek patent protection in the U.S. and abroad for a variety of technologies, including research tools and methods, AAV-based biological products, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-owned Intellectual Property
We own at least four patent families that are directed to AAV-based compositions and methods for treating or preventing eye diseases associated with neovascularization. Patents and applications in the first of these families relate to compositions and methods for the AAV-based delivery of anti-VEGF proteins, for use in treating neovascular diseases of the eye, including wet AMD and diabetic retinopathy, in patients who respond to anti-VEGF protein therapy. Nineteen patents in this family have issued in the U.S., elsewhere in North America, Europe and the Asia/Pacific region, and nine corresponding applications are pending in the U.S., elsewhere in North America, Europe, and the Asia/Pacific region. Patents in this family are generally expected to expire in 2033, subject to possible patent term adjustments and patent term extensions. Patents and applications in the second of these families relate to AAV gene therapy for the treatment of neovascular diseases of the eye, including wet AMD and diabetic retinopathy, using the AAV.7m8 vector to deliver aflibercept. One issued European patent is validated in thirty-seven countries, seven patents are issued in North America, the Asia/Pacific region, Israel and South Africa, and at least thirteen corresponding applications are pending in the U.S., elsewhere in North America, Europe, and Asia/Pacific region. Patents in this family are generally expected to expire in 2037, subject to possible patent term adjustment and patent term extensions. The third of these families contains granted applications in Europe (validated in 37 countries), Japan, and pending U.S. and corresponding foreign applications directed to AAV gene therapy for the treatment of neovascular diseases of the eye, including wet AMD and diabetic retinopathy, using the AAV.7m8 vector to deliver ranibizumab. Patents that may eventually issue from this patent family, if any, are generally expected to expire in 2037, subject to possible patent term adjustments and patent term extensions. The fourth family contains 27 pending applications, and is directed to methods of treating neovascular diseases of the eye, including wet AMD and diabetic retinopathy, with AAV.7m8-aflibercept. Patents that may eventually issue from this family, if any, are generally expected to expire in 2039 to 2041 subject to possible patent term adjustments and patent term extensions.
We also own eleven patent families that are directed to various aspects of our proprietary technology platform. Fourteen patents in these families have issued patents in the U.S., Europe, and the Asia/Pacific region, including one issued European patent validated in six countries, as well as at least forty-nine pending applications, including PCT applications or national phase applications in the U.S., elsewhere in North America, Europe, and the Asia/Pacific region. Patents that may eventually issue from these families, if any, are generally expected to expire between 2035 and 2041, subject to possible patent term extensions.
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
Another patent family directed to improved rAAV virions that we have exclusively licensed includes three granted U.S. patents that are expected to expire in 2031, subject to possible patent term extensions.
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
We have exclusively licensed a family of patents and applications related to the treatment of cardiomyopathy associated with Friedreich’s Ataxia. This family includes two patents granted in the U.S., one in New Zealand and fourteen pending applications in the U.S. and elsewhere in North America, Europe, Asia, and the Pacific. Patents that grant from this patent family are generally expected to expire in 2033, subject to possible patent term extensions and adjustments. In January 2021, we granted an exclusive (even as to us) sublicense to this patent family, which does not relate to ADVM-022, to Lexeo Therapeutics.

Trade Secret Protection
In some circumstances we may rely on trade secrets to protect aspects of our technology and product candidates, including aspects for which we do not obtain patent protection. We seek to protect our trade secrets and confidential information, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our confidential information and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. However, trade secrets can be difficult to protect. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Relating to Our Intellectual Property.” of this Annual Report on Form 10-K.
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
The FDA has published a growing body of guidance documents on topics relevant to the development of our product candidates, including, among other things: gene therapy products developed for retinal disorders and rare diseases; patient-focused drug development and nonclinical testing of gene therapy products; CMC information requirements for gene therapy; and observation of subjects involved in gene therapy studies for delayed adverse events. All of these guidance documents are intended to facilitate the industry’s development of gene therapy products. Guidance documents provide the FDA’s current thinking about a particular subject, but are not legally binding on either the FDA or the regulated industry.
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
All clinical research performed in the United States (“U.S.”) in support of a BLA must be authorized in advance by the FDA as described above. However, a sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA will accept a well-designed, well-conducted, non-IND foreign clinical trial as support for a BLA if (i) the clinical trial was conducted in accordance with GCP as further detailed in the regulation, including review and approval by an independent ethics committee, and (ii) if the FDA is able to validate the data from the clinical trial through an onsite inspection, if necessary. In addition, when an applicant submits data from a foreign clinical trial not conducted under an IND to support a BLA, the FDA requires a description of the actions the applicant took to ensure that the research conformed to GCP. Further, additional requirements apply when a sponsor intends to base marketing approval of a new drug solely on foreign clinical data.
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
Similar to the U.S., the various phases of nonclinical and clinical research in the European Union (“EU”) are subject to significant regulatory controls. Previously, in the EU, pursuant to the EU Clinical Trials Directive 2001/20/EC, a clinical trial application had to be submitted to each country’s national regulatory authority in which the clinical trial was to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. Although the Directive sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive in a manner that is often not uniform. This led to variations in the rules governing the conduct of clinical trials in the individual EU Member States. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on 31 January 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. Pursuant to the Regulation, the sponsor shall submit a single application for approval of a clinical trial via the EMA's Clinical Trials Information System, or CTIS, which will cover all regulatory and ethics assessments from the member states concerned. Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 must be made through CTIS. Once the CTA is approved in accordance with a member state's requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the EU is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU database.
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
Before licensing a BLA, the FDA will inspect the facilities at which the biologic is manufactured and will not license the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements. The FDA may also inspect the site(s) at which the clinical trials were conducted to assess their GCP compliance and will not approve the product unless compliance with the IND study requirements and GCP requirements is satisfactory. The FDA may also inspect the facilities of the sponsor to ensure that processes and procedures are in compliance with GMP/GCP requirements.
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
Privacy Laws
In the ordinary course of our business, we may process confidential, sensitive, and proprietary information, including personal information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards governing data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, (collectively, “CCPA”), the EU General Data Protection Regulation (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”), law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and The Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations (collectively, “HIPAA”). In addition to the CCPA, several other states within the U.S., such as Virginia and Colorado, passed comprehensive privacy laws and similar laws are being considered in several other states, as well as at the federal and local levels.
The EU GDPR and CCPA are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any actual or perceived noncompliance.
For example, European data privacy and security laws (including the EU GDPR, and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. These obligations may include limiting personal information processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal information processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal information; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal information; mandating notice of certain personal information breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.
The CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to correct or delete the individual’s personal information, and to opt out of certain personal information disclosures). Also, the CCPA provides for administrative fines and a private right of action for certain data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expanded the CCPA. The CPRA’s recent amendments to the CCPA established a new regulatory agency to implement and enforce the law.

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
For more information regarding the risks to our business related to laws and regulations to which we are or may become subject, see “Risk Factors—Risks Related to Our Business Operations.”
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
•The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the U.S. Attorney General or as a qui tam action by a private individual (a whistleblower) in the name of the government and the individual, and the whistleblower may share in any monetary recovery. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing sham consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. Because of the threat of treble damages and mandatory penalties per false or fraudulent claim or statement, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
•Federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, which also, prohibits, among other things, executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false, fictitious, or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

Coverage and Reimbursement and Healthcare Reform Legislation
Significant uncertainty exists as to the coverage and reimbursement status of gene therapy products. In the U.S. and other countries, sales of any products for which we receive marketing approval will depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. A number of gene or cell therapy products have been approved over the past several years by the FDA. For example, although CMS has approved coverage for Chimeric Antigen Receptor T-cell therapies, such as Yescarta and Kymriah, and has established reimbursement methods for these therapies, these policies could be changed in the future. CMS’s decision as to coverage and reimbursement for one product does not mean that all similar products will be eligible for analogous coverage and reimbursement. As there is no uniform policy for coverage and reimbursement amongst third-party payers in the U.S., even if CMS approves coverage and reimbursement for any of our product candidates, it is unclear what affect, if any, such a decision will have on our ability to obtain and maintain coverage and adequate reimbursement from other private payers.
Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.
By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, by increasing the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care plans, addressing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and imposing annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and other measures, and tightening of restrictive policies in jurisdictions with existing controls and other measures, could limit coverage of or payments for pharmaceuticals, or affect rebates or other price concessions owed on such products. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, eliminated the tax-based payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argue the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 “Inflation Reduction Act” into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.
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
In addition, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. The Inflation Reduction Act also, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022 directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. It is possible that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare financing, more rigorous coverage criteria, and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from commercial payers. Coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
International Regulation
In addition to regulations in the U.S., we or our collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we or our collaborators must obtain approval from the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the drug in those countries. Many countries outside of the U.S. have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. To obtain regulatory approval of a biological medicinal product under EU regulatory systems, we must submit a marketing authorization application. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
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

The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has led to diversion between the UK and EU regulatory environments, and there is significant uncertainty concerning the extent to which the UK and the EU regulatory environments may diverge further in the future. Any further divergence may lead to increased costs and administrative burden. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement. The Agreement formally entered into force on May 1, 2021. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extend to procedures such as batch release certification and Great Britain (England, Scotland and Wales) is treated as a third country. Northern Ireland, with regard to EU regulations, continues to follow the EU regulatory rules. As part of the Agreement, the EU and the UK will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK continues to accept EU batch testing and batch release, but has recently conducted a consultation as to the future strategy for batch testing policy; two years notice will be provided of any changes to such a policy. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland is, however, covered by centralized marketing authorizations granted by the EC. The UK Medicines and Healthcare products Regulatory Agency is the UK competent authority for the regulation and authorizations or medicinal products in the UK. Some diversion has already taken place, most notably the EU’s regulatory environment for clinical trials has been harmonized as part of the Clinical Trials Regulation. It is currently unclear as to what extent the UK will seek to align its regulations with the EU. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the UK.
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
Data and Marketing Exclusivity. In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier qualify for eight years’ data exclusivity upon marketing authorization and an additional two years’ market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Data exclusivity periods are currently the same in Great Britain as in the EU. However, following Brexit, the UK could change the duration of data exclusivity periods under its national legislation.

Environmental, Health and Safety Regulation
We are subject to numerous foreign, federal, state and local environmental, health and safety (“EHS”) laws and regulations relating to, among other matters, safe working conditions, product stewardship, environmental protection, and handling or disposition of products, including those governing the generation, storage, handling, use, transportation, release, and disposal of hazardous or potentially hazardous materials, medical waste, and infectious materials. Some of these laws and regulations also require us to obtain licenses or permits to conduct our operations. If we fail to comply with such laws or obtain and comply with the applicable permits, we could face substantial fines or possible revocation of our permits or limitations on our ability to conduct our operations. Certain of our development and manufacturing activities involve use of hazardous materials, and we believe we are in compliance with the applicable environmental laws, regulations, permits, and licenses. However, we cannot ensure that EHS liabilities will not develop in the future. EHS laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, including requirements in the EU relating to the restriction of use of hazardous substances in products, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.
Human Capital Management
As of December 31, 2022, we had approximately 123 full-time employees. Of these employees, 25 hold Ph.D. or M.D. degrees, 89 are engaged in research and development, and 34 are engaged in business development, finance, legal, human resources, facilities, information technology, and general management and administration. We also engage temporary employees and consultants. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our employee engagement is highly favorable, which we attribute to our shared mission of transforming the lives of those affected by highly prevalent ocular diseases and has led to our being named a Top Workplace for each of 2021 and 2022 by Bay Area News Group.
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
Diversity, Equity and Inclusion
We are committed to diversity, equity and inclusion (“DEI”) across all aspects of our company, including hiring, promotion and development practices. As of December 31, 2022, racial and ethnic minorities represented 65.9% of our employee base. 52% of our workforce were women and 50% of our positions at director-level and above were held by women. Our employees bring diversity to our workplace across many critical categories, and we believe our company is stronger as a result of our diverse experiences and backgrounds. We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. We continue to implement employee-led resource groups (“ERGs”) and to assemble DEI-related resources for our employees. We currently have two ERGs that represent and support two diverse communities in our workforce: SOAR (Supporting Women of All Ranks ERG), providing support and mentorship for our female workforce, including guidance on career advancement and the LGBTQ+ (Pride ERG), working to foster an inclusive workplace culture that supports our LGBTQ+ workforce. These ERGs mentor, foster, encourage and inspire employees in all stages of their careers by providing access to senior leadership, peer groups, mentoring and other valuable resources to help them pursue their career ambitions.
Compensation and Benefits
Our commitment to our employees starts with benefit and compensation programs that value their contributions and offer physical, financial and personal health programs to them and their families. We strive to provide pay, benefits and services that are competitive to market and create incentives to attract and retain employees. Our compensation package includes market-competitive pay, broad-based stock grants and bonuses, healthcare and retirement benefits, and paid time off. We also offer an Employee Stock Purchase Program through which employees can purchase company stock at a discounted price and offer stipends to cover expenses associated with working from home and the use of personal devices for work purposes. Additionally, we continue to advance transparency in our pay and representation data by complying with all applicable statutory filing requirements.

Communication and Engagement
We strongly believe that Adverum’s success depends on our employees understanding how their work contributes to the company’s overall strategy. We strive to foster open and direct communication and seek to empower our employees to be our greatest ambassadors. We use a variety of channels to facilitate this exchange of information, including quarterly business updates from the senior management team; regular all hands meetings, open forums and company-wide written communications; postings on our company intranet; and employee engagement surveys.
Health, Wellness and Safety
Employee safety and well-being is of paramount importance to us, particularly in light of COVID-19. In response to the pandemic, we have taken extra precautions to reduce the risk of virus exposure for our employees. We provide protective equipment for our employees working on site, have implemented new safety protocols and procedures, and provide access to COVID-19 rapid testing. We have also established a governance structure to ensure timely communication and decision making. For our remote employees, we provide productivity and collaboration tools and resources, allow flexible schedules and support their information technology needs. We also regularly promote employee assistance programs to support our employees’ physical, financial and mental well-being.
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
Our principal executive offices are located at 100 Cardinal Way, Redwood City, CA 94063, and our telephone number is (650) 656‑9323. Our website address is www.adverum.com. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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
We have incurred significant operating losses since we were founded in 2006 and expect to incur significant losses for the foreseeable future as we continue development of our product candidates. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, regulatory compliance activities and, if any of our product candidates is approved, sales, marketing and other activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years or longer.
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
We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.
We currently expect our cash, cash equivalents and short-term investments to fund our planned operations into 2025. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials, investments into our manufacturing capabilities, the scope of our research and development activities, continued compliance with and receipt of rent under our sublease, and changing circumstances beyond our control, that may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned through collaboration agreements and public or private financings. If we run low on capital and are unable to successfully raise additional funds on terms acceptable to us, we may need to significantly curtail some or all of our development activities.
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
We will require substantial future capital in order to complete the nonclinical and clinical development for our product candidates and potentially to commercialize these product candidates. Any future clinical trials or ongoing clinical trials of our product candidates could cause an increase in our spending levels, as would other corporate activities, such as expenses related to manufacturing supply of our product candidates. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:
•the type, number, scope, progress, costs, results of and timing of any future nonclinical studies and clinical trials of any of our product candidates that we are pursuing or may choose to pursue in the future;
•the need for, and the progress, costs and results of, any additional clinical trials or nonclinical studies of our product candidates we may initiate based on the results of any clinical trials that we may plan or discussions with the United States Food and Drug Administration (“FDA”) or other regulatory authorities outside the United States (“U.S.”), including any additional clinical trials or nonclinical studies the FDA or other regulatory authorities outside the U.S. may require evaluating the safety of our product candidates;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•the costs and timing of obtaining or maintaining manufacturing for our product candidates, including internal and external commercial manufacturing;
•The availability and cost of acquiring and shipping of supplies necessary for manufacturing and clinical trials;
•the costs and timing of establishing sales, marketing, distribution and other commercial capabilities;
•the terms and timing of establishing collaborations, license agreements and other partnerships;
•costs associated with any new product candidates that we may develop, in-license or acquire;
•the effect of competing technological and market developments;
•our ability to establish and maintain partnering arrangements for development;
•the cost and timing of establishing enhanced internal controls over financial reporting; and
•the costs associated with being a public company.
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

If we are unable to obtain funding on a timely basis, we may be unable to complete any current or future clinical trials for our product candidates and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.
We are not currently in compliance with Nasdaq’s continued listing standards, and if we are not able to regain compliance with Nasdaq’s continued listing standards our common stock may be delisted.
Our common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “ADVM.” On November 18, 2022, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market notifying us that we were out of compliance with the Nasdaq $1.00 per share minimum closing bid price rule. We have until May 17, 2023, to regain compliance with the minimum bid price rule. If we do not achieve compliance by May 17, 2023, we may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event Adverum receives notice that its common stock is being delisted, Nasdaq rules permit Adverum to appeal any delisting determination by the Nasdaq staff to a Hearings Panel. Accordingly, our common stock is subject to the risk of being delisted.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), where we hold a small portion of our cash and cash equivalents, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those funds in excess of the standard FDIC insurance limits, under a systemic risk exception. As of March 13, 2023, we had access to our cash and cash equivalents at SVB; however, there is uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business operations if our ability to access funds at SVB or any other banks we use is compromised.
Risks Related to the Discovery and Development of Our Product Candidates
Our business will depend substantially on the success of one or more of our product candidates. If we are unable to develop, obtain regulatory approval for, or successfully commercialize, any or all of our product candidates, our business will be materially harmed.
We currently have one product candidate in clinical trials, and if that product candidate is not successful our business could be materially impacted. Our other product candidates are in the early stages of development and will require substantial nonclinical and/or clinical development and testing, manufacturing process improvement and validation, clinical studies and regulatory approval prior to commercialization. It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:
•successful completion of nonclinical studies and clinical trials, including the ability to demonstrate safety and efficacy of our product candidates;
•receipt of marketing approvals for any future products for which we complete clinical trials, including securing regulatory exclusivity to the extent available;
•establishing commercial manufacturing capabilities, for example, by engaging third-party manufacturers, partnering with a pharmaceutical licensee with manufacturing capabilities, or developing our own manufacturing capabilities that can provide products and services to support clinical development and the market demand for our product candidates, if approved;
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
Of the large number of biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a biologics license application (“BLA”) to the FDA or marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”), and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution, or be conditional on future development activities and clinical results. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval, or, if approved, successfully commercialize, any of our product candidates, we may not be able to generate sufficient revenue to continue our business.
Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors.
Drug development has inherent risk. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, for the treatment of wet age-related macular degeneration (“wet AMD”), uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may generate unexpected results in clinical trials in the future, such as the dose-limiting toxicity at the 6 x 10^11 vg/eye (“6E11”) dose tested in the INFINITY trial in diabetic macular edema (“DME”) subjects. Although we will be bound by the generally applicable laws governing approval, the fact that our product is a gene therapy and the broad patient population that it is intended to treat means that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.
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
The occurrence of serious complications or side effects that outweigh the therapeutic benefit in connection with or during use of our product candidates, whether in nonclinical studies or clinical trials or post-approval, could lead to discontinuation of our clinical development program, refusal of regulatory authorities to approve our product candidates or, post-approval, revocation of marketing authorizations or refusal to approve new indications, which could severely harm our business prospects, financial condition and results of operations.
During the conduct of nonclinical studies and clinical trials, animal models and human subjects may experience changes in their health, including illnesses, injuries and discomforts. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. In addition, subjects may not comply with the requirements of the study, such as missing physician visits or not taking eye drops as prescribed, which may result in changes to their health or vision that are then attributed to the product candidate. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. For example, a dose-limiting toxicity at the 6E11 dose tested in our INFINITY trial in DME subjects resulted in our announcement on July 22, 2021 that we were discontinuing development of Ixo-vec for the DME indication. It is possible that as we test Ixo-vec and other product candidates, in current and future clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, including the dose-limiting toxicity at the 6E11 dose tested in the INFINITY trial, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. In some cases, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates causes serious or life-threatening side effects, or side effects that outweigh the therapeutic benefit of the product candidate, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operations.
In order to understand the safety of our product candidates, when a subject experiences a negative health event during a clinical trial, we must determine if it is related to our product candidate. The subjects we enroll in our clinical trials for our current product candidates are generally less healthy than the general population, which increases the likelihood that a negative health event, unrelated to our product candidate, may occur. These health events may be misattributed to our product candidate, either by us, our investigators, or by regulators. Such misattribution could cause regulatory approval of our product candidates to be denied or delayed. For example, the subjects enrolled in our wet AMD trials are often geriatric and have other health conditions unrelated to wet AMD. We cannot assure you that we will be able to accurately determine whether or not a negative health event experienced by a subject in any of these or subsequent trials was related to Ixo-vec, nor can we assure you that the FDA or other regulatory authorities outside the U.S. responsible for reviewing the safety of Ixo-vec will agree with our determination. If a subject in one of our clinical trials experiences a negative health event, and that event is misattributed to Ixo-vec, the trial and other trials of Ixo-vec may be placed on clinical hold, and regulatory approval of Ixo-vec may be delayed or denied.
In addition, if a subject enrolled in one of our clinical trials experiences a negative health event, the subject may be forced to withdraw from our trial, or may become temporarily unavailable for follow-up visits, which may impact the amount or quality of data we obtain from our trial, which in turn may delay or prevent regulatory approval of our product candidate. Because subjects we enroll in our clinical trials for any of our product candidates are likely to be less healthy than the general population, and particularly in trials like OPTIC that enroll a small number of subjects, this risk is increased.
Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, dose-related ocular inflammation is a known side effect of Ixo-vec administration, but the duration of inflammation caused by Ixo-vec, our ability to prevent or manage that inflammation using corticosteroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. The primary purpose of our LUNA trial is to identify the best combination of a prophylactic corticosteroid regimen and dose of Ixo-vec that minimizes post-prophylactic inflammation while at the same time providing efficacy. If we are unable to manage this inflammation appropriately, we may not be able to further develop Ixo-vec and the FDA or other regulatory authorities outside the U.S. may not approve Ixo-vec. Even if we achieve marketing approval, doctors may not prescribe, and patients may not use, Ixo-vec or our other product candidates if they deem the levels or risk of inflammation to be unacceptable or if they are unwilling or unable to use the required prophylactic corticosteroid regimen. Further, patients treated with Ixo-vec could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of Ixo-vec or could cause unanticipated adverse reactions to Ixo-vec. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any therapeutic protein or injection of gene therapies that express a therapeutic protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection, such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
Additionally, our lead product candidate, Ixo-vec, is designed for long-term, sustained expression of an exogenous protein, aflibercept. Even though EYLEA® (aflibercept) has been approved by several regulatory authorities, including the FDA, for the treatment of wet AMD, there may be side effects associated with aflibercept being expressed via a gene therapy treatment modality. If such side effects are serious or life threatening, the development of our product candidate and future product candidates may fail or be delayed, or, if such product candidate(s) have received regulatory approval, such approval may be revoked, which would severely harm our business prospects, financial condition and results of operation.
The results of nonclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology or product candidates. Promising nonclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a nonclinical model, including non-human primate models, may be significantly higher than the level of protein expression achieved in humans. Similarly, human subjects administered our product candidates may develop side effects that were not observed in animal models and/or are more severe than those observed in animal models. In addition, even industry-accepted animal models may not accurately replicate human disease. Success in nonclinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through nonclinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may become apparent only when the product candidate is tested in human subjects suffering from the relevant disease. Furthermore, the initiation of future trials for a product candidate will be dependent upon demonstrating sufficient safety and efficacy to the relevant regulatory authorities in preceding or other ongoing trials using the same product candidate. We will still need to conduct Phase 3 pivotal trials in which we anticipate Ixo-vec will be compared to available therapies and utilize longer term endpoints in order to support submission and approval of a BLA or equivalent outside of the U.S. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization. Even if our clinical trials successfully meet their endpoints for safety and efficacy, the FDA and/or other regulatory authorities outside the U.S. may still conclude that the product candidate has not demonstrated a beneficial risk/benefit profile or otherwise does not meet the relevant standard for approval.
We cannot guarantee that results from any clinical trials that we plan will be successful, and any safety or efficacy concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications.
Our gene therapy platform is based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and the time, cost and probability of subsequently obtaining regulatory approval.
We have concentrated our research and development efforts on our gene therapy platform and in product candidates based on this platform, and our future success depends on the successful development of such product candidates. There can be no assurance that any development problems we have experienced or may experience in the future related to our platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to external commercial manufacturing sites, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.
In addition, the clinical trial requirements of the FDA, EMA and other regulatory authorities outside the U.S. and the criteria these regulators may use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other treatment modalities, which are better known or more extensively studied to date. In 2017 and 2019, the FDA approved the first two products in vivo gene therapy. To date, approvals for gene therapy products by the FDA have been generally for rare diseases with limited treatment options. Because we are targeting a broad population of patients with wet AMD, for which there is an approved and widely adopted standard of care, the benefit-risk profile of Ixo-vec may be subject to greater scrutiny by regulatory authorities. Regulatory approaches and requirements for gene therapy products continue to evolve, and any changes could create significant delay and unpredictability for product development and approval as compared to technologies with which regulatory authorities have more substantial experience, including, for example, reevaluating whether to require a companion diagnostic for gene therapy products.
Before a clinical trial can begin to enroll at a clinical site, the site's Institutional Review Board (“IRB”) and its Institutional Biosafety Committee must review the proposed clinical trial to assess appropriateness to conduct the clinical trial at that site. In addition, adverse events in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory authorities outside the U.S. to change the requirements for human research on or for approval of any of our product candidates.

These regulatory agencies, review committees and advisory groups, and the guidelines they promulgate, may lengthen our regulatory review process, require us to perform additional studies, increase our development costs, increase or otherwise change chemistry, manufacturing, and controls requirements, lead to changes in our regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will usually be required to consult with these, and potentially other, regulatory and advisory groups and comply with applicable guidelines or recommendations. If we fail to do so or the consultations take longer than we expect, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs incurred in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
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
We plan to seek initial marketing approval of our product candidates in the U.S. and/or Europe and we may not be able to successfully conduct clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other regulatory authorities outside the U.S. In addition, the process of finding and diagnosing patients may prove costly.
Further, if patients and investigators are unwilling to participate in our gene therapy studies because of the dose-limiting toxicity at the 6E11 dose tested in the INFINITY trial, or because of negative publicity from other adverse events in the biotechnology or gene therapy sector or inadequate results in our nonclinical studies or clinical trials or for other reasons, including competitive clinical trials for similar patient populations or available approved therapies, our recruitment of patients, or conduct of clinical trials and ability to obtain regulatory approval of our product candidates may be hindered.
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
•such authorities may find deficiencies in our manufacturing processes, analytical testing, or facilities or the manufacturing processes, analytical testing or facilities of third-party manufacturers or testing laboratories with which we or any of our future development partners contract for clinical and commercial supplies; or
•the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.
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
From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues or further subject follow up occurs and more subject data become available. For example, although we have periodically announced interim data from subjects in our OPTIC trial, which showed all Ixo-vec related adverse events as mild to moderate in severity, there is no guarantee that in the future, we will not have more severe drug- or treatment-related adverse events in subjects treated with Ixo-vec, such as the dose-limiting toxicity at the 6E11 dose tested in our INFINITY trial. In addition, in certain clinical trials, such as our OPTIC trial, individual cohorts of subjects were enrolled with different dosages and other treatment conditions under our protocol. These different doses, populations, and other treatment conditions may affect clinical outcomes, including safety profiles or efficacy, such as the number of supplemental injections required, in each of the cohorts. As a result, preliminary and interim data should be viewed with caution and not relied upon until the final data from a locked database for the entire clinical trial are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects.
Fast Track designation by the FDA and PRIME designation by the EMA for Ixo-vec may not lead to a faster development, regulatory review or approval, and it does not increase the likelihood that Ixo-vec will receive marketing approval in the U.S.
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
The European Medicines Agency EMA granted Ixo-vec Priority Medicines (“PRIME”) designation in June 2022 for the treatment of wet AMD. PRIME is a program launched by the EMA to enhance support for research on and development of medicines that have demonstrated preliminary safety and efficacy and thus the potential to target a significant unmet medical need and bring a major therapeutic advantage to patients. This regulatory program offers developers of promising medicines enhanced interaction and early dialogue with the EMA and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible.
However, Fast Track and PRIME designations for Ixo-vec may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA or the EMA. In addition, the FDA may rescind the Fast Track designation for Ixo-vec if FDA later determines that Ixo-vec no longer meets the qualifying criteria for Fast Track designation.
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
The development of commercially viable manufacturing processes typically is very difficult to achieve, is often very expensive and may require extended periods of time. As we develop, seek to optimize, and operate the Ixo-vec manufacturing process, internally or through third parties, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical manufacturing campaigns or process validation campaigns. For example, all Good Manufacturing Practices (“GMP”) activities at our Redwood City facility, and external manufacturing, testing, and distribution partners are subject to significant health authority regulation with respect to manufacturing and testing our product candidates. If we are unable to satisfy these regulatory requirements, or if we are unable to solve the technical, scientific, and other challenges described above, we may be unable to manufacture a sufficient supply of our product candidates for our clinical trials and may be forced to delay or terminate our development programs. Additionally, changes in manufacturing processes (including cell lines), equipment or facilities (including moving manufacturing or testing from one of our facilities to another one of our facilities or a third-party facility, or from a third-party facility to one of our facilities) may require us to conduct additional studies to demonstrate comparability in order to receive regulatory approval of any manufacturing modifications. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies in a timely manner, if at all.
We may revise the process that we use to manufacture Ixo-vec for clinical trials. Before we use a revised process in clinical trials, we must submit analytical comparability data to the FDA and comparable regulatory authorities outside the U.S. to demonstrate that the process changes have not altered Ixo-vec in a manner that undermines the applicability of the clinical data from our clinical trials. If the FDA and comparable regulatory authorities outside the U.S. do not find our analytical comparability data sufficient, the FDA and comparable regulatory authorities outside the U.S. could place our IND or equivalent on clinical hold until we conduct additional nonclinical or clinical comparability studies demonstrating that the Ixo-vec manufactured by our revised process and our previous process are materially equivalent, which could substantially delay the development process. If we make further changes to the manufacturing process, equipment or facilities of Ixo-vec in the future, the FDA and comparable regulatory authorities outside the U.S. may require us to demonstrate comparability between Ixo-vec manufactured before and after the change. For example, the FDA and comparable regulatory authorities outside the U.S. could require comparability studies to demonstrate that Ixo-vec manufactured in its current facilities is comparable to Ixo-vec manufactured at future commercial supply sites.
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
If we are unable to produce sufficient quantities of our products and product candidates at acceptable costs, we may be unable to meet clinical or potential commercial demand, lose potential revenue, have reduced margins, or be forced to terminate a program.
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
As we develop, seek to optimize and operate the Ixo-vec manufacturing process internally or through third parties, we will likely face technical and scientific challenges, considerable costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical or commercial manufacturing campaigns. As a result, we could experience manufacturing delays that prevent us from commercializing Ixo-vec, if approved, on a profitable basis, if at all.
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

Gene therapy products are novel and complex and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. If we are unable to secure adequate manufacturing capacity from our contract manufacturing partners, or if our contracted slots are cancelled or delayed in order to prioritize other projects, we may be unable to produce sufficient quantities of our product candidates for our development programs.
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

Although the body of the UK-EU Trade and Cooperation Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extend to procedures such as batch release certification, and Great Britain (England, Scotland and Wales) is treated as a third country. Northern Ireland, with regard to EU regulations, continues to follow the EU regulatory rules. As part of the UK-EU Trade and Cooperation Agreement, the EU and the UK will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The UK-EU Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK continues to accept EU batch testing and batch release, but has recently conducted a consultation as to the future strategy for batch testing policy; two years notice will be provided of any change to such a policy. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland is, however, covered by centralized marketing authorizations granted by the European Commission (“EC”).
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
The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including:
•Due to the complexity of manufacturing our product candidates, we may not be able to manufacture sufficient quantities to support our clinical trials. Delays in manufacture and supply by our contract manufacturing partners may also cause delays in their ability to supply the amount of our product that we have ordered and on which we have based our expected development timelines. Our inability to produce enough of a product candidate at acceptable costs may result in the delay or termination of development programs.
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
Risks Related to Our Reliance on Third Parties
We have relied, and expect to continue to rely, on third parties under contracts and partnerships to conduct some or all aspects of our research and development, including vector production, process development, assay development, product candidates and product manufacturing and testing, protocol development, clinical trials, product distribution, commercialization, nonclinical studies, research and related activities, and these third parties may not perform satisfactorily.
We do not expect to independently conduct all aspects of our vector production, product and product candidate manufacturing and testing, protocol development, clinical trials, product distribution, commercialization, nonclinical studies, research and related activities. We currently rely, and expect to continue to rely, on third parties with respect to these items. We may not be able to enter into agreements or partnerships with these third parties and if we do enter into agreements with these third parties, we cannot be assured these agreements will be on favorable economic terms or that any of these third parties will be successful at fulfilling their contractual obligations, and it is possible they may choose to terminate their engagements with us. If we need to enter into alternative arrangements, it could delay or jeopardize our product development activities or be more costly. Our reliance on these third parties for vector production, process development, assay development, product and product candidate manufacturing and testing, protocol development, clinical trials, product distribution, commercialization, nonclinical studies, research and related activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. If any of these third parties on which we rely do not perform satisfactorily, we will remain responsible for ensuring that:
•each of our nonclinical studies and clinical trials are conducted in accordance with the study plan and protocols and applicable regulatory requirements;
•vector production, product and product candidate manufacturing and testing are conducted in accordance with applicable GMP requirements and other applicable regulatory requirements; and
•other research, process development, and assay development are conducted in accordance with applicable industry and regulatory standards and norms;
any of which we may not be able to do.
We will continue to rely on third-party manufacturers and suppliers, and may enter into partnerships and other business development arrangements, which entails risks, including:
•the inability to negotiate manufacturing, supplier agreements, partnerships or other agreements with third parties under commercially reasonable terms;
•reduced control as a result of using third-party manufacturers or partners for some or all aspects of manufacturing activities;
•termination or nonrenewal of manufacturing agreements, partnerships, or supplier agreements with third parties in a manner or at a time that is costly or damaging to us; and
•disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the acquisition, change in control, or bankruptcy of the manufacturer, supplier or partner, or their commitments to other vaccine and therapeutics production projects that may reduce available manufacturing capacity.
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
In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our confidential information and trade secrets, although our agreements may contain certain limited publication rights. For example, academic institutions that we collaborate with often require rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential information or trade secrets from any such publication. However, we may fail to recognize or identify to our collaborator such confidential information or trade secrets during the appropriate timeframe prior to publication, and they may be publicly disclosed without us filing for patent or other protection. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements.
Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, including through breach of our agreements with third parties, failure of our security measures or publication of information by any of our third-party collaborators, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. A competitor’s discovery of our trade secrets could impair our competitive position and have an adverse impact on our business, financial condition, results of operations and prospects.
Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.
The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology industry expands, especially in the field of gene therapy, and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming to defend against and could:
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
We currently have rights to intellectual property, through licenses from third parties and under patents that we own, to develop our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently and the rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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
While we normally seek to obtain the right to control the prosecution and maintenance of the patents relating to our product candidates, there may be times when the filing and prosecution activities for platform technology patents that relate to our product candidates are controlled by our licensors. For example, we do not have the right to prosecute and maintain the patent rights licensed to us under agreements with Regents of the University of California and Virovek, and our ability to have input into such filing and prosecution activities is limited. If these licensors or any of our future licensors fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
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
For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes
Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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
Extensions of patent term may be available, but there is no guarantee that we would have patents eligible for extension, or that we would succeed in obtaining any particular extension—and no guarantee any such extension would confer a patent term for a sufficient period of time to exclude others from commercializing product candidates similar or identical to ours. If we are able to secure FDA marketing approval for one of our product candidates that is covered by an issued U.S. patent, that patent may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”). Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, the Hatch-Waxman Act permits a patent restoration term of up to five years beyond the normal expiration of the patent, which is limited to the approved product or approved indication. In the U.S., patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved drug, a method for using it, or a method for manufacturing it. Similar extensions of patent term are available in Europe and other jurisdictions. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial conditions and results of operations may be materially and adversely affected.
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
If we or any of our future development partners were to initiate or threaten legal proceedings against a third party to enforce a patent directed at one of our product candidates, or one of our future product candidates, the accused infringer could claim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are claims seeking declaratory judgment of invalidity. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement.

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
Some intellectual property that we have in-licensed or may in-license may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
Intellectual property rights we have licensed, including certain rights related to our proprietary AAV.7m8 capsid, were generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability, or that of our sublicensees, to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
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
We currently have one product candidate in clinical trials. Before we can initiate clinical trials for other product candidates in the U.S., we need to submit the results of nonclinical testing to the FDA, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on nonclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary nonclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA or other regulatory authorities may require us to conduct additional nonclinical testing for any of our product candidates before they allow us to initiate clinical testing under any IND or equivalent, or at any stage of clinical development of Ixo-vec or other new product candidates based on concerns that arise as the clinical program progresses or if significant manufacturing process changes are made to the program, which may lead to additional delays and increase the costs of our nonclinical development. Delays with any regulatory authority or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any clinical trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or terminations related to:
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
•availability of non-investigational materials or supplies required for the clinical trials;
•any changes to our manufacturing process that may be necessary or desired;
•availability of non-investigational materials or supplies required for manufacturing;
•third-party clinical investigators losing the licenses, permits or resources necessary to perform our clinical trials, lacking the ability or resources to appropriately handle our product candidates, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice or regulatory requirements, or other third parties not performing data collection, sample testing or analysis in a timely and accurate manner;
•inspections of clinical trial sites by the FDA or other regulatory authorities outside the U.S., or the finding of regulatory violations by the FDA or other regulatory authorities outside the U.S., or an IRB that requires us to undertake corrective action resulting in suspension or termination of one or more clinical sites or the imposition of a clinical hold on the IND or that prohibits us from using some or all of the data in support of our marketing applications;
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
We have amended our protocol and from time to time may further amend our protocol based on a variety of factors, and these changes may have unanticipated consequences on our clinical trial outcomes.
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
Even if we receive regulatory approval, we still may not be able to successfully commercialize any of our product candidates, and the revenue that we generate from product sales, if any, could be limited.
Even if one or more of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payers, including government payers, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:
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
•new procedures or methods of treatment that may be more effective in treating or may reduce the incidence of wet AMD, or other conditions that our product candidates are intended to treat;
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

Our potential competitors in these diseases may be developing novel therapies that may be safer or more effective or easier to administer than our product candidates. For example, if we continue clinical development of, and seek to commercialize, Ixo-vec for the treatment of wet AMD, it will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules, long-acting delivery devices and gene therapy. LUCENTIS and EYLEA are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including 4D Molecular Therapeutics, Bayer, Hoffmann-La Roche Ltd., Novartis, Regeneron and REGENXBIO.
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
Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payer is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of the applicable product candidate to the payer. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. While there is no uniform coverage and reimbursement policy among payers in the U.S., private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, reimbursement amounts may reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only in limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved.
A number of cell and gene therapy products recently have been approved by the FDA. Although the U.S. Centers for Medicare & Medicaid Services (“CMS”) approved its first method of coverage and reimbursement for gene therapy products, the methodology has been subject to challenge by members of Congress. CMS’s decision as to coverage and reimbursement for one product does not mean that all similar products will be eligible for analogous coverage and reimbursement. As there is no uniform policy for coverage and reimbursement amongst third-party payers in the U.S., even if CMS approves coverage and reimbursement for any of our product candidates, it is unclear what affect, if any, such a decision will have on our ability to obtain and maintain coverage and adequate reimbursement from other private payers.
Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans. or, if they do, the level of payment may not be sufficient to allow the company to sell its products at a profit. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs.
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

Certain provisions of the Affordable Care Act have been subject to executive, Congressional, and judicial challenges as well as efforts to repeal, replace, or otherwise modify them or alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. Any such changes could affect the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.
Healthcare and other reform legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and, if approved, may affect the prices we may obtain.
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
These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. The Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022 directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.
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
If the market for Ixo-vec, if approved, in the treatment of wet AMD or any other indication we seek to treat is smaller than we believe it is, or if our product candidate is approved with limitations that reduce the market size, or if this occurs for any of our other product candidates, our future revenue may be adversely affected, and our business may suffer.
We are advancing the development of Ixo-vec for the treatment of wet AMD, a disease we believe to be the most common cause of vision loss in adults over the age of 50 in developed countries. If the size of the market for wet AMD or any other indication we seek to treat is smaller than we anticipate, we may not be able to achieve profitability and growth. Our projections of the number of people who have wet AMD and other indications, as well as the subset of people with the disease who have the potential to benefit from treatment with Ixo-vec or other future product candidates, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected.
The effort to identify patients with diseases we seek to treat is in early stages. We cannot accurately predict the number of patients for whom treatment for wet AMD using Ixo-vec or any of our other product candidates might be possible or whether the FDA or other regulatory authorities may approve indications for Ixo-vec or any of our other product candidates that are more limited than we expect due to efficacy or safety concerns. For example, some patients have neutralizing antibodies at titer levels that may prevent them from benefiting from Ixo-vec. If this patient population is larger than we estimate, the market for Ixo-vec may be smaller than we anticipate, and our future revenue may be adversely affected. In addition, we expect prophylactic corticosteroid treatment will be required to manage inflammation associated with treatment with Ixo-vec, and certain patients cannot be treated with prophylactic corticosteroids. If this proportion of the patient population is larger than we estimate, the market for Ixo-vec may be smaller than we anticipate. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates for other reasons, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
We have no sales, marketing, distribution, or market access and reimbursement capabilities, and we would have to invest significant resources to develop these capabilities.
We have no internal sales, marketing, distribution, or market access and reimbursement capabilities. If any of our product candidates ultimately receive regulatory approval, we may not be able to effectively market and distribute the product candidate. We would have to invest significant amounts of financial and management resources to develop internal sales, marketing, distribution, or market access and reimbursement capabilities, some of which will be committed prior to any confirmation that any of our product candidates will be approved, if at all. We may not be able to hire consultants or external service providers to assist us in sales, marketing, distribution, or market access and reimbursement functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing, distribution, or market access and reimbursement functions ourselves, we could face a number of additional related risks, including:
•we may not be able to attract and build an effective marketing department, sales force, or distribution capabilities;
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
Adverse events in trials or studies conducted by us or other parties, in particular involving the same or similar AAV serotypes to the ones we are using, even if not ultimately attributable to our product candidates or to an AAV serotype that we employ, and resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Similarly, our lead product candidate, Ixo-vec, expresses the aflibercept protein, which is also the active component in EYLEA. If safety or efficacy issues occur relating to EYLEA, even if not ultimately attributable to aflibercept, this may negatively impact our product candidate. If any such adverse events or issues occur, development and commercialization of our product candidates or advancement of any potential clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.
We are dependent on the services of our key executives and clinical and scientific staff, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
We are dependent on the principal members of our management, clinical and scientific staff. The loss of service of any of our management or clinical or scientific staff could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. If we are not able to retain our management, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment or consulting agreements with each member of our current executive management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.
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
The restructuring resulted in the loss of institutional knowledge and expertise and the reallocation of and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Further, the restructuring and possible additional cost-containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. We may be required to rely more heavily on temporary or part-time employees, third party contractors and consultants to assist with managing our operations. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We will have only limited control over the activities of these consultants and in many instances can expect these individuals to devote only limited time to our activities. Failure of any of these persons to devote sufficient time and resources to our business could harm our business. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.
If our management is unable to successfully manage this transition and these restructuring activities, our expenses may be more than expected and we may be unable to fund our Ixo-vec development plan or implement our business strategy. As a result, our business, prospects, financial condition and results of operations could be negatively affected.
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
The global disruption to, and potential impacts on, the health of the global economy arising from, related to, or resulting from Russia’s invasion of Ukraine in February 2022 could affect our business and operations. For example, the credit and financial markets have been adversely affected by the war and measures taken in response thereto, potentially impacting our ability to raise adequate additional capital when needed or on favorable terms. In addition, current economic conditions, such as recent global supply chain disruptions, labor shortages, rising interest rates and inflation, may adversely impact our operations, for example by increasing our costs, disrupting our suppliers’ ability to provide us with materials and supplies needed for both our manufacturing and clinical trials, or causing delays to our clinical trial and manufacturing timelines, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

The coronavirus (“COVID-19”) pandemic has impacted our business practices and the effects of its continued impact on our business, results of operations, and financial condition will depend on future developments, which cannot be predicted.
The COVID-19 pandemic and the emergence of new variants have caused us to modify our business practices, including the adoption of a hybrid mix of virtual and in-person work, updating our policies and implementing new practices to align with guidance from state and federal governments and health authorities. We may take further actions that may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. We are uncertain that such measures will be sufficient to mitigate future risks posed by the virus and its variants or otherwise be satisfactory to government authorities and how long we will be required to continue these measures.
Separately, an increased reliance by us and the companies with which we do business on information technology systems to support a hybrid workforce may increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations.
The COVID-19 pandemic may also affect our current and planned trials, development programs and our timelines for commercialization. We and our CROs, clinical sites and contract manufacturing organizations (“CMOs”) may face disruptions that may affect our ability to conduct and timely complete ongoing clinical trials, nonclinical studies, obtain clinical supplies, and conduct other research and development activities. The response to the COVID-19 pandemic also could redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property.
In addition, if our relationships with our manufacturers, service providers, suppliers, or other vendors are terminated, materially altered, or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative manufacturers, service providers, suppliers, or other vendors or do so on commercially reasonable terms or in a timely or cost-effective manner. Further, delays could occur which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. The COVID-19 pandemic may also affect the operations of the FDA or other health regulatory authorities outside the U.S., which could result in delays of meetings, reviews and approvals, including with respect to our product candidates.
While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the recent recession or market correction, which has been attributed in part to the COVID-19 pandemic, could materially affect our business and the value of our common stock.
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
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
In the ordinary course of our business, we and other third parties on which we rely collect, receive, use, process, generate, transfer, make accessible, protect, secure, dispose of, transmit, share, and store sensitive, confidential, and proprietary information, including personal information (such as health-related information and medical information), intellectual property, trade secrets, research and development information, financial information, and other business information. As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our confidential, sensitive, and proprietary data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivist,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.
Despite the implementation of security measures, our internal computer systems and data and those of third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.
In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruptions of clinical trials, loss of confidential, sensitive, or proprietary data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process confidential, sensitive, or proprietary data in a variety of contexts, including, without limitation, CROs, CMOs, collaborators, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential, sensitive, or proprietary information or our information technology systems, or those of third parties upon which we rely. A security incident or other interruption could result in delays to the development and commercialization of our product candidates, disruption of our programs, negative publicity and financial loss. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and confidential, sensitive, or proprietary information. For example, the loss of clinical trial information from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Furthermore, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential, sensitive, or proprietary information (including personal information); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition to experiencing a security incident, third parties may gather, collect, or infer confidential, sensitive, or proprietary information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
•decreased demand for our products or product candidates;
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
We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; interruption of our clinical trials; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share sensitive, proprietary, and confidential information, including personal information, business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our processing activities may subject us to numerous data privacy and security obligations, such as laws, regulations, guidance, industry standards, external and internal policies, contractual requirements, and other obligations relating to data privacy and security and that govern processing of confidential, sensitive, or proprietary data (including personal information ) by us or on our behalf, including information that we collect or will collect about subjects and healthcare providers in connection with clinical trials.
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws and regulations, including those relating to data breach notification, personal information privacy, consumer protection (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information, upon health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services for them involving individually identifiable health information, as well as their covered subcontractors. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to penalties if we, our affiliates, or our agents obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CPRA (collectively, "CCPA") applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information. The CCPA provides for administrative fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Additionally, the CPRA’s recent amendments expand the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR, the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information, including health-related information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing; other corrective actions; private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests; and/or fines up to the greater of €20 million or 4% of annual global revenue, and separately £17.5 million or 4% of annual global revenue under the UK GDPR. EU member states are also able to legislate separately on health and genetic information, and we must comply with these local laws where we operate.
In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal information to the U.S. and other countries whose data privacy and security laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the U.S. If there is no lawful manner for us to transfer personal information from the EEA and the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process confidential, sensitive, or proprietary information on our behalf.
We may at times fail (or be perceived to have failed) to in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials (for example, under HIPAA). Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with our code of conduct or regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors may engage in misconduct including code of conduct violations, fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, or disclosure of unauthorized activities to us that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory authorities, (2) manufacturing standards, (3) federal and state health care fraud and abuse laws and regulations or (4) laws that require the reporting of financial information or data accurately. Specifically, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
Under the TCJA, federal NOLs incurred in taxable years beginning after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs for taxable years beginning after 2022 is limited. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We may have experienced an ownership change as a result of the February 2018 underwritten public offering of our common stock, and may in the future experience ownership changes from future offerings or other changes in the ownership of our stock.

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
Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including those discussed above and others such as:
•our ability to enroll and dose subjects in any clinical trials that are on-going, or that we plan to conduct in the future;
•our ability to obtain regulatory approvals for our product candidates and delays or failure to obtain such approvals;
•our plans to conduct nonclinical studies to determine the best gene therapy candidates to advance in development;
•results of any clinical trials of our product candidates and the results of trials of competing product candidates or of other companies in our market sector;
•investor perception and analysis of the results of our clinical trials, which may be different than our own;
•regulatory developments in the U.S. and foreign countries;
•our financial results, variations in our financial results and the adequacy of our cash runway to achieve key milestones, or those of companies that are perceived to be similar to us;
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
•adverse publicity relating to gene therapy and to biotechnology generally, including with respect to other products and potential products in such markets;
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
If we sell shares of our common stock or securities convertible into or exercisable for shares of our common stock in future financings, pursuant to licensing, collaboration or other arrangements, stockholders may experience immediate dilution and, as a result, our stock price may decline.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants, debt and other financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. During the year ended December 31, 2022, we identified a deficiency in the operating effectiveness of controls in our financial statement close process that we considered to be a material weakness. An immaterial non-cash lease accounting error was identified in previously issued financial statements. While the identified error was not material, we considered the magnitude of the potential errors that could arise from the operating deficiency as potentially material. As a result, we are unable to assert that our internal control over financial reporting is effective as of December 31, 2022. For so long as we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We have been subject to securities class action lawsuits in the past and could be subject to additional such lawsuits in the future, which could result in substantial losses and may divert management’s time and attention from our business.
In the past, we and certain of our former officers were involved in purported securities class action lawsuits, which have since been settled. The purported securities class action lawsuits asserted that the defendants violated the Exchange Act and the Securities Act of 1933, as amended (the “Securities Act”), and alleged that the defendants, who are no longer at Adverum, made materially false and misleading statements and omitted allegedly material information related to, among other things, the Phase 2a clinical trial for AVA‑101, a program which was discontinued in 2015, and the prospects of AVA-101. We settled these lawsuits for $13.0 million, of which we contributed $1.0 million to cover our indemnification obligations to the underwriters, and the remainder was contributed by our insurers. Any future litigation of this type could result in payment of damages or settlement fees and diversion of management’s attention and resources, any of which could adversely impact our business. Monitoring and defending against legal actions are time-consuming for our management and detract from our ability to focus fully on our business activities.
Our quarterly operating results may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, which may include:
•variations in the level of expenses related to our clinical trial and development programs;
•addition, termination or modification of clinical trials;
•any intellectual property infringement lawsuit or other litigation in which we may become involved;
•regulatory developments affecting our product candidates;
•our execution of any collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;
•the nature and terms of stock-based compensation grants; and
•derivative instruments recorded at fair value.
If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.
Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America. will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters are located in Redwood City, California, consisting of approximately 120,000 square feet of office, laboratory, and process development space under a lease that will expire in December 2031, which space is currently not fully utilized. Accordingly, on March 24, 2023, we entered into an amendment to the lease pursuant to which we are relinquishing approximately one third of the space back to the landlord effective on September 30, 2023.
In addition, we lease a manufacturing facility in North Carolina, consisting of approximately 173,820 square feet, which facility is subleased through the lease term of October 2037.
We believe that our properties are adequate and suitable for our current needs; however, we are continuing to evaluate our real estate strategy in response to the changing needs of our in-office, hybrid and remote workforce.

Item 3. Legal Proceedings
On November 22, 2022, Lyudmila Pazyuk (“Plaintiff”) filed a derivative complaint (Pazyuk v. Machado et al. C.A. No. 2022-1062-MTZ) in the Delaware Court of Chancery (the “Complaint”) on behalf of Adverum against Adverum’s nine current directors and four former directors (the “Individual Defendants”). The Complaint asserts five counts (breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, waste of corporate assets and breach of fiduciary duty of disclosure) against each of the Individual Defendants related to Adverum’s non-employee director compensation. Plaintiff seeks unspecified damages, restitution and that Adverum make changes to its corporate governance practices surrounding non-employee director compensation. Adverum and the Individual Defendants filed a motion to dismiss the Complaint on February 24, 2023. The motion is pending.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Market under the symbol “ADVM”.
Holders of Record
As of March 17, 2023, we had approximately 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Item 6. [Reserved]

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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of December 31, 2022, we had an accumulated deficit of $802.6 million. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of December 31, 2022, we had $185.6 million in cash, cash equivalents and short-term investments. We believe that our cash, cash equivalents and short-term investments are sufficient to fund operations into 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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

We estimate nonclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that conduct and manage nonclinical studies and clinical trials on our behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. We estimate the amounts incurred through communications with third party service providers and our estimates of accrued expenses as of each balance sheet date are based on information available at the time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will need to adjust the accrual accordingly.
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
In July 2022, we implemented a restructuring of operations, including reductions in both headcount and expenses, to prioritize our clinical development of Ixo-vec and focus our pipeline strategy on certain highly prevalent ocular diseases, which included a reduction in our workforce by approximately 37%. The restructuring was completed in the fourth quarter of 2022.
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

Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred. However, due to the nature of these estimates, we cannot assure you that we will not adjust our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activities. For the years ended December 31, 2022 and 2021, there were no material changes from our estimates of accrued research and development expenses.
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
Sublease income for operating leases is classified as a reduction of rent expense in operating expenses. The difference between sublease income recorded and cash received from the subtenant accrues as a deferred rent receivable. During the year ended December 31, 2022, management reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. Management assessed the collectability to be less than probable and we recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment to sublease income, resulting in an increase in general and administrative expenses during the year ended December 31, 2022. The deferred rent receivable as of December 31, 2022 and 2021 was zero and $0.8 million, respectively.
Impairment of Long-Lived Assets
We evaluate the carrying value of amortizable long‑lived assets, whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair values. For example, in 2022 we identified impairment indicators in certain laboratory equipment and tested the recoverability of the carrying amount of the asset group. The carrying amount of the asset group exceeded our anticipated undiscounted cash flows. As a result of our evaluation, we recorded an impairment charge of $2.1 million for the year ended December 31, 2022. The assets indicated as impaired were written down to the estimated fair value, which was determined using a market approach.
Stock-based Compensation Expense
We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black‑Scholes valuation model for stock options, and using intrinsic value, which is the closing price of our common stock on the grant date for the restricted stock units (“RSUs”) and performance stock units (“PSU”). Expense recognition of PSU and performance-based options commences when the associated performance-based criteria are determined to be probable.
We recognize the grant-date fair value of stock-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
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
Income Tax
We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2022 and 2021 of approximately $188.1 million and $148.4 million, respectively. We intend to maintain a full valuation allowance on the federal, state and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of December 31, 2022, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $418.9 million to offset future federal income. Approximately $57.3 million of NOLs expire at various years beginning with 2036. As of December 31, 2022, we also had U.S. state NOL carryforwards of approximately $239.9 million to offset future state income. U.S. state NOLs expire in various years beginning with 2037. At December 31, 2022, we also had approximately $49.0 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.
Under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. Due to a June 30, 2020 ownership change, we determined that certain NOLs and research and development tax credits for both federal and state purposes are subject to the 382 limitation; however, it was determined that there should be no material impact to our ability to utilize before expiration.
We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $1.0 million.
Our policy is to recognize interest and penalties related to income taxes and to uncertain tax positions as a component of income tax expense. As of December 31, 2022 and 2021, we accrued $0.3 million interest and penalties related to uncertain tax positions. There are no ongoing examinations by tax authorities at this time.
Results of Operations
Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Years ended December 31,		Increase/(Decrease)
	2022	2021
	(In thousands)
Collaboration and license revenue	$—	$7,500	$(7,500)
Operating expenses:
Research and development	99,277	89,181	10,096
General and administrative	57,858	64,441	(6,583)
Total operating expenses	157,135	153,622	3,513
Operating loss	(157,135)	(146,122)	(11,013)
Other income, net	2,673	582	2,091
Net loss before income taxes	(154,462)	(145,540)	(8,922)
Income tax provision	(74)	—	(74)
Net loss	$(154,536)	$(145,540)	$(8,996)

Revenue
We recognized no revenue for the year ended December 31, 2022. The $7.5 million license revenue for the year ended December 31, 2021 was related to an upfront payment received in January 2021 upon execution of a license agreement with Lexeo Therapeutics, Inc.
Research and Development Expense
Research and development expense increased $10.1 million to $99.3 million for the year ended December 31, 2022 from $89.2 million for the year ended December 31, 2021. This overall increase was primarily related to a $7.7 million increase in clinical trials-related expenses primarily related to the initiation of the LUNA trial, $3.7 million in restructuring costs incurred, a $2.5 million increase in license fees, and $2.1 million in impairment of laboratory equipment, partially offset by a decrease of $2.4 million in spending on outside research and development services, a $2.4 million decrease in spending on consultants and contractors, and a $1.8 million decrease in material production and bioanalytics. Stock-based compensation expense included in research and development expenses was $7.1 million for the year ended December 31, 2022, compared to $8.9 million for the year ended December 31, 2021.
For the periods presented, our research and development activities were attributable to our wet AMD, diabetic macular edema, and earlier-stage research programs. We expect that research and development expenses will fluctuate in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased $6.6 million to $57.9 million for the year ended December 31, 2022 from $64.4 million for the year ended December 31, 2021, primarily related to a decrease of $6.1 million in personnel-associated costs including lower salary and wage expenses and stock-based compensation expense as a result of lower headcount during 2022, and a $5.3 million decrease in professional services mainly for investor relations and legal fees in connection with our proxy contest which ended in May 2021, partially offset by a $6.0 million increase in facilities costs as we recognized a full year expense for lease that we entered into in 2021, and $1.0 million in restructuring costs incurred in the July 2022 restructuring. Stock-based compensation expense included in general and administrative expenses was $13.0 million for the year ended December 31, 2022, compared to $16.3 million for the year ended December 31, 2021.
We expect that general and administrative expenses will decrease in future periods as we streamline our operations. We anticipate decreased expenses related to the human resources, legal, and finance functions brought about by the restructuring measures.
Other Income, Net
The increase of $2.1 million in net other income for the year ended December 31, 2022 as compared to 2021 was primarily due higher average yields in investments and unrealized foreign currency gains.
Income Tax Provision
We recognized an income tax provision of $0.1 million for the year ended December 31, 2022 related to foreign operations. We recognized no income tax provision for the year ended December 31, 2021.

Liquidity, Capital Resources and Plan of Operations
We have not generated positive cash flow or net income from operations since our inception and as of December 31, 2022, we had an accumulated deficit of $802.6 million. As of December 31, 2022, we had $185.6 million in cash, cash equivalents and short-term investments. compared to $305.2 million as of December 31, 2021. We believe that our existing cash and cash equivalents and short-term investments as of December 31, 2022 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”

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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years ended December 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(108,091)	$(107,831)
Investing activities	141,720	78,709
Financing activities	607	2,397
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,236	$(26,725)
Cash Used in Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was $108.1 million, primarily as a result of net loss of $154.5 million due to the continued activities developing our product candidates, partially offset by $26.6 million of non-cash charges mainly related to $20.1 million of stock-based compensation expense, $6.5 million of depreciation and amortization expenses, and a $2.1 million of impairment of long-lived assets, and $19.9 million of net increase in cash from changes in operating assets and liabilities, resulting primarily from $17.6 million in changes of lease liabilities and right-of-use and $2.2 million due to timing of expenses and payments.

During the year ended December 31, 2021, net cash used in operating activities was $107.8 million, primarily as a result of net loss of $145.5 million due to the continued activities developing our product candidates, partially offset by $33.6 million of non-cash charges mainly related to $25.2 million of stock-based compensation expense, $4.6 million of depreciation and amortization expenses, $2.8 million of amortization of premium on marketable securities, and $1.1 million of impairment of long-lived assets, and $4.1 million of net increase in cash from changes in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
Cash Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2022 consisted of $153.5 million of net maturities of marketable securities, partially offset by $11.8 million of purchases of property and equipment primarily related to the new facilities.
Net cash provided by investing activities for the year ended December 31, 2021 consisted of $93.8 million of net maturities and sales of marketable securities, partially offset by $15.1 million of purchases of property and equipment primarily related to the new facilities.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 consisted of $0.6 million in proceeds from employee stock purchase plan.
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

Item 8. Financial Statements and Supplementary Data.
ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of Adverum Biotechnologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Adverum Biotechnologies, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
The Company recorded research and development expenses of $99.3 million for the year ended December 31, 2022. As described in Note 2, research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations that conduct certain research and development activities on the Company’s behalf and contract manufacturing organizations in connection with the production of materials for clinical trials.

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

How We Addressed the Matter in Our Audit
To test the completeness and accuracy of the contract research organization and contract manufacturing organization expenses and related accruals, our audit procedures included, among others, confirming with a sample of vendors the progress of activities under research and development contracts at period end, testing a sample of cash disbursements after period end to assess the completeness of the expense recognition, and testing a sample of research and development expenses recorded during the period and evaluating the timing, amount and project coding of the expense recognition.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
San Jose, California
March 30, 2023

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$68,431	$34,195
Short-term investments	117,158	270,993
Lease incentive receivable	—	5,709
Prepaid expenses and other current assets	5,006	6,248
Total current assets	190,595	317,145
Operating lease right-of-use assets	78,934	86,000
Property and equipment, net	34,927	33,060
Restricted cash	2,503	2,503
Deferred rent receivable	—	769
Deposit and other non-current assets	1,413	250
Total assets	$308,372	$439,727
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,238	$1,387
Accrued expenses and other current liabilities	16,767	18,047
Lease liability, current portion	13,241	1,886
Total current liabilities	32,246	21,320
Long-term liabilities:
Lease liability, net of current portion	93,561	101,108
Other non-current liabilities	1,047	1,114
Total liabilities	126,854	123,542
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000 shares authorized at December 31, 2022: 100,117 and 98,381 shares issued and outstanding at December 31, 2022 and 2021, respectively	10	10
Additional paid-in capital	985,651	964,965
Accumulated other comprehensive loss	(1,531)	(714)
Accumulated deficit	(802,612)	(648,076)
Total stockholders’ equity	181,518	316,185
Total liabilities and stockholders’ equity	$308,372	$439,727
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years ended December 31,
	2022	2021
Collaboration and license revenue	$—	$7,500
Operating expenses:
Research and development	99,277	89,181
General and administrative	57,858	64,441
Total operating expenses	157,135	153,622
Operating loss	(157,135)	(146,122)
Other income, net	2,673	582
Net loss before income taxes	(154,462)	(145,540)
Income tax provision	(74)	—
Net loss	$(154,536)	$(145,540)
Other comprehensive loss:
Net unrealized loss on marketable securities	(788)	(428)
Foreign currency translation adjustment	(29)	(25)
Comprehensive loss	$(155,353)	$(145,993)
Net loss per share - basic and diluted	$(1.56)	$(1.48)
Weighted-average common shares outstanding - basic and diluted	99,251	98,039
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount
Balance at December 31, 2020	97,549	$10	$937,134	$(261)	$(502,536)	$434,347
Issuance of common stock, net of issuance costs of $9	121	—	1,685	—	—	1,685
Stock-based compensation expense	—	—	25,194	—	—	25,194
Common stock issued upon exercise of stock options	9	—	51	—	—	51
Common stock issued under employee stock purchase plan	397	—	901	—	—	901
Common stock issued upon release of restricted stock units	305	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(428)	—	(428)
Foreign currency translation adjustments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(145,540)	(145,540)
Balance at December 31, 2021	98,381	10	964,965	(714)	(648,076)	316,185
Stock-based compensation expense	—	—	20,079	—	—	20,079
Common stock issued upon exercise of stock options	15	—	3	—	—	3
Common stock issued under employee stock purchase plan	886	—	604	—	—	604
Common stock issued upon release of restricted stock units	835	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(788)	—	(788)
Foreign currency translation adjustments	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(154,536)	(154,536)
Balance at December 31, 2022	100,117	$10	$985,651	$(1,531)	$(802,612)	$181,518

See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(154,536)	$(145,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,528	4,645
Stock-based compensation expense	20,079	25,194
Net (accretion) amortization of (discount) premium on marketable securities, net	(880)	2,770
Loss on disposal of property and equipment	122	—
Impairment of long-lived assets	2,124	1,063
Other	(1,417)	(25)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,653	(2,257)
Deposit and other long-term assets and deferred rent receivable	(394)	(990)
Operating lease right-of-use assets	4,040	2,719
Accounts payable	845	(1,612)
Accrued expenses, other current and non-current liabilities	64	3,274
Other non-current liabilities	74	—
Lease liability	13,607	2,928
Net cash used in operating activities	(108,091)	(107,831)
Cash flows from investing activities:
Purchases of marketable securities	(104,363)	(407,514)
Maturities of marketable securities	257,899	492,356
Sales of marketable securities	—	8,990
Purchases of property and equipment	(11,816)	(15,123)
Net cash provided by investing activities	141,720	78,709
Cash flows from financing activities:
Proceeds from offering of common stock, net of issuance costs	—	1,685
Proceeds from issuance of common stock pursuant to option exercises	3	51
Proceeds from employee stock purchase plan	604	901
Repayment of BPI loan	—	(240)
Net cash provided by financing activities	607	2,397
Net increase (decrease) in cash, cash equivalents and restricted cash	34,236	(26,725)
Cash, cash equivalents and restricted cash at beginning of period	36,698	63,423
Cash, cash equivalents and restricted cash at end of period	$70,934	$36,698
Cash and cash equivalents	$68,431	$34,195
Restricted cash	2,503	2,503
Cash, cash equivalents and restricted cash at end of period	$70,934	$36,698
Supplemental schedule of noncash investing information
Right-of-use assets obtained in exchange for lease liability	$—	$84,005
Decrease in right-of-use asset and lease liability due to termination	$—	$15,768
Remeasurement of right-of-use asset on lease modification	$2,842	$2,052
Fixed assets in accounts payable and current liabilities	$64	$1,402
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
1. Description of the business
Nature of Business—Adverum Biotechnologies, Inc. (the “Company” or “Adverum”) was incorporated in Delaware on July 17, 2006 and is headquartered in Redwood City, California. The Company aims to establish gene therapy as a new standard of care for highly prevalent ocular diseases. The Company develops gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein.
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $802.6 million as of December 31, 2022. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of December 31, 2022, the Company had cash, cash equivalents and short-term investments of $185.6 million, which the Company believes will be sufficient to fund its operations into 2025.
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
Concentrations of Credit Risk and Other Uncertainties—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Risks associated with cash, cash equivalents, short-term investments are mitigated by the Company’s investment policy, which limits the Company’s investing to securities having specified credit ratings. Management believes that the Company is not exposed to significant credit risk.
The Company is subject to certain risks and uncertainties, including, but not limited to changes in any of the following areas that the Company believes could have a material adverse effect on future financial position or results of operations: the ability to obtain future financing; regulatory approval and market acceptance of, and reimbursement for, the Company’s product candidates; performance of third-party clinical research organizations and manufacturers; development of sales channels; protection of intellectual property; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support growth.
As of December 31, 2022, the Company held cash deposits at Silicon Valley Bank (“SVB”) in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 13, 2023, the Company was able to access its deposits with SVB. As such, no losses have been incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the Company’s investments are held in custody at a third-party financial institution. Subsequent to March 13, 2023, the Company transferred most of the cash in SVB to a third-party financial institution. As of March 24, 2023, the Company has a remaining $2.5 million deposit with SVB, which secures a letter of credit on a lease.
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

Valuation of Long-Lived Assets and Purchased Intangible Assets—The Company evaluates the carrying value of amortizable long‑lived assets whenever events, or changes in business circumstances or the planned use of long‑lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, the Company assesses for recovery by comparing the carrying values of long‑lived assets with their future undiscounted net cash flows. If the comparison indicates that impairment exists, long‑lived assets are written down to their respective fair values based on discounted cash flows. Significant management judgment is required in the forecasting of future operating results that is used in the preparation of expected undiscounted cash flows. If management’s assumptions about future operating results were to change as a result of events or circumstances, the Company may be required to record an impairment loss on these assets. The Company recorded within research and development expense in the consolidated statements of operations and comprehensive loss an impairment charge of $2.1 million as result of an impairment analysis (see Note 6) for the year ended December 31, 2022.
Leases — For long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on the Company's consolidated balance sheets. The lease liability is determined as the present value of future lease payments reduced by lease incentives, if any, using an estimated rate of interest that it would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to determine the incremental borrowing rate, the Company estimates its credit rating, adjusts the credit rating for the nature of the collateral, and benchmarks the borrowing rate against observable yields on comparable securities with a similar term. It bases the right-of-use lease asset on the lease liability adjusted for any prepaid or deferred rent. The Company determines the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise.
Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. The variable lease payments primarily consist of common area maintenance and other operating costs.
Sublease income for operating leases is classified as a reduction of rent expense in operating expenses. The difference between sublease income recorded and cash received from the subtenant accrues as a deferred rent receivable. During the year ended December 31, 2022, the Company reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. The Company assessed the collectability to be less than probable and recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment to sublease income, resulting in an increase in general and administrative expenses during the year ended December 31, 2022. As a result of the adjustment to eliminate the deferred rent receivable, sublease income for the year ended December 31, 2022 was a negative $0.3 million. The deferred rent receivable as of December 31, 2022 and 2021 was zero and $0.8 million, respectively.
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
The Company estimates research and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage nonclinical studies and clinical trials on the Company’s behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers and the Company’s estimates of accrued expenses and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual accordingly.

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
Stock-based Compensation Expense—Stock-based compensation expense related to stock awards to employees is measured at fair value of the award on the date of the grant. The Company estimates the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes valuation model for stock options and employee stock purchase and using intrinsic value, which is the closing price of its common stock on the date of the grant, for restricted stock units (“RSUs”) and performance stock units (“PSUs”). Expense recognition of PSU and performance-based options commences when the associated performance-based criteria are determined to be probable.
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
In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance on its deferred tax assets.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained upon examination. Interest and penalties related to unrecognized tax liabilities are included within the provision for income tax.
Comprehensive Loss—Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss consists of foreign currency translation adjustments and unrealized loss on marketable securities.
Basic and Diluted Net Loss Per Share— Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. Outstanding stock options, RSUs, and employee stock purchase plan (“ESPP”) are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. Topic 326 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted Topic 326 on January 1, 2023, which had no material impact on the Company’s financial statements and related disclosures.

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
The fair value of Level 1 securities is determined using quoted prices in active markets for identical assets. Level 1 securities consist of highly liquid money market funds. Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. government and agency securities, commercial paper, corporate bonds and certificates of deposit are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.
The following is a summary of the Company’s cash equivalents and short-term investments (in thousands):

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1
Money market funds	$10,235	$—	$—	$10,235
Level 2
U.S. government and agency securities	59,487	—	(824)	58,663
Commercial paper	102,722	—	(246)	102,476
Corporate bonds	2,059	—	(35)	2,024
Total cash equivalents and short-term investments	174,503	—	(1,105)	173,398
Less: Cash equivalents	(56,256)	—	16	(56,240)
Total short-term investments	$118,247	$—	$(1,089)	$117,158

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1
Money market funds	$10,311	$—	$—	$10,311
Level 2
U.S. government and agency securities	62,268	—	(218)	62,050
Commercial paper	177,215	1	(61)	177,155
Corporate bonds	47,323	—	(39)	47,284
Total cash equivalents and short-term investments	297,117	1	(318)	296,800
Less: Cash equivalents	(25,808)	—	1	(25,807)
Total short-term investments	$271,309	$1	$(317)	$270,993
As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company’s consolidated balance sheet. Management regularly reviews all of the Company’s investments for other-than-temporary declines in estimated fair value. The aggregate fair value of the marketable securities in an unrealized loss position as of December 31, 2022 was $155.5 million, which are highly liquid securities with high credit ratings that have final maturity of less than two years from date of purchase. Management determined that the gross unrealized losses on the Company’s marketable securities as of December 31, 2022 were temporary in nature and none were in continuous loss position for 12 months or more. Management concluded that none of the Company’s marketable securities were other-than-temporarily impaired as of December 31, 2022.
As of December 31, 2022, $5.0 million of marketable securities had remaining maturities between one and two years. The remainder of the marketable securities have a remaining maturity of one year or less.
During the year ended December 31, 2022, the Company performed an impairment test to measure certain laboratory equipment at fair value. The assets are measured at fair value using Level 3 inputs on a non-recurring basis as a result of the occurrence of certain triggering events indicating the carrying value of the assets may not be recoverable. See Note 6, Balance Sheet Components for additional information.
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
Under Topic 606, the initial transaction price is the $7.5 million the Company received for the license granted. As described above, the arrangement provides for additional payments to the Company when certain development and commercial milestones are achieved. Because these milestone payments are not within the control of the Company and are not considered probable of being achieved until the events occur, the Company did not include them in the transaction price. The Company recognized $7.5 million of license revenue during the year ended December 31, 2021.

5. Leases
Redwood City
As of December 31, 2022, the Company has a lease for facilities in Redwood City, which provided a total of tenant improvement allowances of $6.8 million. Related to the Redwood City lease, the Company provided the landlord with a letter of credit in the amount of $2.5 million, which is classified as restricted cash under long term assets on the Company's consolidated balance sheets. The Redwood City lease expires in December 2031, with an option to extend for a period of eight years.

On November 1, 2021, the Company entered into an amendment to terminate the lease of one of its Redwood City premises under the existing lease and paid a termination fee of $0.4 million. Concurrently, the Company entered into an agreement to sublease a portion of such premises at $0.1 million monthly base rent through June 30, 2022. For short-term leases the Company does not recognize a right-of-use asset and lease liability and recognizes the lease expense over the term of the lease on a straight-line basis.
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
Sublease income for operating leases is classified as a reduction of rent expense in operating expenses. The difference between sublease income recorded and cash received from the subtenant accrues as a deferred rent receivable. During the year ended December 31, 2022, management reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. Management assessed the collectability to be less than probable and the Company recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment to sublease income, resulting in an increase in general and administrative expenses during the year ended December 31, 2022. The deferred rent receivable as of December 31, 2022 and 2021 was zero and $0.8 million, respectively.
As of December 31, 2022, the weighted-average remaining lease term was 10.2 years for the Company's leases and the weighted-average Incremental Borrowing Rate (“IBR”) was 9.9%. IBR is an estimated rate of interest used to determine present value of future lease payments in order to measure lease liability, which rate is what the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to determine the IBR, the Company estimates its credit rating, adjusts the credit rating for the nature of the collateral, and benchmarks the borrowing rate against observable yields on comparable securities with a similar term.
On March 24, 2023, the Company entered into an agreement to terminate the lease of one of its Redwood City premises, which will be effective September 30, 2023. As of December 31, 2022, including the effect of this subsequent event, the undiscounted future non-cancellable lease payments under the lease agreements are as follows (in thousands):

December 31,	Operating Leases	Sublease Payment Receivable

2023	$11,484	$5,844
2024	11,857	6,019
2025	12,242	6,200
2026	12,639	6,385
2027	13,050	6,577
Thereafter	104,410	76,174
Total undiscounted lease payments	165,682	107,199
Less: Present value adjustments	(74,766)
Total	$90,916
Rent expense for the years ended December 31, 2022, and 2021 was $17.2 million and $12.8 million, respectively, which includes variable lease costs for utilities, parking, maintenance, and real estate taxes. Variable lease expenses for the years ended December 31, 2022 and 2021 were $2.3 million and $1.8 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2022 and 2021 was $6.0 million and $5.2 million, respectively. Sublease income was $(0.3) million and $1.2 million for the years ended December 31, 2022 and 2021, respectively, which was classified as a general and administrative expense or reduction in general and administrative expense, respectively.

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2022	2021
	(In thousands)
Computer equipment and software	$1,325	$1,224
Laboratory equipment	14,382	12,778
Furniture and fixtures	868	1,136
Leasehold improvements	34,336	26,701
Construction in progress	1,010	4,395
Total property and equipment	51,921	46,234
Less accumulated depreciation and amortization	(16,994)	(13,174)
Property and equipment, net	$34,927	$33,060
The Company performed an impairment analysis for certain laboratory equipment assets based on the identification of impairment indicators during the year ended December 31, 2022. The analysis determined that the fair value of the assets, which was determined using a market approach, was lower than the carrying value. As a result of the evaluation, an impairment charge of $2.1 million was recognized for the year ended December 31, 2022. The assets indicated as impaired were written down to their estimated fair value.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
	(In thousands)
Compensation expense	$8,710	$9,209
Accrued professional fees	532	550
Accrued nonclinical costs	1,162	2,895
Accrued clinical and process development costs	5,692	2,058
State taxes payable	254	1,318
Other	417	2,017
Total accrued expenses and other current liabilities	$16,767	$18,047

7. Commitments and Contingencies
License Agreements
The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. Through December 31, 2022, none of the goals had been achieved under the license agreements and no milestones were accrued or payable. Because the achievement of these milestones is not fixed and determinable, such commitments have not been included on the Company’s consolidated balance sheets.

8. Stock Plans
On December 26, 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended by the board of directors on November 15, 2012 (the “2006 Plan”). The 2006 Plan allowed for the granting of incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to the employees, members of the board of directors and consultants of the Company. ISOs were granted only to the Company’s employees, including officers and directors who are also employees. NSOs were granted to employees and consultants. In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Equity Incentive Award Plan (the “2014 Plan”). Options may no longer be issued under the 2006 Plan after July 30, 2014. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with the year ended December 31, 2015, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors.
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
The 2006 Plan, 2014 Plan and Inducement Plan are referred to collectively as the Plans. As of December 31, 2022, a total of 37,900,792 shares of common stock were reserved for issuance and 3,202,937 shares were available for future grants under the Plans.
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
The following table summarizes stock option activity under the Company’s stock plans and related information:

(In thousands, except exercise prices and years)	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2020	10,432	$7.19	8.2	$31,626
Granted	8,231	7.04
Exercised	(9)	5.86
Cancelled/forfeited	(5,366)	10.32
Balance at December 31, 2021	13,288	$5.83	6.9	$145
Granted	10,933	1.24
Exercised	(15)	0.19
Cancelled/forfeited	(4,886)	5.29
Balance at December 31, 2022	19,320	$3.38	8.0	$29
Vested and expected to vest as of December 31, 2022	19,320	$5.79	8.0	$29
Exercisable at December 31, 2022	6,102	$11.03	6.4	$29
(a)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the closing price of the Company’s common stock as quoted on a national exchange.
The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $18,000 and $0.1 million, respectively.

Options granted during the year ended December 31, 2022 include 2.5 million shares of performance-based stock options with both performance and service vesting conditions.
The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options		Employee Stock Purchase Plan
	Years ended December 31,		Years ended December 31,
	2022	2021	2022	2021
Expected volatility	89%	91%	77%	122%
Expected term (in years)	6.0	6.0	1.2	1.2
Expected dividend yield	—	—	—	—
Risk-free interest rate	2.6%	1.0%	3.0%	0.1%
The weighted-average fair values of options granted during the years ended December 31, 2022 and 2021 were $0.93 and $5.18, respectively.
As of December 31, 2022, there was $30.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.6 years.
RSUs
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a 2–4 year period.
The following table summarizes the RSU activity under the Company’s stock plans and related information:

(In thousands, except grant date fair value and years)	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Balance at December 31, 2020	540	$6.41	0.8
Granted	2,585	3.90
Vested and released	(305)	5.26
Forfeited	(694)	5.68
Balance at December 31, 2021	2,126	3.76	1.4
Granted	857	1.43
Vested and released	(835)	3.41
Forfeited	(455)	3.21
Balance at December 31, 2022	1,693	$2.90	1.2
RSUs granted during the year ended December 31, 2022 include 0.4 million shares of performance stock units with both performance and service vesting conditions.
During the years ended December 31, 2022 and 2021, total fair value of RSUs vested was $2.8 million and $1.6 million, respectively. The number of RSUs vested includes shares of common stock that the Company withheld on behalf of employees or sold to cover to satisfy the minimum statutory tax withholding requirements. As of December 31, 2022, there was $1.6 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.5 years.
ESPP
In July 2014, the Company approved the establishment of the 2014 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 208,833 shares of its common stock for issuance and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of the Company’s common stock shares outstanding as of such date or a number of shares as determined by the Company’s board of directors. During the year ended December 31, 2022, 887,061 shares were issued under the ESPP. As of December 31, 2022, a total of 7,043,481 shares of common stock were available for future issuance under the ESPP. As of December 31, 2022, there was $0.6 million of unrecognized compensation cost related to the ESPP.

Stock-Based Compensation Recognized in the Consolidated Statement of Operations and Comprehensive Loss
The following table presents the Company’s stock-based compensation expense:

	Years ended December 31,
	2022	2021
	(In thousands)
Research and development	$7,108	$8,875
General and administrative	12,971	16,319
Total share-based compensation expense	$20,079	$25,194
During the year ended December 31, 2021, the Company recorded approximately $1.6 million of stock‑based compensation expense as a result of the modification of the vesting and exercisability of stock awards associated with the departure of certain of its executives and directors.

9. 401(k) Savings Plan
The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The amount of contributions that the Company made to the 401(k) Plan during the years ended December 31, 2022 and 2021 was $1.1 million and $1.0 million, respectively.
10. Restructuring
In July 2022, the Company implemented a restructuring of operations, including reductions in both headcount and expenses, to prioritize its clinical development of ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, and focus its pipeline strategy on certain highly prevalent ocular diseases.
Under the restructuring plan, the Company reduced its workforce by 75 employees (approximately 37%) as of July 6, 2022. Below is a summary of restructuring costs during the year ended December 31, 2022:

	Severance and Benefits Costs	Stock-Based Compensation	Total
	(In thousands)
Charges	$4,632	$53	$4,685
Cash payments made	(4,632)	—	(4,632)
Non-cash	—	(53)	(53)
Balance at December 31, 2022	$—	$—	$—

In the year ended December 31, 2022, the Company recorded $4.7 million of restructuring costs, of which $3.7 million was classified as research and development expenses and $1.0 million was classified as general and administrative expenses. The Company completed the restructuring in the fourth quarter of 2022.
11. Income Taxes
The following table presents domestic and foreign components of loss before provision for income taxes:

	Years ended December 31,
	2022	2021
	(In thousands)
U.S.	$(154,002)	$(145,375)
Foreign	(460)	(165)
Loss before income taxes	$(154,462)	$(145,540)

The components of the Company’s income tax provision were as follows:

	Years ended December 31,
	2022	2021
	(In thousands)
Current:
Foreign	$74	$—
Total current tax provision	74	—
Deferred
Foreign	—	—
Total deferred tax provision	—	—
Total income tax provision	$74	$—
Income tax provision for the years ended December 31, 2022 and 2021 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

	Years ended December 31,
	2022	2021
	(In thousands)
Federal income tax expense at statutory rate	$(32,437)	$(30,563)
Stock compensation	3,414	1,662
Non-deductible expenses	52	28
Research and development tax credits	(2,529)	(2,672)
Change in valuation allowance	31,542	41,324
Foreign rate differential	(46)	(9)
Impact of internal reorganization	103	(9,763)
Other	(25)	(7)
Total tax provision	$74	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities:

	As of December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$111,709	$105,509
Accruals, reserve and other	2,053	2,272
Tax credit carryforwards	21,439	16,838
Stock-based compensation	10,705	9,741
Property and equipment	279	—
Intangibles	1,562	1,613
Lease obligation	26,241	24,224
Capital losses	9,850	9,850
Capitalized costs	23,697	—
Total deferred tax assets before valuation allowance	207,535	170,047
Valuation allowance	(188,141)	(148,440)
Total deferred tax assets	19,394	21,607
Deferred tax liabilities:
Right-of-use assets	(19,394)	(20,227)
Property and equipment	—	(1,380)
Total deferred tax liabilities	$(19,394)	$(21,607)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased approximately $39.7 million and $53.8 million during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had U.S. federal net operating losses (“NOLs”) carryforwards of approximately $418.9 million to offset any future federal income. Approximately $57.3 million of NOLs expire at various years beginning with 2036. As of December 31, 2022, the Company also had U.S. state NOL carryforwards of approximately $239.9 million to offset any future state income. U.S. state NOLs expire at various years beginning with 2037. At December 31, 2022, the Company also had approximately $49.0 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.
As of December 31, 2022, the Company had federal research and development tax credit carryforwards of approximately $17.5 million available to reduce future tax liabilities which expire at various years beginning with 2036. As of December 31, 2022, the Company had state credit carryforwards of approximately $15.5 million available to reduce future tax liabilities which do not expire.
Effective January 1, 2022, the Tax Cuts and Jobs Act (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets related to capitalized research expenses increased by $23.7 million, net of amortization on research expenses capitalized in current year.

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
The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal, state and foreign income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.
The Company has total unrecognized tax benefits as of December 31, 2022 and 2021 of approximately $24.7 million and $21.9 million, respectively. As of December 31, 2022, the total amount of unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, is $1.0 million. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. A reconciliation of the unrecognized tax benefits is as follows:

	Years ended December 31,
	2022	2021
	(In thousands)
Unrecognized tax benefits as of the beginning of the year	$21,944	$8,677
Increase related to prior year tax provisions	274	10,656
Increase related to current year tax provisions	2,527	2,611
Unrecognized tax benefits as of the end of the year	$24,745	$21,944
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company accrued interest and penalties related to uncertain tax positions of $0.3 million. There are no ongoing examinations by taxing authorities at this time.
12. Net Loss per Share
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2022	2021
	(In thousands)
Stock options	19,320	13,288
Restricted stock units	1,693	2,126
ESPP	307	148
	21,320	15,562

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, including Laurent Fisher, our Chief Executive Officer and Linda Rubinstein, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
During the year ended December 31, 2022, we identified a deficiency in the operating effectiveness of controls in our financial statement close process that we considered to be a material weakness. An immaterial non-cash lease accounting error was identified in previously issued financial statements. While the identified error was not material, we considered the potential magnitude of the error(s) that could arise from the operating deficiency as potentially material.
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
As a result of the existence of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.
Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 as a result of the material weakness described above. The results of management's assessment were reviewed with the Audit Committee.
Remediation Plan
To address our material weaknesses, we have implemented and continue to implement increased rigor to ensure controls operate with regard to material non-routine transactions. Consistent with past practice, preparation of technical accounting memos should operate for all material non-routine transactions, including modifications of existing agreements. Management will consider whether it is appropriate to engage additional outside financial reporting and technical accounting expertise to assist in the determination and analysis of potential accounting and statutory reporting impacts taking into consideration complexity of transactions and to ensure we bridge and improve the knowledge and expertise within Finance on such specific non-routine transactions.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Changes in Internal Control over Financial Reporting
As described under the Remediation Plan above, we have implemented increased rigor to ensure controls operated over material non-routine transactions during the quarter ended December 31, 2022. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Our corporate headquarters are located in Redwood City, California, consisting of approximately 120,000 square feet of office, laboratory, and process development space under a lease that will expire in December 2031, which space is currently not fully utilized. Accordingly, on March 24, 2023, we entered into a Third Amendment to Lease (Partial Lease Termination) (the “Third Amendment”), between us and HCP LS Redwood City, LLC (the “Landlord”), pursuant to which we are relinquishing approximately one third of the space back to the landlord effective on September 30, 2023.
In addition, on March 24, 2023, we entered into a Fourth Amendment to Lease (the “Fourth Amendment”), between us and the Landlord, pursuant to which the Landlord is providing to us additional tenant improvement allowance funds in connection with our potential construction of tenant improvements at the portion of our corporate headquarters located in Redwood City, California, that we are not relinquishing back to the landlord.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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

Item 14. Principal Accountant Fees and Services.
The information required by this item will be contained in the Proxy Statement under the proposal titled, “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a) The financial statements schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown in the consolidated financial statements or related notes.
(b) The following exhibits are included herein or incorporated by reference:
EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1
3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Description of Common Stock	001-36579	10-K	March 1, 2021	4.2
10.1A†	License Agreement between AAVLife and Inserm Transfert, dated as of July 4, 2014.	001-36579	10-Q	August 9, 2016	10.9
10.1B†	Amendment No. 1 to License Agreement between AAVLife and Inserm Transfert, dated as of October 5, 2015.	001-36579	10-Q	August 9, 2016	10.10
10.2†	Exclusive License Agreement between Avalanche Biotechnologies, Inc. and the Regents of the University of California, dated as of June 17, 2013.	001-36579	10-K	March 6, 2019	10.46
10.3†	License Agreement between Avalanche Biotechnologies, Inc. and Virovek, Inc., dated as of October 12, 2011.	001-36579	10-K	March 6, 2019	10.47
10.4A	Lease Agreement between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of June 28, 2018.	001-36579	10-Q	August 8, 2018	10.2
10.4B	First Lease Amendment between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of April 19, 2021.	001-36579	10-Q	August 5, 2021	10.1
10.4C	Second Amendment to Lease (Partial Lease Termination) between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of November 1, 2021.	001-36579	10-K	March 29, 2022	10.4C
10.4D	Third Amendment to Lease (Partial Lease Termination) between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of March 24, 2023.					X
10.4E	Fourth Amendment to Lease between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of March 24, 2023.					X
10.5A	Lease Agreement between Adverum NC, LLC (a wholly owned subsidiary of the Company) and ARE-NC REGION NO. 21, LLC, dated as of January 8, 2021.	001-36579	10-Q	May 6, 2021	10.5
10.5B	Sublease Agreement between Adverum NC, LLC and Jaguar Gene Therapy, LLC, dated as of October 26, 2021.	001-36579	10-K	March 29, 2022	10.5B

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.6A(#)	2017 Inducement Plan, as amended and restated	333-253727	S-8	March 1, 2021	99.3
10.6B(#)	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.2
10.6C(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.3
10.7(#)	Adverum Biotechnologies, Inc. 2014 Employee Stock Purchase Plan, as amended and restated.	001-36579	10-Q	August 11, 2022	10.4
10.8A(#)	Adverum Biotechnologies, Inc. 2014 Equity Incentive Award Plan, as amended and restated.	001-36579	10-Q	August 10, 2020	10.8
10.8B(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	001-36579	10-K	March 6, 2018	10.14
10.8C(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive	001-36579	10-K	March 6, 2018	10.16
10.8D(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	333-197133	S-1/A	July 25, 2014	10.18
10.8E(#)	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	001-36579	10-K	March 29, 2022	10.8E
10.9(#)	Form of Change in Control and Severance Agreement for executive officers other than the chief executive officer.	001-36579	10-K	March 29, 2022	10.9
10.10(#)	Form of Indemnification Agreement for directors and executive officers.	001-36579	10-Q	May 28, 2020	10.1
10.11(#)	Non-Employee Director Compensation Policy.	001-36579	10-Q	May 6, 2021	10.7
10.12A(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Laurent Fischer, dated as of June 11, 2020.	001-36579	10-Q	August 10, 2020	10.1
10.12B(#)	Change in Control and Severance Agreement between Adverum Biotechnologies, Inc. and Laurent Fischer, dated as of June 11, 2020.	001-36579	10-Q	August 10, 2020	10.2
10.13(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Peter Soparkar, dated as of October 11, 2019.	001-36579	10-Q	November 7, 2019	10.2
10.14(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Brigit Riley, dated as of May 21, 2021.	001-36579	10-K	March 29, 2022	10.19
10.15(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Setareh Seyedkazemi, dated as of December 3, 2021.	001-36579	10-K	March 29, 2022	10.21
10.16(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Richard Beckman, dated as of December 30, 2021.	001-36579	10-K	March 29, 2022	10.22

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.17A(#)	Employment Agreement between Adverum Biotechnologies, Inc. and John Rakow, dated as of January 20, 2020.	001-36579	10-Q	August 11, 2022	10.1A
10.17B(#)	Promotion Letter between Adverum Biotechnologies, Inc. and John Rakow, dated as of July 15, 2021.	001-36579	10-Q	August 11, 2022	10.1B
10.17C(#)	Promotion Letter between Adverum Biotechnologies, Inc. and John Rakow, dated as of June 4, 2022.	001-36579	10-Q	August 11, 2022	10.1C
10.18(#)	Consulting Agreement between Adverum Biotechnologies, Inc. and Nancy E. Pecota, dated as of June 29, 2022.	001-36579	10-Q	August 11, 2022	10.3
10.19A(#)	Employment Agreement between Adverum Biotechnologies, Inc. and Rupert D'Souza, dated as of November 12, 2021.	001-36579	10-K	March 29, 2022	10.20
10.19B(#)	Separation Agreement and General Release of Claims between Adverum Biotechnologies, Inc. and Rupert D'Souza, dated as of June 7, 2022.	001-36579	10-Q	August 11, 2022	10.2
10.20(#)	Confidential Consulting Agreement between Adverum Biotechnologies, Inc. and FLG Partners, LLC, dated as of November 22, 2022.					X
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page hereto)					X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
104	The cover page of the Company's Annual Report on Form 10-K has been formatted in Inline XBRL.
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
Date: March 30, 2023

ADVERUM BIOTECHNOLOGIES, INC.

By:	/s/ Laurent Fischer
Laurent Fischer, M.D. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Linda Rubinstein
Linda Rubinstein Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Power of Attorney
Each person whose individual signature appears below hereby authorizes and appoints Laurent Fischer and Linda Rubinstein, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Laurent Fischer	President and Chief Executive Officer and Director	March 30, 2023
Laurent Fischer, M.D.	(Principal Executive Officer)

/s/ Linda Rubinstein	Chief Financial Officer	March 30, 2023
Linda Rubinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Machado	Chairman of the Board	March 30, 2023
Patrick Machado

/s/ Soo Hong	Director	March 30, 2023
Soo Hong

/s/ Mark Lupher	Director	March 30, 2023
Mark Lupher, Ph.D.

/s/ Rabia Gurses Ozden	Director	March 30, 2023
Rabia Gurses Ozden, M.D.

/s/ James Scopa	Director	March 30, 2023
James Scopa

/s/ Dawn Svoronos	Director	March 30, 2023
Dawn Svoronos

/s/ Reed Tuckson	Director	March 30, 2023
Reed Tuckson, M.D.

/s/ Scott Whitcup	Director	March 30, 2023
Scott Whitcup, M.D.