Form 10-Q
period 2023-03-31
Adverum Biotechnologies, Inc.
filed 2023-05-11
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2023, there were 100,574,949 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

RISK FACTORS SUMMARY
Investing in common stock involves numerous risks, including the risks described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$67,552	$68,431
Short-term investments	96,733	117,158
Prepaid expenses and other current assets	4,588	5,006
Total current assets	168,873	190,595
Operating lease right-of-use assets	69,503	78,934
Property and equipment, net	33,347	34,927
Restricted cash	2,503	2,503
Deposit and other long-term assets	1,351	1,413
Total assets	$275,577	$308,372
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,863	$2,238
Accrued expenses and other current liabilities	17,344	16,767
Lease liability, current portion	26,265	13,241
Total current liabilities	46,472	32,246
Lease liability, net of current portion	71,348	93,561
Other non-current liabilities	—	1,047
Total liabilities	117,820	126,854
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	990,214	985,651
Accumulated other comprehensive loss	(799)	(1,531)
Accumulated deficit	(831,668)	(802,612)
Total stockholders’ equity	157,757	181,518
Total liabilities and stockholders' equity	$275,577	$308,372
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
License revenue	$3,600	$—
Operating expenses:
Research and development	21,059	22,964
General and administrative	12,780	15,169
Total operating expenses	33,839	38,133
Operating loss	(30,239)	(38,133)
Other income, net	1,200	244
Net loss before income taxes	(29,039)	(37,889)
Income tax provision	(17)	(19)
Net loss	(29,056)	(37,908)
Other comprehensive income (loss):
Net unrealized gain/(loss) on marketable securities	739	(723)
Foreign currency translation adjustment	(7)	14
Comprehensive loss	$(28,324)	$(38,617)
Net loss per share — basic and diluted	$(0.29)	$(0.38)
Weighted-average common shares used to compute net loss per share - basic and diluted	100,304	98,596
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	100,117	$10	$985,651	$(1,531)	$(802,612)	$181,518
Stock-based compensation expense	—	—	4,563	—	—	4,563
Common stock issued upon release of restricted stock units	456	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities, net	—	—	—	739	—	739
Net loss	—	—	—	—	(29,056)	(29,056)
Balance at March 31, 2023	100,573	$10	$990,214	$(799)	$(831,668)	$157,757

Balance at December 31, 2021	98,381	$10	$964,965	$(714)	$(648,076)	$316,185
Stock-based compensation expense	—	—	5,381	—	—	5,381
Common stock issued upon exercise of stock options	15	—	3	—	—	3
Common stock issued upon release of restricted stock units	371	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized loss on marketable securities, net	—	—	—	(723)	—	(723)
Net loss	—	—	—		(37,908)	(37,908)
Balance at March 31, 2022	98,767	$10	$970,349	$(1,423)	$(685,984)	$282,952
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,056)	$(37,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,592	1,425
Stock-based compensation expense	4,563	5,381
Net (accretion) amortization of (discount) premium on marketable securities	(960)	212
Non-cash lease expense	1,427	1,126
Other	19	(92)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	924	(2,916)
Other assets	62	(1,658)
Accounts payable	631	1,437
Accrued expenses and other liabilities	(749)	(1,188)
Lease liability and lease incentive receivable	(865)	5,252
Net cash used in operating activities	(22,412)	(28,929)
Cash flows from investing activities:
Purchases of marketable securities	(20,232)	(29,750)
Maturities of marketable securities	41,850	118,507
Purchases of property and equipment	(85)	(4,374)
Net cash provided by investing activities	21,533	84,383
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to option exercises	—	3
Net cash provided by financing activities	—	3
Net (decrease) increase in cash and cash equivalents and restricted cash	(879)	55,457
Cash and cash equivalents and restricted cash at beginning of period	70,934	36,698
Cash and cash equivalents and restricted cash at end of period	$70,055	$92,155
Cash and cash equivalents	67,552	89,652
Restricted cash	2,503	2,503
Cash and cash equivalents and restricted cash at end of period	$70,055	$92,155
Supplemental schedule of noncash investing and financing information
Remeasurement of operating lease right-of-use assets	$8,004	$—
Fixed assets in accounts payable, accrued expenses and other current liabilities	$17	$2,616
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $831.7 million as of March 31, 2023. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $164.3 million, which the Company believes will be sufficient to fund its operations for at least twelve months from the date of issuance of these financial statements.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
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
Accrued Interest Receivable
Accrued interest receivable related to the Company’s available-for-sale debt securities is presented within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company has elected to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its available-for-sale debt securities.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. Topic 326 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach. The adoption of ASU 2016-13 had no significant impact on the Company’s condensed consolidated financial statements.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,984	$—	$—	$10,984
Level 2:
Commercial paper	72,594	1	(66)	72,529
U.S. government and agency securities	71,949	6	(300)	71,655
Corporate bonds	2,059	—	(7)	2,052
Total cash equivalents and short-term investments	157,586	7	(373)	157,220
Less: cash equivalents	(60,485)	(6)	4	(60,487)
Total short-term investments	$97,101	$1	$(369)	$96,733

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,235	$—	$—	$10,235
Level 2:
Commercial paper	102,722	—	(246)	102,476
U.S. government and agency securities	59,487	—	(824)	58,663
Corporate bonds	2,059	—	(35)	2,024
Total cash equivalents and short-term investments	174,503	—	(1,105)	173,398
Less: cash equivalents	(56,256)	—	16	(56,240)
Total short-term investments	$118,247	$—	$(1,089)	$117,158
As of March 31, 2023, all marketable securities have a remaining maturity of less than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2023 and December 31, 2022 was $105.9 million and $155.5 million, respectively, which are highly liquid funds with high credit ratings that have final maturity of less than two years from date of purchase. The Company has not recorded an allowance for credit losses as of March 31, 2023 and December 31, 2022 related to these securities. There were no individual securities that were in a significant unrealized loss position as of March 31, 2023 and December 31, 2022. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company has not recorded any impairment charges on available-for-sale securities.
4. License Revenue
Lexeo - On January 25, 2021, the Company and Lexeo Therapeutics, Inc (“Lexeo”) entered into a License Agreement pursuant to which the Company granted Lexeo an exclusive, worldwide, royalty-bearing license to certain of the Company's intellectual property to develop, manufacture, and commercialize a gene therapy product to treat cardiomyopathy due to Friedreich's Ataxia.
Under the terms of the agreement, the Company is eligible to receive additional payments upon the achievement of certain milestones. Additionally, the Company will receive royalty payments on net sales subject to a cap and reductions based on patent expiry, anti-stacking, and a defined royalty floor percentage.
In February 2023, Lexeo notified the Company that it achieved the first development milestone; accordingly the Company is eligible to receive additional payments. Therefore, the Company recognized $3.5 million of license revenue during the three months ended March 31, 2023.
5. Leases
Redwood City, California
The Company has a lease for facilities in Redwood City, California. Related to this lease, the Company provided the landlord with a letter of credit in the amount of $2.5 million, which is classified as restricted cash under long term assets on the Company's condensed consolidated balance sheets.
In March 2023, the Company entered into an amendment to accelerate the expiration of one of its Redwood City premises under the existing lease from December 31, 2031 to September 30, 2023. Concurrently, the Company entered into an agreement for additional tenant improvement allowance towards its other Redwood City premises. As a result of the modification the Company revalued the lease liability based on the new and remaining lease terms, which resulted in a reduction to the lease liability of $8.3 million, and recognized the remeasurement to the lease liabilities as an adjustment to the right-of-use asset. The estimated value of non-cash consideration, composed primarily of leasehold improvements and furniture and fixtures, was $14.9 million.

Durham, North Carolina
As of March 31, 2023, the Company has an operating lease agreement for a building in Durham, North Carolina (“NC Premises”). The lease commenced in April 2021 when the Company obtained control of the NC Premises, and the lease term expires in October 2037 with two options to extend the lease term for a period of five years each. In April 2023, the Company entered into an amendment to reduce the rent payments for the NC Premises, which will be effective as of May 1, 2023.
On October 26, 2021, the Company entered into a sublease agreement with a subtenant for the NC Premises through October 2037, the remainder of the lease term. In line with the amendment to the NC Premises' lease, sublease rent payments were correspondingly reduced. Sublease income for operating leases is recognized on a cash basis over the lease term based on assessment of probability of collection. Sublease income were $1.4 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively, and is classified as a reduction of rent expense in operating expenses.
As of March 31, 2023, including the impact of the NC Premises subsequent event, undiscounted future non-cancellable lease payments under the lease agreements are as follows (in thousands):

Year ending December 31,	Operating Leases	Sublease Payments Receivable
2023 (remaining nine months)	$24,118	$3,747
2024	10,840	5,002
2025	11,194	5,152
2026	11,560	5,306
2027	11,938	5,466
Thereafter	91,538	63,300
Total undiscounted lease payments	$161,188	$87,973

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Leasehold improvements	$34,375	$34,336
Laboratory equipment	14,419	14,382
Computer equipment and software	1,325	1,325
Furniture and fixtures	868	868
Construction in progress	946	1,010
Total property and equipment	51,933	51,921
Less accumulated depreciation and amortization	(18,586)	(16,994)
Property and equipment, net	$33,347	$34,927

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued nonclinical, clinical and process development costs	$8,475	$6,854
Employee compensation	5,946	8,710
Accrued professional services	764	532
State income tax payable	264	254
Other	1,895	417
Total accrued expenses and other current liabilities	$17,344	$16,767
7. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2022	19,320	$5.79
Options granted	4,216	0.74
Options exercised	—	—
Options forfeited	(229)	6.16
Balance at March 31, 2023	23,307	$4.87
Exercisable as of March 31, 2023	7,812	$9.43
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2022	1,693	$2.90
Granted	529	0.75
Vested and released	(456)	3.25
Forfeited	(28)	4.17
Outstanding at March 31, 2023	1,738	$2.14
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Research and development	$1,381	$1,933
General and administrative	3,182	3,448
Total stock-based compensation expense	$4,563	$5,381

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
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31, 2023	March 31, 2022
	(In thousands)
Stock options	23,307	16,171
Restricted stock units	1,738	2,522
ESPP	1,153	887
	26,198	19,580

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking and other statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.
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
In April 2023, we announced that the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) has granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”). The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies, including the National Institute for Health and Care Excellence and the National Health Service England, to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom.
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

Recent Restructuring
In July 2022, we announced we had taken measures to restructure our operations, including reductions in both headcount and expenses to prioritize Ixo-vec’s clinical development, and focus our pipeline strategy on certain highly prevalent ocular diseases. The restructuring was completed in the fourth quarter of 2022. We expect these restructuring measures will be sufficient to extend our cash runway into 2025. See, however, Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy program into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
Impact of COVID-19
Our results of operations and financial condition for the three months ended March 31, 2023 were not significantly impacted by the COVID-19 pandemic. We are actively monitoring and managing our response to the COVID-19 pandemic and assessing actual and potential impacts to these areas. Please refer to the Part II, Item 1A.“Risk Factors” for further discussion of the risks we face as a result of the COVID-19 pandemic.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of March 31, 2023, we had an accumulated deficit of $831.7 million. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of March 31, 2023, we had $164.3 million in cash, cash equivalents and short-term investments. We believe that our cash, cash equivalents and short-term investments are sufficient to fund operations into 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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
Critical Accounting Judgments and Estimates
This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Except as noted below, there have been no significant changes in our critical accounting judgments and estimates during the three months ended March 31, 2023 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on March 30, 2023.
Leases
We recognize a right-of-use asset and a lease liability on our condensed consolidated balance sheets. The lease liability is determined as the present value of future lease payments reduced by lease incentives, if any, using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date or lease modification date, as applicable. In order to determine the incremental borrowing rate, we estimate our credit rating, adjust the credit rating for the nature of the collateral, and benchmark the borrowing rate against observable yields on comparable securities with a similar term. We base the right-of-use lease asset on the lease liability adjusted for any prepaid or deferred rent and initial direct costs. We determine the lease term at the commencement date or lease modification date, as applicable, by considering whether renewal options and termination options are reasonably assured of exercise.
Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.
Sublease income for operating leases is classified as a reduction of rent expense in operating expenses and is recognized on a cash basis based on assessment of probability of collection.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
	(In thousands)
License revenue	$3,600	$—	$3,600
Operating expenses:
Research and development	$21,059	$22,964	$(1,905)
General and administrative	12,780	15,169	(2,389)
Total operating expenses	33,839	38,133	(4,294)
Operating loss	(30,239)	(38,133)	7,894
Other income, net	1,200	244	956
Net loss before income taxes	(29,039)	(37,889)	8,850
Income tax provision	(17)	(19)	2
Net loss	$(29,056)	$(37,908)	$8,852
License Revenue
The $3.6 million of license revenue for the three months ended March 31, 2023 was primarily related to a milestone payment received from Lexeo Therapeutics, Inc.(“Lexeo”) pursuant to a license agreement we had entered into with Lexeo in January 2021, pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and knowhow associated with our Friedreich's Ataxia program.
Research and Development Expense
Research and development expense decreased by $1.9 million to $21.1 million for the three months ended March 31, 2023 from $23.0 million for the three months ended March 31, 2022. The overall decrease was primarily due to a $3.3 million decrease in personnel-associated costs due to lower headcount following the restructuring in the prior year, and a $0.9 million decrease in laboratory expenses as the company prioritize its effort in the clinical development of Ixo-vec, partially offset by a $1.3 million increase in material production and bioanalytic expenses driven by the Ixo-vec clinical trial, and a $1.3 million increase in license costs driven by the Lexeo revenue. Stock-based compensation expense included in research and development expenses was $1.4 million for the three months ended March 31, 2023, compared to $1.9 million for the three months ended March 31, 2022.
For the periods presented, our research and development activities were attributable to our Ixo-vec and earlier-stage research programs. We expect that research and development expenses will fluctuate in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased $2.4 million to $12.8 million for the three months ended March 31, 2023 from $15.2 million for the three months ended March 31, 2022, primarily related to decreases of $1.3 million in personnel-associated costs driven by lower headcount, $0.6 million in professional services driven by legal fees related to our patents, and $0.5 million in recruiting costs driven by prior year hiring. Stock-based compensation expense included in general and administrative expenses was $3.2 million for the three months ended March 31, 2023, compared to $3.4 million for the three months ended March 31, 2022.
We expect that general and administrative expenses will decrease in future periods as we streamline our operations. We are expecting further year over year decreases for the second and third quarter until we get past the anniversary of the restructuring.
Other Income, Net
Other income, net was $1.2 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022. The increase is from higher average yields in investments, partially offset by declining investment balances.

Income Tax Provision
We recognized an income tax provision of $17,000 for the three months ended March 31, 2023 and $19,000 for the three months ended March 31, 2022 related to foreign operations.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of March 31, 2023, we had an accumulated deficit of $831.7 million. As of March 31, 2023, we had $164.3 million in cash, cash equivalents and short-term investments compared to $185.6 million as of December 31, 2022. We believe that our existing cash and cash equivalents and short-term investments as of March 31, 2023 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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

Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(22,412)	$(28,929)
Net cash provided by investing activities	21,533	84,383
Net cash provided by financing activities	—	3
Net (decrease) increase in cash and cash equivalents and restricted cash	$(879)	$55,457
Cash Used in Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $22.4 million, primarily as a result of net loss of $29.1 million due to the continued activities developing our product candidates partially offset by $6.6 million of non-cash charges mainly related to $4.6 million of stock-based compensation expense and $1.6 million of depreciation and amortization expenses.
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
Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 consisted of $21.6 million of net maturities from our marketable securities, partially offset by $0.1 million of purchases of property and equipment.
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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Previously Reported Material Weakness in Internal Control over Financial Reporting. During the year ended December 31, 2022, we identified a deficiency in the operating effectiveness of controls in our financial statement close process that we considered to be a material weakness. An immaterial non-cash lease accounting error was identified in previously issued financial statements. While the identified error was not material, we considered the potential magnitude of the error(s) that could arise from the operating deficiency as potentially material.

Remediation Plan. To address our material weaknesses, we have implemented and continue to implement increased rigor to ensure controls operate with regard to material non-routine transactions. Consistent with past practice, preparation of technical accounting memos should operate for all material non-routine transactions, including modifications of existing agreements. We intend to continue to take steps to remediate the material weakness, including engaging additional outside financial reporting and technical accounting expertise to assist in the determination and analysis of potential accounting and statutory reporting impacts taking into consideration complexity of transactions to ensure we bridge and improve the knowledge and expertise within Finance on such specific non-routine transactions.
Our remediation activities are not complete and we continue to seek ways to strengthen the operation of our controls over our financial statement close process. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.
As a result of the existence of the material weakness, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.
Changes in internal control over financial reporting. As described under the Remediation Plan above, we continue to implement increased rigor to ensure controls operated over material non-routine transactions during the quarter ended March 31, 2023. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional funding may not be available to us on acceptable terms or at all and the terms of any financing may adversely affect the holdings or the rights of our stockholders. General market conditions resulting from rising interest rates, inflation, bank failures, global supply chain issues, Russia’s invasion of Ukraine, the COVID-19 pandemic, as well as other market conditions, as well as our ability to maintain our Nasdaq listing, may make it difficult for us to obtain adequate additional financing when needed or on attractive terms, or at all. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.
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
Our common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “ADVM.” On November 18, 2022, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market notifying us that we were out of compliance with the Nasdaq $1.00 per share minimum closing bid price rule. We have until May 17, 2023, to regain compliance with the minimum bid price rule. We will not be able to achieve compliance by May 17, 2023. We may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, which we intend to do. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel. Accordingly, our common stock is subject to the risk of being delisted.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), where we held a small portion of our cash and cash equivalents, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those funds in excess of the standard FDIC insurance limits, under a systemic risk exception and, as a result, we had access to our cash and cash equivalents at SVB. Since then, several other banks have failed and there is uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business operations if our ability to access funds at SVB or any other banks we use is compromised.
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
Fast Track designation by the FDA, PRIME designation by the EMA for Ixo-vec and the Innovation Passport by the MHRA may not lead to a faster development, regulatory review or approval, and it does not increase the likelihood that Ixo-vec will receive marketing approval in the U.S.
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
The United Kingdom’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in April 2023. The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies, including the National Institute for Health and Care Excellence and the National Health Service England, to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom (“UK”).
However, Fast Track, PRIME and ILAP designations for Ixo-vec may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA or the EMA. In addition, the FDA may rescind the Fast Track designation for Ixo-vec if FDA later determines that Ixo-vec no longer meets the qualifying criteria for Fast Track designation
We may not be successful in our efforts to identify or discover additional product candidates.
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
Changes in laws and governmental policies may have an effect on regulations. For example, on January 31, 2020, the UK withdrew from the European Union (“EU”), commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. The UK-EU Trade and Cooperation Agreement, which has applied since the end of the Transition Period, provides for tariff-free trade of goods, but not services, between the UK and the EU, but there may however be additional non-tariff costs which did not exist prior to the end of the Transition Period. Further, should the UK further diverge from the EU from a regulatory perspective in relation to medical products, tariffs could be put into place in the future.

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

For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
Legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, will stay in effect until 2032 unless additional congressional action is taken. Further, Congress is considering additional health reform measures.
These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. The Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the Inflation Reduction Act will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials (for example, under HIPAA). Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. During the year ended December 31, 2022, we identified a deficiency in the operating effectiveness of controls in our financial statement close process that we considered to be a material weakness. An immaterial non-cash lease accounting error was identified in previously issued financial statements. While the identified error was not material, we considered the magnitude of the potential errors that could arise from the operating deficiency as potentially material. As a result, we are unable to assert that our internal control over financial reporting is effective as of March 31, 2023. For so long as we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On April 3, 2023, we, through our subsidiary Adverum NC, LLC, ARE-NC REGION NO. 21, LLC (“Landlord”), and JAGUAR GENE THERAPY, LLC (“Subtenant”), entered into a Third Amendment to Lease Agreement and First Amendment to Consent to Sublease (the “Lease Amendment”), which amends the lease relating to building we lease in Durham, North Carolina (the “NC Premises”). The Lease Amendment primarily reduces the rent payments for the NC Premises effective as of May 1, 2023, and modifies the tenant improvement allowances provided by the Landlord to us and the Subtenant. The Lease Amendment is filed as Exhibit 10.3 to this Form 10-Q.

Item 6.    Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

10.1	Third Amendment to Lease (Partial Lease Termination) between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of March 24, 2023.	001-36579	10-K	March 30, 2023	10.4D

10.2	Fourth Amendment to Lease between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of March 24, 2023.	001-36579	10-K	March 30, 2023	10.4E

10.3
Third Amendment to Lease and First Amendment to Consent to Sublease between Adverum NC, LLC (a wholly owned subsidiary of the Company), ARE-NC REGION NO. 21, LLC and Jaguar Gene Therapy, LLC, dated as of April 3, 2023.
X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH
104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: May 11, 2023	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Linda Rubinstein
Linda Rubinstein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)