Form 10-Q
period 2023-06-30
Adverum Biotechnologies, Inc.
filed 2023-08-10
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
94063
(Zip Code)
(650) 656-9323
(Registrant’s telephone number, including area code)
___________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	ADVM	The NASDAQ Stock Market LLC (Nasdaq Capital Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, there were 100,993,010 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$111,187	$68,431
Short-term investments	30,266	117,158
Prepaid expenses and other current assets	5,690	5,006
Total current assets	147,143	190,595
Operating lease right-of-use assets	58,287	78,934
Property and equipment, net	32,041	34,927
Restricted cash	2,650	2,503
Deposit and other long-term assets	1,308	1,413
Total assets	$241,429	$308,372
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,418	$2,238
Accrued expenses and other current liabilities	17,704	16,767
Lease liability, current portion	25,396	13,241
Total current liabilities	44,518	32,246
Lease liability, net of current portion	65,756	93,561
Other non-current liabilities	—	1,047
Total liabilities	110,274	126,854
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	994,929	985,651
Accumulated other comprehensive loss	(606)	(1,531)
Accumulated deficit	(863,178)	(802,612)
Total stockholders’ equity	131,155	181,518
Total liabilities and stockholders’ equity	$241,429	$308,372
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
License revenue	$—	$—	$3,600	$—
Operating expenses:
Research and development	20,599	30,265	41,658	53,229
General and administrative	12,466	13,760	25,246	28,929
Total operating expenses	33,065	44,025	66,904	82,158
Operating loss	(33,065)	(44,025)	(63,304)	(82,158)
Other income, net	1,576	283	2,776	527
Net loss before income taxes	(31,489)	(43,742)	(60,528)	(81,631)
Income tax provision	(21)	(19)	(38)	(38)
Net loss	(31,510)	(43,761)	(60,566)	(81,669)
Other comprehensive income (loss):
Net unrealized gain/(loss) on marketable securities	198	(339)	937	(1,062)
Foreign currency translation adjustment	(5)	(34)	(12)	(20)
Comprehensive loss	$(31,317)	$(44,134)	$(59,641)	$(82,751)
Net loss per share — basic and diluted	$(0.31)	$(0.44)	$(0.60)	$(0.83)
Weighted-average common shares used to compute net loss per share - basic and diluted	100,768	99,000	100,537	98,799
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	100,117	$10	$985,651	$(1,531)	$(802,612)	$181,518
Stock-based compensation expense	—	—	4,563	—	—	4,563
Common stock issued upon release of restricted stock units	456	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities, net	—	—	—	739	—	739
Net loss	—	—	—	—	(29,056)	(29,056)
Balance at March 31, 2023	100,573	10	990,214	(799)	(831,668)	157,757
Stock-based compensation expense	—	—	4,469	—	—	4,469
Common stock issued upon release of restricted stock units	2	—	—	—	—	—
Common stock issued under employee stock purchase plan	418	—	246	—	—	246
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Unrealized gain on marketable securities, net	—	—	—	198	—	198
Net loss	—	—	—	—	(31,510)	(31,510)
Balance at June 30, 2023	100,993	$10	$994,929	$(606)	$(863,178)	$131,155

Balance at December 31, 2021	98,381	$10	$964,965	$(714)	$(648,076)	$316,185
Stock-based compensation expense	—	—	5,381	—	—	5,381
Common stock issued upon exercise of stock options	15	—	3	—	—	3
Common stock issued upon release of restricted stock units	371	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	14	—	14
Unrealized loss on marketable securities, net	—	—	—	(723)	—	(723)
Net loss	—	—	—		(37,908)	(37,908)
Balance at March 31, 2022	98,767	10	970,349	(1,423)	(685,984)	282,952
Stock-based compensation expense	—	—	4,942	—	—	4,942
Common stock issued upon release of restricted stock units	5	—	—	—	—	—
Common stock issued under employee stock purchase plan	499	—	362	—	—	362
Foreign currency translation adjustments	—	—	—	(34)	—	(34)
Unrealized loss on marketable securities, net	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(43,761)	(43,761)
Balance at June 30, 2022	99,271	$10	$975,653	$(1,796)	$(729,745)	$244,122
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(60,566)	$(81,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,126	3,028
Stock-based compensation expense	9,032	10,323
Net (accretion) amortization of (discount) premium on marketable securities	(1,675)	258
Non-cash lease expense	6,936	2,234
Loss on disposal of property and equipment	—	101
Impairment of long-lived assets	—	2,011
Other	(306)	(76)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	775	(4,165)
Other assets	105	(3,403)
Accounts payable	(944)	3,216
Accrued expenses and other liabilities	(525)	2,134
Lease liability and lease incentive receivable	(1,619)	8,200
Net cash used in operating activities	(45,661)	(57,808)
Cash flows from investing activities:
Purchases of marketable securities	(20,232)	(57,674)
Maturities of marketable securities	108,909	183,599
Purchases of property and equipment	(121)	(10,807)
Net cash provided by investing activities	88,556	115,118
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to option exercises	—	3
Payment of deferred offering costs	(238)	—
Proceeds from employee stock purchase plan	246	362
Net cash provided by financing activities	8	365
Net increase in cash and cash equivalents and restricted cash	42,903	57,675
Cash and cash equivalents and restricted cash at beginning of period	70,934	36,698
Cash and cash equivalents and restricted cash at end of period	$113,837	$94,373
Cash and cash equivalents	111,187	91,870
Restricted cash	2,650	2,503
Cash and cash equivalents and restricted cash at end of period	$113,837	$94,373
Supplemental schedule of noncash investing and financing information
Remeasurement of operating lease right-of-use assets	$13,711	$—
Fixed assets in accounts payable, accrued expenses and other current liabilities	$496	$908
Deferred offering costs included in accounts payable	$107	$—
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $863.2 million as of June 30, 2023. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $141.5 million, which the Company believes will be sufficient to fund its operations for at least twelve months from the date of issuance of these financial statements.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,541	$—	$—	$10,541
Level 2:
Commercial paper	101,677	—	(27)	101,650
U.S. government and agency securities	24,418	2	(143)	24,277
Total cash equivalents and short-term investments	136,636	2	(170)	136,468
Less: cash equivalents	(106,218)	(2)	18	(106,202)
Total short-term investments	$30,418	$—	$(152)	$30,266

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,235	$—	$—	$10,235
Level 2:
Commercial paper	102,722	—	(246)	102,476
U.S. government and agency securities	59,487	—	(824)	58,663
Corporate bonds	2,059	—	(35)	2,024
Total cash equivalents and short-term investments	174,503	—	(1,105)	173,398
Less: cash equivalents	(56,256)	—	16	(56,240)
Total short-term investments	$118,247	$—	$(1,089)	$117,158
As of June 30, 2023, all marketable securities have a remaining maturity of less than one year. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2023 and December 31, 2022 was $116.0 million and $155.5 million, respectively, which are highly liquid funds with high credit ratings that have final maturity of less than two years from date of purchase. The Company has not recorded an allowance for credit losses as of June 30, 2023 and December 31, 2022 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at June 30, 2023 and December 31, 2022. The Company held 27 securities that were in unrealized loss positions as of June 30, 2023. There were no individual securities that were in a significant unrealized loss position as of June 30, 2023 and December 31, 2022. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company has not recorded any impairment charges on available-for-sale securities.
4. License Revenue
Lexeo - On January 25, 2021, the Company and Lexeo Therapeutics, Inc (“Lexeo”) entered into a License Agreement pursuant to which the Company granted Lexeo an exclusive, worldwide, royalty-bearing license to certain of the Company’s intellectual property to develop, manufacture, and commercialize a gene therapy product to treat cardiomyopathy due to Friedreich’s Ataxia.
Under the terms of the agreement, the Company is eligible to receive additional payments upon the achievement of certain milestones. Additionally, the Company will receive royalty payments on net sales subject to a cap and reductions based on patent expiry, anti-stacking, and a defined royalty floor percentage.
In February 2023, Lexeo notified the Company that it achieved the first development milestone; accordingly the Company is eligible to receive additional payments. Therefore, the Company recognized $3.5 million of license revenue during the six months ended June 30, 2023.
5. Leases
Redwood City, California
The Company has a lease for facilities in Redwood City, California (“Redwood City Premises”). Related to this lease, the Company provided the landlord with a letter of credit in the amount of $2.5 million, which is classified as restricted cash under long term assets on the Company’s condensed consolidated balance sheets.
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

Durham, North Carolina
The Company has an operating lease agreement for a building in Durham, North Carolina (“NC Premises”). The lease commenced in April 2021 when the Company obtained control of the NC Premises, and the lease term expires in October 2037 with two options to extend the lease term for a period of five years each. In April 2023, the Company entered into an amendment to reduce the rent payments for the NC Premises, effective as of May 1, 2023.
On October 26, 2021, the Company entered into a sublease agreement with a subtenant for the NC Premises through October 2037, the remainder of the lease term. In line with the amendment to the NC Premises’ lease, sublease rent payments were correspondingly reduced. Sublease income for operating leases is recognized on a cash basis over the lease term based on assessment of probability of collection. Sublease income was $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2022, respectively. The sublease income is classified as a reduction of rent expense in operating expenses.
As of June 30, 2023, undiscounted future non-cancellable lease payments under the lease agreements are as follows (in thousands):

Year ending December 31,	Operating Leases	Sublease Payments Receivable
2023 (remaining six months)	$20,915	$2,573
2024	11,086	5,248
2025	11,448	5,405
2026	11,821	5,567
2027	12,207	5,735
Thereafter	94,653	66,416
Total undiscounted lease payments	$162,130	$90,944
Less: Present value adjustments	$(70,978)
Total lease liability	$91,152

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Leasehold improvements	$34,376	$34,336
Laboratory equipment	14,419	14,382
Computer equipment and software	1,325	1,325
Furniture and fixtures	868	868
Construction in progress	1,173	1,010
Total property and equipment	52,161	51,921
Less accumulated depreciation and amortization	(20,120)	(16,994)
Property and equipment, net	$32,041	$34,927

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued nonclinical, clinical and process development costs	$8,213	$6,854
Employee compensation	6,791	8,710
Accrued professional services	631	532
State income tax payable	71	254
Other	1,998	417
Total accrued expenses and other current liabilities	$17,704	$16,767
7. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2022	19,320	$5.79
Options granted	4,736	0.81
Options exercised	—	—
Options forfeited	(541)	5.13
Balance at June 30, 2023	23,515	$4.80
Exercisable as of June 30, 2023	8,867	$8.82
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2022	1,693	$2.90
Granted	534	0.76
Vested and released	(458)	3.25
Forfeited	(44)	3.14
Outstanding at June 30, 2023	1,725	$2.14
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$1,380	$1,830	$2,761	$3,763
General and administrative	3,089	3,112	6,271	6,560
Total stock-based compensation expense	$4,469	$4,942	$9,032	$10,323

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
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2023	June 30, 2022
	(In thousands)
Stock options	23,515	16,798
Restricted stock units	1,726	2,387
ESPP	249	303
	25,490	19,488

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
Ixo-vec (ADVM-022)
Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, is a single, in-office intravitreal (“IVT”) injection gene therapy product designed to deliver long-term durable therapeutic levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with bolus anti-vascular endothelial growth factor (“VEGF”) IVT injections. Ixo-vec utilizes an engineered, proprietary vector capsid, AAV.7m8, carrying an aflibercept coding sequence under the control of a proprietary expression cassette capable of transducing retinal cells after a single in-office IVT injection. This “biofactory” approach is designed to enable the transduced cells to continuously express aflibercept, reducing or eliminating the need for ongoing anti-VEGF IVT injections. This product candidate is intended to improve both real-world vision and quality of life outcomes for patients. Ixo-vec is currently being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”) who are responsive to anti-VEGF therapy.
Wet AMD is a leading cause of blindness in patients over 65 years of age, with a prevalence of approximately 20 million individuals worldwide living with wet AMD. Age-related macular degeneration (“AMD”) is expected to impact 288 million people worldwide by 2040, with wet AMD accounting for approximately ten percent of those cases. Up to 42% of wet AMD patients experience neovascularization in the second eye in the first two to three years following diagnosis in the primary eye. In recognition of the need for new treatment options for wet AMD, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation for Ixo-vec for the treatment of wet AMD.
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
Nonclinical studies have indicated that a 6 x 10^10 vg/eye (“6E10”) dose has the potential to achieve therapeutic levels of aflibercept. In April 2022, we announced we received feedback from the FDA via a Type C meeting written response related to our planned Phase 2 trial of Ixo-vec in wet AMD. We requested the FDA’s feedback to ensure alignment with the regulatory agency ahead of filing the Investigational New Drug (“IND”) amendment for our Phase 2 trial, which was submitted on May 26, 2022.

In September 2022, we dosed the first subject in our Phase 2 LUNA (“LUNA”) trial of Ixo-vec. The LUNA trial is a multicenter, double-masked, randomized, parallel-group Phase 2 trial evaluating two doses of Ixo-vec - 2E11 and a new, lower 6E10 dose - in up to 72 subjects with wet AMD. The LUNA trial will evaluate the efficacy and safety of the Ixo-vec doses, while optimizing the prophylactic corticosteroid regimens. The LUNA trial will assess four new enhanced prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids. The corticosteroid regimens in the LUNA trial were designed to cover the period of peak immunogenicity observed in non-clinical studies and in the Phase 1 OPTIC study.
The LUNA trial’s primary cohort of approximately 60 subjects, randomized equally between the two Ixo-vec doses, was fully enrolled in August 2023. The LUNA trial primary endpoints are similar to the OPTIC trial and will focus on mean change in best-corrected visual acuity and CST from baseline to one year, and incidence and severity of adverse events. Other endpoints include aflibercept protein levels at 14 weeks, an interim efficacy and safety analysis at 26 weeks and a reduction in CST fluctuations and in treatment burden. The study will also evaluate the effectiveness and tolerability of the prophylactic corticosteroid regimens. We will maintain the optionality to enroll an additional cohort of approximately 12 subjects that may provide further data to inform our global development plan.
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
In May 2020, we initiated the INFINITY trial, a multi-center, Phase 2, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of Ixo-vec in subjects with diabetic macular edema (“DME”). A dose limiting toxicity at the 6E11 dose in this population with poorly controlled diabetes and micro vascular complications was identified in April of 2021. Consequently, we are no longer pursuing Ixo-vec for the treatment of DME, nor are we evaluating the 6E11 dose in wet AMD. We have not seen similar subject safety concerns in any of our subjects at either the 2E11 dose in the INFINITY or OPTIC trials or the 6E11 dose in the OPTIC trial.
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
BCM affects approximately 1 to 9 in 100,000 males, worldwide. This X-linked recessive hereditary condition is caused by the absence of function in the L and the M opsin gene(s) and can manifest in loss of visual acuity, photosensitivity, myopia and infantile nystagmus that can persist into adulthood. Consequently, individuals with BCM have visual impairments to important aspects of daily living such as facial recognition, learning, reading, and daylight vision. Currently, there is no cure for BCM and to our knowledge, no other therapies to treat BCM are in development. We are collaborating with the families of patients affected with BCM (BCM Families Foundation) to help advance our therapies. In an effort to prioritize Ixo-vec clinical development and focus on establishing gene therapy as a new standard of care for highly prevalent ocular diseases, we are in the process of identifying a suitable partner to further develop ADVM-062.

Dry AMD / Geographic Atrophy Program
In May 2023, we presented nonclinical data on an IVT gene therapy for the treatment of geographic atrophy (“GA”) secondary to dry age-related macular degeneration (“dry AMD”) via expression of Complement Factor I at the American Society of Gene & Cell Therapy’s (“ASGCT”) 2023 Annual Meeting. Dry AMD is a highly prevalent disease in which patients experience a chronic progressive deterioration of the macula, leading to central blind spots and permanent vision loss. Geographic atrophy can be seen as part of late-stage AMD.
Optogenetics Program
In May 2023, we presented data on an optogenetic approach to vision restoration at ASGCT’s 2023 Annual Meeting. Melanopsin through its ability to regenerate chromophore has the potential to be an effective light sensor candidate by generating pseudo-photoreceptors. Our engineered melanopsin demonstrated favorable kinetics in vitro, and may have utility as a therapeutic transgene for optogenetic vision restoration.
Impact of COVID-19
Our results of operations and financial condition for the six months ended June 30, 2023 were not significantly impacted by the continued existence of COVID-19. To date, we believe we have experienced limited impact due to COVID-19 on our completed and ongoing clinical programs, including the OPTIC and LUNA clinical trials; however, the ultimate impact of the continued existence of COVID-19 on our ongoing and planned clinical trials is uncertain and subject to change. Please refer to the Part II, Item 1A. “Risk Factors” for further discussion of the risks we face as a result of COVID-19.
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2023, we had an accumulated deficit of $863.2 million. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of June 30, 2023, we had $141.5 million in cash, cash equivalents and short-term investments. We believe that our cash, cash equivalents and short-term investments are sufficient to fund operations into 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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
Critical Accounting Judgments and Estimates
This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Except as noted below, there have been no significant changes in our critical accounting judgments and estimates during the three and six months ended June 30, 2023 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on March 30, 2023.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)
License revenue	$—	$—	$—	$3,600	$—	$3,600
Operating expenses:
Research and development	$20,599	$30,265	$(9,666)	41,658	53,229	(11,571)
General and administrative	12,466	13,760	(1,294)	25,246	28,929	(3,683)
Total operating expenses	33,065	44,025	(10,960)	66,904	82,158	(15,254)
Operating loss	(33,065)	(44,025)	10,960	(63,304)	(82,158)	18,854
Other income, net	1,576	283	1,293	2,776	527	2,249
Net loss before income taxes	(31,489)	(43,742)	12,253	(60,528)	(81,631)	21,103
Income tax provision	(21)	(19)	(2)	(38)	(38)	—
Net loss	$(31,510)	$(43,761)	$12,251	$(60,566)	$(81,669)	$21,103
License Revenue
The $3.6 million of license revenue for the six months ended June 30, 2023 was primarily related to a milestone payment received from Lexeo Therapeutics, Inc.(“Lexeo”) pursuant to a license agreement we had entered into with Lexeo in January 2021, pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and knowhow associated with our Friedreich’s Ataxia program.
Research and Development Expense
Research and development expense decreased by $9.7 million to $20.6 million for the three months ended June 30, 2023 from $30.3 million for the three months ended June 30, 2022. The overall decrease was primarily due to a $3.2 million decrease in personnel-associated costs due to lower headcount following the restructuring in the prior year, a $2.5 million decrease in material production and bioanalytics driven by Ixo-vec clinical trial preparation in the prior year, a $2.0 million decrease in license fees arising from sublicensee agreement paid in the prior year, a $2.0 million impairment of long-lived assets in the prior year versus none in the current year, a $0.7 million decrease in laboratory expenses, and a $0.7 million decrease in consulting and contractor expense as the company prioritizes its efforts on the clinical development of Ixo-vec. These decreases were partially offset by a $2.3 million increase in facilities related expenses driven by lease modifications. Stock-based compensation expense included in research and development expenses was $1.4 million for the three months ended June 30, 2023, compared to $1.8 million for the three months ended June 30, 2022.
Research and development expense decreased by $11.6 million to $41.7 million for the six months ended June 30, 2023 from $53.2 million for the six months ended June 30, 2022. The overall decrease was primarily due to a $6.4 million decrease in personnel-associated costs due to lower headcount following the restructuring in the prior year, a $2.0 million impairment of long-lived assets in the prior year versus none in the current year, a $1.6 million decrease in laboratory expenses, a $1.3 million decrease in expenses related to consultants and contractors as the company prioritizes its efforts on the clinical development of Ixo-vec, a $1.2 million decrease in material production and bioanalytics driven by Ixo-vec clinical trial preparation in the prior year, and a $0.7 million decrease in license fees arising from sublicensee agreement paid in the prior year. These decreases were partially offset by a $2.0 million increase in facilities related expenses driven by lease modifications. Stock-based compensation expense included in research and development expenses was $2.8 million for the six months ended June 30, 2023, compared to $3.8 million for the six months ended June 30, 2022.

For the periods presented, our research and development activities were attributable to our Ixo-vec and earlier-stage research programs. We expect that research and development expenses will fluctuate in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased $1.3 million to $12.5 million for the three months ended June 30, 2023 from $13.8 million for the three months ended June 30, 2022, primarily related to decreases of $1.8 million in personnel-associated costs driven by lower headcount, $0.5 million in professional services driven by legal fees related to our patents, and $0.3 million in insurance costs, partially offset by a $1.6 million increase in facilities costs arising from lease modifications. Stock-based compensation expense included in general and administrative expenses was $3.1 million for the three months ended June 30, 2023 and June 30, 2022.
General and administrative expense decreased $3.7 million to $25.2 million for the six months ended June 30, 2023 from $28.9 million for the six months ended June 30, 2022, primarily related to decreases of $3.1 million in personnel-associated costs driven by lower headcount, $1.0 million in professional services driven by legal fees related to our patents, and $0.9 million in insurance costs, partially offset by a $1.7 million increase in facilities costs arising from lease modifications. Stock-based compensation expense included in general and administrative expenses was $6.3 million for the six months ended June 30, 2023, compared to $6.6 million for the six months ended June 30, 2022.
We expect that general and administrative expenses will decrease in future periods as we streamline our operations. We are expecting further year over year decreases for the third quarter until we get past the anniversary of the restructuring.
Other Income, Net
Other income, net was $1.6 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The increases are from higher average yields in investments, partially offset by declining investment balances.
Income Tax Provision
We recognized an income tax provision of $21,000 and $19,000 for the three months ended June 30, 2023 and 2022, respectively, and $38,000 for the six months ended June 30, 2023 and 2022, related to foreign operations.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of June 30, 2023, we had an accumulated deficit of $863.2 million. As of June 30, 2023, we had $141.5 million in cash, cash equivalents and short-term investments compared to $185.6 million as of December 31, 2022. We believe that our existing cash and cash equivalents and short-term investments as of June 30, 2023 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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
•the emergence of competing technologies or other adverse market developments; and
•the effects of the continued existence of COVID-19 on our business, results of operations, and financial condition.
If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.
Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(45,661)	$(57,808)
Net cash provided by investing activities	88,556	115,118
Net cash provided by financing activities	8	365
Net increase in cash and cash equivalents and restricted cash	$42,903	$57,675
Cash Used in Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $45.7 million, primarily as a result of net loss of $60.6 million due to the continued activities developing our product candidates partially offset by $17.1 million of non-cash charges mainly related to $9.0 million of stock-based compensation expense, $6.9 million of non-cash lease expense, and $3.1 million of depreciation and amortization expenses and by $2.2 million of change in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
During the six months ended June 30, 2022, net cash used in operating activities was $57.8 million, primarily as a result of net loss of $81.7 million due to the continued activities developing our product candidates partially offset by $17.9 million of non-cash charges mainly related to $10.3 million of stock-based compensation expense, $3.0 million of depreciation and amortization expenses, $2.2 million of non-cash lease expense and $2.0 million of impairment of property and equipment and by $6.0 million of change in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 consisted of $88.7 million of net maturities from our marketable securities, partially offset by $0.1 million of purchases of property and equipment related.
Net cash provided by investing activities for the six months ended June 30, 2022 consisted of $125.9 million of net maturities from our marketable securities, partially offset by $10.8 million of purchases of property and equipment primarily related to laboratory equipment and facility construction.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 consisted mainly of $0.2 million of payments for deferred offering costs, almost entirely offset by $0.2 million of proceeds from our employee purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2022 consisted mainly of $0.4 million of proceeds from our employee stock purchase plan.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
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
Remediation Plan. To address our material weakness we have implemented and continue to implement increased rigor to ensure controls operate with regard to material non-routine transactions. Consistent with past practice, preparation of technical accounting memos should operate for all material non-routine transactions, including modifications of existing agreements. We intend to continue to take steps to remediate the material weakness, including engaging additional outside financial reporting and technical accounting expertise to assist in the determination and analysis of potential accounting and statutory reporting impacts taking into consideration complexity of transactions to ensure we bridge and improve the knowledge and expertise within Finance on such specific non-routine transactions.
Our remediation activities are not complete and we continue to seek ways to strengthen the operation of our controls over our financial statement close process. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.
As a result of the existence of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.
Changes in internal control over financial reporting. As described under the Remediation Plan above, we continue to implement increased rigor to ensure controls operated over material non-routine transactions during the quarter ended June 30, 2023. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to establish and maintain partnering arrangements for development and/or commercialization;
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
We have no product candidate approved by any regulatory authority, have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through, among other methods, collaboration agreements and public or private financings.
Additional funding may not be available to us on acceptable terms or at all and the terms of any financing may adversely affect the holdings or the rights of our stockholders. General market conditions resulting from rising interest rates, inflation, bank failures, global supply chain issues, Russia’s invasion of Ukraine, the continued existence of COVID-19, as well as other market conditions, may make it difficult for us to obtain adequate additional financing when needed or on attractive terms, or at all. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.
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
In addition, if a subject enrolled in one of our clinical trials experiences a negative health event, the subject may be forced to withdraw from our trial, or may become temporarily unavailable for follow-up visits, which may impact the amount or quality of data we obtain from our trial, which in turn may delay or prevent regulatory approval of our product candidate. Because subjects we enroll in our clinical trials for any of our product candidates are likely to be less healthy than the general population, and particularly in trials like OPTIC and LUNA that enroll a small number of subjects, this risk is increased.

Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, dose-related ocular inflammation is a known side effect of Ixo-vec administration, but the duration of inflammation caused by Ixo-vec, our ability to prevent or manage that inflammation using corticosteroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. The primary purpose of our LUNA trial is to identify the best combination of a prophylactic corticosteroid regimen and dose of Ixo-vec that minimizes post-prophylactic inflammation while at the same time providing efficacy. If we are unable to manage this inflammation appropriately, we may not be able to further develop Ixo-vec and the FDA or other regulatory authorities outside the U.S. may not approve Ixo-vec. Even if we achieve marketing approval, doctors may not prescribe, and patients may not use, Ixo-vec or our other product candidates if they deem the levels or risk of inflammation to be unacceptable or if they are unwilling or unable to use the required prophylactic corticosteroid regimen. Further, patients treated with Ixo-vec could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of Ixo-vec or could cause unanticipated adverse reactions to Ixo-vec. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any therapeutic protein or injection of gene therapies that express a therapeutic protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to intravitreal injection and taking aqueous fluid samples from the eye (“aqueous tap”), such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
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
If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology or product candidates. Promising nonclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a nonclinical model, including non-human primate models, may be significantly higher than the level of protein expression achieved in humans. Similarly, human subjects administered our product candidates may develop side effects that were not observed in animal models and/or are more severe than those observed in animal models. In addition, even industry-accepted animal models may not accurately replicate human disease. Success in nonclinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through nonclinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may become apparent only when the product candidate is tested in human subjects suffering from the relevant disease. Furthermore, the initiation of future trials for a product candidate will be dependent upon demonstrating sufficient safety and efficacy to the relevant regulatory authorities in preceding or other ongoing trials using the same product candidate. We will still need to conduct Phase 3 pivotal trials in which we anticipate Ixo-vec will be compared to available therapies and utilize longer term endpoints in order to support submission and approval of a BLA or equivalent outside of the U.S. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization. Even if our clinical trials successfully meet their endpoints for safety and efficacy, the FDA and/or other regulatory authorities outside the U.S. may still conclude that the product candidate has not demonstrated a beneficial benefit-risk profile or otherwise does not meet the relevant standard for approval.

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
Before a clinical trial can begin to enroll at a clinical site, the site’s Institutional Review Board (“IRB”) and its Institutional Biosafety Committee must review the proposed clinical trial to assess appropriateness to conduct the clinical trial at that site. In addition, adverse events in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory authorities outside the U.S. to change the requirements for human research on or for approval of any of our product candidates.
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
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and patient’s safety concerns over participating in a clinical trial. We will be required to identify and enroll a sufficient number of patients for any clinical trial for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates, or may meet other exclusion criteria. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial.

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
From time to time, we may announce or publish preliminary or interim data from our clinical trials. Preliminary and interim results of a clinical trial are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues or further subject follow up occurs and more subject data become available. For example, although we have periodically announced interim data from subjects in our OPTIC and OPTIC extension trials, which showed all Ixo-vec related adverse events as mild to moderate in severity, there is no guarantee that in the future, we will not have more severe drug- or treatment-related adverse events in subjects treated with Ixo-vec, such as the dose-limiting toxicity at the 6E11 dose tested in our INFINITY trial. In addition, in certain clinical trials, such as our OPTIC trial, individual cohorts of subjects were enrolled with different dosages and other treatment conditions under our protocol. These different doses, populations, and other treatment conditions may affect clinical outcomes, including safety profiles or efficacy, such as the number of supplemental injections required, in each of the cohorts. As a result, preliminary and interim data should be viewed with caution and not relied upon until the final data from a locked database for the entire clinical trial are available. Material changes in the final data compared to preliminary or interim data could significantly harm our business prospects.
Fast Track designation by the FDA, PRIME designation by the EMA for Ixo-vec and the Innovation Passport by the MHRA may not lead to a faster development, regulatory review or approval, and they do not increase the likelihood that Ixo-vec will receive marketing approval in the U.S.
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
Gene therapy products are novel and complex and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. If we are unable to secure adequate manufacturing capacity from our contract manufacturing partners, or if our contracted slots are cancelled or delayed in order to prioritize other projects, we may be unable to produce sufficient quantities of our product candidates for our development programs and for commercialization.
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
•our diligence obligations under the license agreement, what activities satisfy those diligence obligations, and to what extent those obligations are relieved or delayed by external factors beyond our control, such as COVID-19;
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
The continued existence of COVID-19 may impact our business, results of operations, and financial condition depending on future developments, which cannot be predicted.
The continued existence of COVID-19 has caused us to modify our business practices, including the adoption of a hybrid mix of virtual and in-person work, and implementing policies and practices to align with health authority recommendations. We may take further actions that may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.
Separately, an increased reliance by us and the companies with which we do business on information technology systems to support a hybrid workforce may increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations.
The continued existence of COVID-19 may also affect our current and planned trials, development programs and our timelines for commercialization. We and our CROs, clinical sites and contract manufacturing organizations (“CMOs”) may face disruptions that may affect our ability to conduct and timely complete ongoing clinical trials, nonclinical studies, obtain clinical supplies, and conduct other research and development activities. The response to COVID-19 also could redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property.

In addition, if our relationships with our manufacturers, service providers, suppliers, or other vendors are terminated, materially altered, or scaled back as a result of COVID-19 or other health epidemics, we may not be able to enter into arrangements with alternative manufacturers, service providers, suppliers, or other vendors or do so on commercially reasonable terms or in a timely or cost-effective manner. Further, delays could occur which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. COVID-19 may also affect the operations of the FDA or other health regulatory authorities outside the U.S., which could result in delays of meetings, reviews and approvals, including with respect to our product candidates.
Although we are taking steps to mitigate all of these effects, the occurrence of any of these disruptions, including of our own operations, could delay our clinical trials and development programs, and otherwise harm our operations and financial condition and increase our costs and expenses.
The extent to which the continued existence of COVID-19 impacts our business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread or any future resurgence of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
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
In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CPRA (collectively, (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information. The CCPA provides for administrative fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. Additionally, the CPRA’s recent amendments expand the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
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
•trading volume of our common stock;
•the continuing effects of the continued existence of COVID-19;
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. During the year ended December 31, 2022, we identified a deficiency in the operating effectiveness of controls in our financial statement close process that we considered to be a material weakness. An immaterial non-cash lease accounting error was identified in previously issued financial statements. While the identified error was not material, we considered the magnitude of the potential errors that could arise from the operating deficiency as potentially material. As a result, we are unable to assert that our internal control over financial reporting is effective as of June 30, 2023. For so long as we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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

Item 6.    Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

10.1	Third Amendment to Lease and First Amendment to Consent to Sublease between Adverum NC, LLC (a wholly owned subsidiary of the Company), ARE-NC REGION NO. 21, LLC and Jaguar Gene Therapy, LLC, dated as of April 3, 2023.	001-36579	10-Q	May 11, 2023	10.3

10.2	Sales Agreement between Adverum Biotechnologies, Inc. and Cowen and Company, LLC, dated as of May 11, 2023.	001-36579	8-K	May 11, 2023	1.1
10.3	Separation Agreement and General Release of Claims between Adverum Biotechnologies, Inc. and Richard Beckman, M.D., dated as of May 24, 2023.					X

10.4	Consulting Agreement between Adverum Biotechnologies, Inc. and Richard Beckman, M.D., dated as of June 1, 2023.					X

10.5	Employment Offer Letter between Adverum Biotechnologies, Inc. and Linda Rubinstein, dated as of August 3, 2023.					X

10.6	Form of Change in Control and Severance Agreement for executive officers other than the chief executive officer.					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: August 10, 2023	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Linda Rubinstein
Linda Rubinstein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)