Form 10-Q
period 2023-09-30
Adverum Biotechnologies, Inc.
filed 2023-11-09
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023, there were 101,027,174 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$105,366	$68,431
Short-term investments	11,716	117,158
Prepaid expenses and other current assets	7,514	5,006
Total current assets	124,596	190,595
Operating lease right-of-use assets	52,757	78,934
Property and equipment, net	15,497	34,927
Restricted cash	2,650	2,503
Deposit and other long-term assets	1,270	1,413
Total assets	$196,770	$308,372
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,170	$2,238
Accrued expenses and other current liabilities	16,362	16,767
Lease liability, current portion	10,324	13,241
Total current liabilities	28,856	32,246
Lease liability, net of current portion	65,200	93,561
Other non-current liabilities	—	1,047
Total liabilities	94,056	126,854
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	999,319	985,651
Accumulated other comprehensive loss	(552)	(1,531)
Accumulated deficit	(896,063)	(802,612)
Total stockholders’ equity	102,714	181,518
Total liabilities and stockholders’ equity	$196,770	$308,372
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License revenue	$—	$—	$3,600	$—
Operating expenses:
Research and development	20,740	23,849	62,398	77,078
General and administrative	13,789	17,188	39,035	46,117
Total operating expenses	34,529	41,037	101,433	123,195
Operating loss	(34,529)	(41,037)	(97,833)	(123,195)
Other income, net	1,661	923	4,437	1,450
Net loss before income taxes	(32,868)	(40,114)	(93,396)	(121,745)
Income tax provision	(17)	(17)	(55)	(55)
Net loss	(32,885)	(40,131)	(93,451)	(121,800)
Other comprehensive income (loss):
Net unrealized gain/(loss) on marketable securities	66	(127)	1,003	(1,189)
Foreign currency translation adjustment	(12)	(30)	(24)	(50)
Comprehensive loss	$(32,831)	$(40,288)	$(92,472)	$(123,039)
Net loss per share — basic and diluted	$(0.33)	$(0.40)	$(0.93)	$(1.23)
Weighted-average common shares used to compute net loss per share - basic and diluted	100,999	99,475	100,693	99,027
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	100,117	$10	$985,651	$(1,531)	$(802,612)	$181,518
Stock-based compensation expense	—	—	4,563	—	—	4,563
Common stock issued upon release of restricted stock units	456	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities, net	—	—	—	739	—	739
Net loss	—	—	—	—	(29,056)	(29,056)
Balance at March 31, 2023	100,573	10	990,214	(799)	(831,668)	157,757
Stock-based compensation expense	—	—	4,469	—	—	4,469
Common stock issued upon release of restricted stock units	2	—	—	—	—	—
Common stock issued under employee stock purchase plan	418	—	246	—	—	246
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Unrealized gain on marketable securities, net	—	—	—	198	—	198
Net loss	—	—	—	—	(31,510)	(31,510)
Balance at June 30, 2023	100,993	10	994,929	(606)	(863,178)	131,155
Stock-based compensation expense	—	—	4,389	—	—	4,389
Common stock issued upon exercise of stock options	1	—	1	—	—	1
Common stock issued upon release of restricted stock units	33	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(12)	—	(12)
Unrealized gain on marketable securities, net	—	—	—	66	—	66
Net loss	—	—	—	—	(32,885)	(32,885)
Balance at September 30, 2023	101,027	$10	$999,319	$(552)	$(896,063)	$102,714

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

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(93,451)	$(121,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,635	4,816
Stock-based compensation expense	13,421	14,826
Net accretion of discount on marketable securities	(1,835)	(277)
Non-cash lease expense	12,466	3,092
Loss on disposal of property and equipment	85	101
Impairment of long-lived assets	—	2,011
Other	(257)	(1,526)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(923)	(3,468)
Other assets	143	864
Accounts payable	(62)	(543)
Accrued expenses and other liabilities	(1,452)	(217)
Lease liability and lease incentive receivable	(2,344)	12,505
Net cash used in operating activities	(69,574)	(89,616)
Cash flows from investing activities:
Purchases of marketable securities	(20,232)	(81,782)
Maturities of marketable securities	127,601	232,899
Purchases of property and equipment	(616)	(11,631)
Net cash provided by investing activities	106,753	139,486
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to option exercises	1	3
Payment of deferred offering costs	(344)	—
Proceeds from employee stock purchase plan	246	362
Net cash (used in) provided by financing activities	(97)	365
Net increase in cash and cash equivalents and restricted cash	37,082	50,235
Cash and cash equivalents and restricted cash at beginning of period	70,934	36,698
Cash and cash equivalents and restricted cash at end of period	$108,016	$86,933
Cash and cash equivalents	105,366	84,430
Restricted cash	2,650	2,503
Cash and cash equivalents and restricted cash at end of period	$108,016	$86,933
Supplemental schedule of noncash investing and financing information
Non-cash settlement of operating lease liability	$14,903	$—
Remeasurement of operating lease right-of-use assets	$13,711	$2,842
Fixed assets in accounts payable, accrued expenses and other current liabilities	$—	$168
Deferred offering costs included in accounts payable	$58	$—
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $896.1 million as of September 30, 2023. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of $117.1 million, which the Company believes will be sufficient to fund its operations for at least twelve months from the date of issuance of these financial statements.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
Liquidity, Risks and Uncertainties
As of September 30, 2023, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2023, had an accumulated deficit of $896.1 million. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company will need to raise additional capital through equity or debt financings, collaborative or other arrangements with corporate sources or through other sources of financing. The Company may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If the Company is unable to raise capital or enter into such agreements as and when needed, it may have to significantly delay, scale back or discontinue the development or commercialization of one or more of its product candidates. As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of $117.1 million, which is sufficient to fund our operations into 2025.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	September 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,140	$—	$—	$10,140
Level 2:
Commercial paper	91,259	—	(31)	91,228
U.S. government and agency securities	11,786	—	(71)	11,715
Total cash equivalents and short-term investments	113,185	—	(102)	113,083
Less: cash equivalents	(101,399)	—	32	(101,367)
Total short-term investments	$11,786	$—	$(70)	$11,716

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,235	$—	$—	$10,235
Level 2:
Commercial paper	102,722	—	(246)	102,476
U.S. government and agency securities	59,487	—	(824)	58,663
Corporate bonds	2,059	—	(35)	2,024
Total cash equivalents and short-term investments	174,503	—	(1,105)	173,398
Less: cash equivalents	(56,256)	—	16	(56,240)
Total short-term investments	$118,247	$—	$(1,089)	$117,158
As of September 30, 2023, all marketable securities have a remaining maturity of less than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2023 and December 31, 2022 was $102.9 million and $155.5 million, respectively, which are highly liquid funds with high credit ratings that have final maturity of less than two years from date of purchase. The Company has not recorded an allowance for credit losses as of September 30, 2023 and December 31, 2022 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at September 30, 2023 and December 31, 2022. The Company held 24 securities that were in unrealized loss positions as of September 30, 2023. There were no individual securities that were in a significant unrealized loss position as of September 30, 2023 and December 31, 2022. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company has not recorded any impairment charges on available-for-sale securities.
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
In February 2023, Lexeo notified the Company that it achieved the first development milestone; accordingly the Company is eligible to receive additional payments. Therefore, the Company recognized $3.5 million of license revenue during the nine months ended September 30, 2023.
5. Leases
Redwood City, California
The Company has a lease for facilities in Redwood City, California (“Redwood City Premises”), which expires December 31, 2031, with option to extend for a period of eight years. Related to this lease, the Company provided the landlord with a letter of credit in the amount of $2.7 million as of September 30, 2023, which is classified as restricted cash under long term assets on the Company’s condensed consolidated balance sheets. In October 2023, the Company entered into an amendment to the letter of credit reducing the amount to $1.9 million.
In March 2023, the Company entered into an amendment to accelerate the expiration of one of the facilities in its Redwood City Premises from December 31, 2031 to September 30, 2023. Concurrently, the Company entered into an agreement for additional tenant improvement allowance towards its other Redwood City Premises. As a result of the modification the Company revalued the lease liability based on the new and remaining lease terms, which resulted in a reduction to the lease liability of $8.3 million, and recognized the remeasurement to the lease liabilities as an adjustment to the right-of-use asset. The estimated value of non-cash consideration, composed primarily of leasehold improvements and furniture and fixtures, was $14.9 million, which was fully amortized as of September 30, 2023.

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
On October 26, 2021, the Company entered into a sublease agreement with a subtenant for the NC Premises through October 2037, the remainder of the lease term. In line with the amendment to the NC Premises’ lease, sublease rent payments were correspondingly reduced. Sublease income for operating leases is recognized on a cash basis over the lease term based on assessment of probability of collection. In September 2022, the Company assessed the collectability of sublease income receivable to be less than probable and recognized an adjustment to eliminate the deferred rent receivable as an adjustment to sublease income, resulting in an increase in general and administrative expenses in the three and nine month periods ended September 30, 2022. As a result of the adjustment to eliminate the deferred rent receivable, sublease income for the three and nine months ended September 30, 2022 was a negative $4.1 million and $0.8 million, respectively. Sublease income was $1.3 million and $4.1 million for the three and nine months ended September 30, 2023, respectively. The sublease income is classified as a reduction of rent expense in operating expenses.
As of September 30, 2023, undiscounted future non-cancellable lease payments under the lease agreements are as follows (in thousands):

Year ending December 31,	Operating Leases	Sublease Payments Receivable
2023 (remaining three months)	$2,696	$1,286
2024	11,086	5,248
2025	11,448	5,405
2026	11,821	5,568
2027	12,207	5,735
Thereafter	94,653	66,416
Total undiscounted lease payments	$143,911	$89,658
Less: Present value adjustments	$(68,387)
Total lease liability	$75,524

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Laboratory equipment	$14,452	$14,382
Leasehold improvements	13,586	34,336
Computer equipment and software	868	1,325
Furniture and fixtures	—	868
Construction in progress	93	1,010
Total property and equipment	28,999	51,921
Less accumulated depreciation and amortization	(13,502)	(16,994)
Property and equipment, net	$15,497	$34,927

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Employee compensation	$7,281	$8,710
Accrued nonclinical, clinical and process development costs	6,728	6,854
Accrued professional services	588	532
State income tax payable	102	254
Other	1,663	417
Total accrued expenses and other current liabilities	$16,362	$16,767
7. Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2022	19,320	$5.79
Options granted	6,056	1.05
Options exercised	(1)	1.29
Options forfeited	(1,314)	3.05
Balance at September 30, 2023	24,061	$4.74
Exercisable as of September 30, 2023	9,724	$8.54
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2022	1,693	$2.90
Granted	539	0.77
Vested and released	(491)	3.14
Forfeited	(128)	1.94
Outstanding at September 30, 2023	1,613	$2.20
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$1,164	$1,432	$3,925	$5,195
General and administrative	3,225	3,071	9,496	9,631
Total stock-based compensation expense	$4,389	$4,503	$13,421	$14,826

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
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30, 2023	September 30, 2022
	(In thousands)
Stock options	24,062	19,221
Restricted stock units	1,613	1,724
ESPP	394	760
	26,069	21,705

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
Wet AMD is a leading cause of blindness in patients over 65 years of age, with a prevalence of approximately 20 million individuals worldwide living with wet AMD. Age-related macular degeneration (“AMD”) is expected to impact 288 million people worldwide by 2040, with wet AMD accounting for approximately ten percent of those cases. Up to 42% of wet AMD patients experience neovascularization in the second eye in the first two to three years following diagnosis in the primary eye. In recognition of the need for new treatment options for wet AMD, the U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) granted Fast Track designation and Priority Medicines (“PRIME”) designation, respectively, for Ixo-vec for the treatment of wet AMD. Additionally, the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) had granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”).
In November 2018, we initiated the OPTIC trial, designed as a multi-center, open-label, dose-ranging, safety and efficacy trial of Ixo-vec in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment experienced, and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. The OPTIC trial was fully enrolled in July 2020 and completed in 2022. We will continue to present updated efficacy, aflibercept protein levels and safety data as we follow our subjects for an additional three years for a total of five years. To date, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, including continuous stable aflibercept protein levels from 10 weeks to up to 4.5 years, maintenance to improvement in best-corrected visual acuity and central subfield thickness (“CST”), a measure of fluid in and beneath the retina, as well as a reduction in CST fluctuations through three years. Ixo-vec has been generally well tolerated, with the most common adverse events being dose-dependent adeno-associated virus (“AAV”) associated ocular inflammation that has been responsive to topical corticosteroid therapy.
Nonclinical studies have indicated that a 6 x 10^10 vg/eye (“6E10”) dose has the potential to achieve therapeutic levels of aflibercept. In April 2022, we announced we received feedback from the FDA via a Type C meeting written response related to our planned Phase 2 trial of Ixo-vec in wet AMD. We requested the FDA’s feedback to ensure alignment with the regulatory agency ahead of filing the Investigational New Drug (“IND”) amendment for our Phase 2 LUNA (“LUNA”) trial, which was submitted on May 26, 2022.
In September 2022, we dosed the first subject in our LUNA trial of Ixo-vec. The LUNA trial is a multicenter, double-masked, randomized, parallel-group Phase 2 trial evaluating two doses of Ixo-vec - 2E11 and a new, lower 6E10 dose - in up to 72 subjects with wet AMD. The LUNA trial will evaluate the efficacy and safety of the Ixo-vec doses, while optimizing the prophylactic corticosteroid regimens. The LUNA trial will assess four enhanced prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids. The corticosteroid regimens in the LUNA trial were designed to cover the period of peak immunogenicity observed in non-clinical studies and in the Phase 1 OPTIC study.
The LUNA trial was fully enrolled in August 2023 and in September 2023, we announced initial aflibercept protein expression data at 14 weeks for a percentage of cohort at both the 2E11 and 6E10 doses, suggesting that both doses deliver aflibercept levels that are within the therapeutic range.
The LUNA trial enrolled 60 subjects randomized equally between the two Ixo-vec doses. The LUNA trial primary endpoints are similar to the OPTIC trial and will focus on mean change in best-corrected visual acuity and CST from baseline to one year, and incidence and severity of adverse events. Other endpoints include aflibercept protein levels at 14 weeks, an interim efficacy and safety analysis at 26 weeks and reduction in CST fluctuations and in treatment burden. The study will also evaluate the effectiveness and tolerability of the prophylactic corticosteroid regimens. We will maintain the optionality to enroll an additional cohort of approximately 12 additional subjects that may provide further data to inform our global development plan.
In September 2018, we announced that the FDA had granted Ixo-vec Fast Track designation. Fast Track is a process designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and fill unmet medical needs. The designation enables more frequent meetings and communication with the FDA throughout a product candidate’s development and review process, often leading to earlier drug approval and access by patients. The designation also provides eligibility for Priority Review, Accelerated Approval, and Rolling Review, which may potentially result in a shorter FDA review process. The purpose of the Fast Track process is to get important new drugs and biologics to patients earlier.
In June 2022, we announced that the EMA had granted Ixo-vec PRIME designation. PRIME is a program launched by the EMA to enhance support for research on and development of medicines that have demonstrated preliminary safety and efficacy and thus the potential to target a significant unmet medical need and bring a major therapeutic advantage to patients. This regulatory program offers developers of promising medicines enhanced interaction and early dialogue and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible. In November 2022, a PRIME kickoff meeting was held to initiate interaction with the EMA experts and to familiarize EMA with the product, development program, and planned regulatory strategy.
In April 2023, we announced that the MHRA had granted Ixo-vec an Innovation Passport under the ILAP. The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies, including the All Wales Therapeutics and Toxicology Centre, the National Institute for Health and Care Excellence, and the Scottish Medicines Consortium to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom (“UK”).
Immunogenicity to AAV therapy has been broadly reported to be associated both with systemic and ocular gene therapies, regardless of route of administration, and is generally understood to be dose-related. Based on an extensive evaluation of data from all of our subjects treated with Ixo-vec and all of our nonclinical data by internal and external experts, we believe that utilizing the 2E11 and 6E10 doses, along with the new enhanced prophylactic corticosteroid regimens, which include local corticosteroids and combinations of local and systemic corticosteroids, will allow us to minimize post-prophylaxis inflammation in our trial subjects going forward.
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

BCM affects approximately 1 in 100,000 males, worldwide. This X-linked recessive hereditary condition is caused by the absence of function in the L and the M opsin gene(s) and can manifest in loss of visual acuity, photosensitivity, myopia and infantile nystagmus that can persist into adulthood. Consequently, individuals with BCM have visual impairments to important aspects of daily living such as facial recognition, learning, reading, and daylight vision. Currently, there is no cure for BCM and to our knowledge, no other therapies to treat BCM are in development. In September 2023, we granted an exclusive license for the rights to ADVM-062 to a non-profit organization that will now lead all research and development activities for the program.
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
Impact of COVID-19
Our results of operations and financial condition for the nine months ended September 30, 2023 were not significantly impacted by the continued existence of COVID-19. To date, we believe we have experienced limited impact due to COVID-19 on our completed and ongoing clinical programs, including the OPTIC and LUNA clinical trials; however, the ultimate impact of the continued existence of COVID-19 on our ongoing and planned clinical trials is uncertain and subject to change. Please refer to the Part II, Item 1A. “Risk Factors” for further discussion of the risks we face as a result of COVID-19.
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of September 30, 2023, we had an accumulated deficit of $896.1 million. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of September 30, 2023, we had $117.1 million in cash, cash equivalents and short-term investments. We believe that our cash, cash equivalents and short-term investments are sufficient to fund operations into 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”

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
Critical Accounting Judgments and Estimates
This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Except as noted below, there have been no significant changes in our critical accounting judgments and estimates during the three and nine months ended September 30, 2023 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on March 30, 2023.

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In thousands)
License revenue	$—	$—	$—	$3,600	$—	$3,600
Operating expenses:
Research and development	$20,740	$23,849	$(3,109)	62,398	77,078	(14,680)
General and administrative	13,789	17,188	(3,399)	39,035	46,117	(7,082)
Total operating expenses	34,529	41,037	(6,508)	101,433	123,195	(21,762)
Operating loss	(34,529)	(41,037)	6,508	(97,833)	(123,195)	25,362
Other income, net	1,661	923	738	4,437	1,450	2,987
Net loss before income taxes	(32,868)	(40,114)	7,246	(93,396)	(121,745)	28,349
Income tax provision	(17)	(17)	—	(55)	(55)	—
Net loss	$(32,885)	$(40,131)	$7,246	$(93,451)	$(121,800)	$28,349
License Revenue
The $3.6 million of license revenue for the nine months ended September 30, 2023 was primarily related to a milestone payment received from Lexeo Therapeutics, Inc.(“Lexeo”) pursuant to a license agreement we had entered into with Lexeo in January 2021, pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and knowhow associated with our Friedreich’s Ataxia program.
Research and Development Expense
Research and development expense decreased by $3.1 million to $20.7 million for the three months ended September 30, 2023 from $23.8 million for the three months ended September 30, 2022. The overall decrease was primarily due to a $5.3 million decrease in personnel-associated costs due to lower headcount following the restructuring in the prior year, and a $1.1 million decrease in material production and bioanalytics driven by Ixo-vec clinical trial preparation in the prior year. These decreases were partially offset by a $3.2 million increase in facilities expenses driven by lease modifications. Stock-based compensation expense included in research and development expenses was $1.2 million for the three months ended September 30, 2023, compared to $1.4 million for the three months ended September 30, 2022.

Research and development expense decreased by $14.7 million to $62.4 million for the nine months ended September 30, 2023 from $77.1 million for the nine months ended September 30, 2022. The overall decrease was primarily due to a $11.8 million decrease in personnel-associated costs due to lower headcount following the restructuring in the prior year, a $2.3 million decrease in material production and bioanalytics driven by Ixo-vec clinical trial preparation in the prior year, a $2.0 million impairment of long-lived assets in the prior year versus none in the current year, a $1.9 million decrease in laboratory expenses, a $1.1 million decrease in expenses related to consultants and contractors as we prioritize our efforts on the clinical development of Ixo-vec, and a $0.7 million decrease in license fees arising from sublicense agreement paid in the prior year. These decreases were partially offset by a $5.2 million increase in facilities expenses driven by lease modifications, and a $1.1 million increase in clinical trial expenses. Stock-based compensation expense included in research and development expenses was $3.9 million for the nine months ended September 30, 2023, compared to $5.2 million for the nine months ended September 30, 2022.
For the periods presented, our research and development activities were attributable to our Ixo-vec and earlier-stage research programs. We expect that research and development expenses will fluctuate in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased $3.4 million to $13.8 million for the three months ended September 30, 2023 from $17.2 million for the three months ended September 30, 2022, primarily related to decreases of $3.9 million in facilities expenses due to reversal of sublease income in prior year and $0.5 million in personnel-associated costs driven by lower headcount following the restructuring in the prior year, partially offset by a $0.3 million increase in professional services driven by legal fees. Stock-based compensation expense included in general and administrative expenses was $3.2 million for the three months ended September 30, 2023, compared to $3.1 million for the three months ended September 30, 2022.
General and administrative expense decreased $7.1 million to $39.0 million for the nine months ended September 30, 2023 from $46.1 million for the nine months ended September 30, 2022, primarily related to decreases of $3.6 million in personnel-associated costs driven by lower headcount following the restructuring in the prior year, $2.2 million in facilities costs due to reversal of sublease income in prior year, and $1.0 million in insurance costs due to a decrease in premiums in the current year. Stock-based compensation expense included in general and administrative expenses was $9.5 million for the nine months ended September 30, 2023, compared to $9.6 million for the nine months ended September 30, 2022.
Other Income, Net
Other income, net was $1.7 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $4.4 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increases are from higher average yields in investments, partially offset by declining investment balances.
Income Tax Provision
We recognized an income tax provision of $17,000 for the three months ended September 30, 2023 and 2022, and $55,000 for the nine months ended September 30, 2023 and 2022, related to foreign operations.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of September 30, 2023, we had an accumulated deficit of $896.1 million. As of September 30, 2023, we had $117.1 million in cash, cash equivalents and short-term investments compared to $185.6 million as of December 31, 2022. We believe that our existing cash and cash equivalents and short-term investments as of September 30, 2023 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our lead gene therapy programs into 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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
Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(69,574)	$(89,616)
Net cash provided by investing activities	106,753	139,486
Net cash (used in) provided by financing activities	(97)	365
Net increase in cash and cash equivalents and restricted cash	$37,082	$50,235
Cash Used in Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $69.6 million, primarily as a result of net loss of $93.5 million due to the continued activities developing our product candidates partially offset by $28.5 million of non-cash charges mainly related to $13.4 million of stock-based compensation expense, $12.5 million of non-cash lease expense, and $4.6 million of depreciation and amortization expenses and by $4.6 million of change in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
During the nine months ended September 30, 2022, net cash used in operating activities was $89.6 million, primarily as a result of net loss of $121.8 million due to the continued activities developing our product candidates partially offset by $20.0 million of non-cash charges mainly related to $14.8 million of stock-based compensation expense, $4.8 million of depreciation and amortization expenses, $3.1 million of non-cash lease expense, and $2.0 million of impairment of long-lived assets and by $12.2 million of change in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 consisted of $107.4 million of net maturities from our marketable securities, partially offset by $0.6 million of purchases of property and equipment related.

Net cash provided by investing activities for the nine months ended September 30, 2022 consisted of $151.1 million of net maturities from our marketable securities, partially offset by $11.6 million of purchases of property and equipment primarily related to laboratory equipment and facility construction.
Cash (Used In) Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 consisted mainly of $0.3 million of payments for deferred offering costs, almost entirely offset by $0.2 million of proceeds from our employee purchase plan.
Net cash provided by financing activities for the nine months ended September 30, 2022 consisted mainly of $0.4 million of proceeds from our employee purchase plan.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
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
As a result of the existence of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.
Changes in internal control over financial reporting. As described under the Remediation Plan above, we continue to implement increased rigor to ensure controls operated over material non-routine transactions during the quarter ended September 30, 2023. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional funding may not be available to us on acceptable terms or at all and the terms of any financing may adversely affect the holdings or the rights of our stockholders. General market conditions resulting from high interest rates, inflation, bank failures, global supply chain issues, the ongoing conflict between Russia and Ukraine, the recent conflict in Israel and surrounding area, the continued existence of COVID-19, as well as other market conditions, may make it difficult for us to obtain adequate additional financing when needed or on attractive terms, or at all. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.
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
Of the large number of gene therapies, biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a biologics license application (“BLA”) to the FDA or marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”), and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution, or be conditional on future development activities and clinical results. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval, or, if approved, successfully commercialize, any of our product candidates, we may not be able to generate sufficient revenue to continue our business.
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
Before a clinical trial can begin to enroll at a clinical site, the site’s Institutional Review Board (“IRB”) and its Institutional Biosafety Committee must review the proposed clinical trial to assess the appropriateness to conduct the clinical trial at that site. In addition, adverse events in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory authorities outside the U.S. to change the requirements for human research on or for approval of any of our product candidates.
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
•such authorities may find deficiencies in our manufacturing processes, analytical testing, or facilities or in the manufacturing processes, analytical testing or facilities of third-party manufacturers or testing laboratories with which we or any of our future development partners contract for clinical and commercial supplies; or
•the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

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
Fast Track designation by the FDA, PRIME designation by the EMA and the Innovation Passport by the MHRA for Ixo-vec, may not lead to a faster development, regulatory review or approval, and they do not increase the likelihood that Ixo-vec will receive marketing approval in the U.S.
We received Fast Track designation for Ixo-vec in September 2018 for the treatment of wet AMD. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA provides opportunities for frequent interactions with the review team for a Fast Track product, including pre-investigational new drug application (“IND”) meetings, end-of-phase 1 meetings, and end-of-phase 2 meetings to discuss study design, extent of safety data required to support approval, dose-response concerns, and use of biomarkers. A Fast Track product may also be eligible for rolling review, where the FDA reviews portions of a marketing application before the sponsor submits the complete application.
The EMA granted Ixo-vec Priority Medicines (“PRIME”) designation in June 2022 for the treatment of wet AMD. PRIME is a program launched by the EMA to enhance support for research on and development of medicines that have demonstrated preliminary safety and efficacy and thus the potential to target a significant unmet medical need and bring a major therapeutic advantage to patients. This regulatory program offers developers of promising medicines enhanced interaction and early dialogue with the EMA and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible.
The United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in April 2023. ILAP is a new pathway supporting innovative approaches to the safe, timely, and efficient development of medicines aiming to accelerate the time to market, facilitating patient access to medicines. The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies, including the All Wales Therapeutics and Toxicology Centre, the National Institute for Health and Care Excellence, and the Scottish Medicines Consortium to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom (“UK”).
However, Fast Track, PRIME and ILAP designations for Ixo-vec may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA, the EMA, or MHRA. In addition, the FDA and MHRA can rescind or revoke the designations for Ixo-vec if the regulatory agencies later determine that Ixo-vec no longer meets the qualifying criteria for each designation. The EMA can remove Ixo-vec from the PRIME eligibility list if Ixo-vec no longer meets the eligibility criteria.
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
The development of commercially viable manufacturing processes typically is very difficult to achieve, is often very expensive and may require extended periods of time. As we develop, seek to optimize, and operate the Ixo-vec manufacturing process, internally or through third parties, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical manufacturing campaigns or process validation campaigns. For example, all Good Manufacturing Practices (“GMP”) activities at our Redwood City facility, and external manufacturing, testing, and distribution partners are subject to significant health authority regulation with respect to manufacturing and testing our product candidates. If we are unable to satisfy these regulatory requirements, or if we are unable to solve the technical, scientific, and other challenges described above, we may be unable to manufacture a sufficient supply of our product candidates for our clinical trials and may be forced to delay or terminate our development programs. Additionally, changes in manufacturing processes (including cell lines and viral banks), equipment or facilities (including moving manufacturing or testing from one of our facilities to another one of our facilities or a third-party facility, or from a third-party facility to one of our facilities) may require us to conduct additional studies to demonstrate comparability in order to receive regulatory approval of any manufacturing modifications. As a result, we could experience manufacturing delays that prevent us from completing our clinical studies in a timely manner, if at all.
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

For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system was introduced in 2023. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
We currently have one product candidate in clinical trials. Before we can initiate clinical trials for other product candidates in the U.S., we need to submit the results of nonclinical testing to the FDA, along with other information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. We may rely in part on nonclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary nonclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA or other regulatory authorities may require us to conduct additional nonclinical testing for any of our product candidates before they allow us to initiate clinical trials under any IND or equivalent, or at any stage of clinical development of Ixo-vec or other new product candidates based on concerns that arise as the clinical program progresses or if significant manufacturing process changes are made to the program, which may lead to additional delays and increase the costs of our nonclinical development. Delays with any regulatory authority or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any clinical trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or terminations related to:
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
•a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or other government or regulatory authorities outside the U.S., to temporarily or permanently shut down due to violations of GMP or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process, or in the manufacturing facilities in which our product candidates are made;
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

Product development costs will increase if we have delays in testing or approval of any of our product candidates, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of our clinical trials, or if we, the FDA or other regulatory authorities outside the U.S., the IRB, other reviewing entities, or any of our clinical trial sites, suspend or terminate any of our clinical trials, the commercial prospects for our product candidate may be harmed and our ability to generate product revenue may be delayed. In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials, may also ultimately lead to the denial of regulatory approval of a product candidate. If we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed or terminated, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.
We have amended our clinical trial protocols and from time to time may further amend our clinical trial protocols based on a variety of factors, and these changes may have unanticipated consequences on our clinical trial outcomes.
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
Even if one or more of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payers, including government payers, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:
•demonstration of clinical efficacy, including duration of efficacy, and safety compared to other, more established products;
•the limitation of our targeted patient population and other limitations or warnings contained in any labeling approved for our product candidates by the FDA or other applicable regulatory authorities outside the U.S., including the possible inclusion of a “black box warning” from the FDA or other applicable regulatory authorities outside the U.S., alerting healthcare providers to potential serious side effects associated with using a product or the imposition of a Risk Evaluation and Mitigation Strategy (“REMS”);
•acceptance of new therapeutic options by healthcare providers and their patients;
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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payers or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payers on the benefits of such a product candidate may require significant resources and may never be successful. In addition, our ability to successfully commercialize any of our product candidates will depend on our ability to manufacture our products, differentiate our products from competing products, and defend and enforce our intellectual property rights relating to our products.
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
Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, LUCENTIS (and biosimilars thereto), EYLEA and VABYSMO are currently available in the U.S. for treatment of wet AMD. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.
Our potential competitors in these diseases may be developing novel therapies that may be safer or more effective or easier to administer than our product candidates. For example, if we continue clinical development of, and seek to commercialize, Ixo-vec for the treatment of wet AMD, it will compete with a variety of therapies currently marketed and in development for wet AMD, using therapeutic modalities such as biologics, small molecules, long-acting delivery devices and gene therapy. LUCENTIS and EYLEA are anti-VEGF therapies that are well established and widely accepted by physicians, patients and third-party payers as the standard of care for the treatment of wet AMD. There are several other companies with marketed products or products in development for the treatment of wet AMD, including 4D Molecular Therapeutics, AbbVie, Bayer, Novartis, Ocular Therapeutix, Opthea, Regeneron, REGENXBIO and Roche.

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
Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans. or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs.
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
These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. The Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect beginning fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although they may be subject to legal challenges. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the Inflation Reduction Act will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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
We have entered into development or other strategic collaborations with biotechnology and pharmaceutical companies in the past and may do so again in the future. Research activities under our collaboration agreements may be subject to mutually agreed-on research plans and budgets, and if we and our strategic partners are unable to agree on the research plan or research budget in a timely fashion or at all, performance of research activities will be delayed. In addition, some of our strategic partners may terminate any agreements they enter into with us or allow such agreements to expire by their terms. If we fail to maintain our current or future strategic collaborations, we may not realize milestone and royalty payments or other revenues under the collaboration agreements.

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
The ongoing conflicts between Russia and Ukraine and Israel and Hamas, as well as current adverse economic conditions could adversely affect our revenue, financial condition, or results of operations.
The global disruption to, and potential impacts on, the health of the global economy arising from, related to, or resulting from the ongoing conflict between Russia and Ukraine and the recent conflict in Israel and surrounding area could affect our business and operations. For example, the credit and financial markets have been adversely affected by the wars and measures taken in response thereto, potentially impacting our ability to raise adequate additional capital when needed or on favorable terms. In addition, current economic conditions, such as recent global supply chain disruptions, labor shortages, high interest rates and inflation, may adversely impact our operations, for example by increasing our costs, disrupting our suppliers’ ability to provide us with materials and supplies needed for both our manufacturing and clinical trials, or causing delays to our clinical trial and manufacturing timelines, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.
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

In addition, we may be unable to transfer personal information from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal information to the U.S. and other countries whose data privacy and security laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the U.S. If there is no lawful manner for us to transfer personal information from the EEA and the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
If we and any of our future development partners or CROs are successful in commercializing our products, the FDA and foreign regulatory authorities will require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product candidates. If we and any of our future development partners fail to comply with our or their reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of the product and delay in approval or clearance of other products.
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

Under the TCJA, federal NOLs incurred in taxable years beginning after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs for taxable years beginning after 2022 is limited. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We may have experienced an ownership change as a result of the August 2020 underwritten public offering of our common stock, and may in the future experience ownership changes from future offerings or other changes in the ownership of our stock.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. During the year ended December 31, 2022, we identified a deficiency in the operating effectiveness of controls in our financial statement close process that we considered to be a material weakness. An immaterial non-cash lease accounting error was identified in previously issued financial statements. While the identified error was not material, we considered the magnitude of the potential errors that could arise from the operating deficiency as potentially material. As a result, we are unable to assert that our internal control over financial reporting is effective as of September 30, 2023. For so long as we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

10.1	Employment Offer Letter between Adverum Biotechnologies, Inc. and Linda Rubinstein, dated as of August 3, 2023.	001-36579	10-Q	August 10, 2023	10.5

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: November 9, 2023	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Linda Rubinstein
Linda Rubinstein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)