Form 10-K
period 2023-12-31
Adverum Biotechnologies, Inc.
filed 2024-03-18
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
100 Cardinal Way
Redwood City, California 94063
(650) 656-9323
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ADVM	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes  ☐ No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $151.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2023 of $1.59 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to be affiliated with an officer or director have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
As of March 8, 2024, the registrant had 207,549,152 shares of common stock, par value $0.0001 par value, outstanding.

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
•our expectations regarding the potential market sizes for our product candidates;
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
•We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.
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
•Changes in methods of manufacturing or formulation of our product candidates may result in additional costs or delays.
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
•If our information technology systems or those third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our services, limit their use or adoption, and otherwise negatively affect our operating results and business.
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

PART 1.
Item 1. Business
Overview
Adverum is a clinical-stage company that aims to establish gene therapy as a new standard of care for highly prevalent ocular diseases. We discover and develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, is a single, in-office intravitreal (“IVT”) injection gene therapy product designed to deliver long-term durable therapeutic levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with bolus anti-vascular endothelial growth factor (“VEGF”) IVT injections. Ixo-vec is currently being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”), also known as neovascular AMD, and is being evaluated in the ongoing LUNA Phase 2 clinical trial. We are also developing an early-stage pipeline of gene therapy programs targeting the treatment of other highly prevalent ocular diseases. Our core capabilities include novel vector evaluation, cassette engineering, ocular IND-enabling nonclinical and clinical development, scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control.
Ixo-vec (formerly known as ADVM-022)
Ixo-vec utilizes an engineered, proprietary capsid, AAV.7m8, which along with a proprietary expression cassette is capable of transducing retinal cells and expressing aflibercept after a single in-office IVT injection. This product candidate is intended to improve both real-world vision outcomes and quality of life for patients.
Wet AMD is a leading cause of blindness in patients over 65 years of age, with a prevalence of approximately 20 million individuals worldwide living with wet AMD. Age-related macular degeneration (“AMD”) is expected to impact 288 million people worldwide by 2040, with wet AMD accounting for approximately ten percent of those cases. Up to 42% of patients with wet AMD experience neovascularization in the second eye in the first two to three years following diagnosis in the first eye.
In November 2018, we initiated the OPTIC trial, designed as an open-label, dose-ranging trial evaluating the safety and efficacy of Ixo-vec in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment experienced and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. OPTIC was a two-year trial, which the last subject completed in June 2022, and we continue to follow subjects in the OPTIC extension trial for an additional three years, for a total of five years. Through the most recent data cutoff date of August 23, 2023, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, including maintenance to improvement in best-corrected visual acuity (“BCVA”) and maintenance to improvement of central subfield thickness (“CST”), currently out to three years, and stable aflibercept protein levels through latest reported follow-up, which is currently up to 4.5 years. Ixo-vec has been generally well tolerated, with the most common adverse events being dose-dependent adeno-associated virus (“AAV”) associated ocular inflammation that has been responsive to topical corticosteroid therapy.
In September 2022, we dosed the first subject in our LUNA Phase 2 trial of Ixo-vec. The LUNA trial is a multicenter, double-masked, randomized, parallel-group trial evaluating two doses of Ixo-vec - 2E11, the lower dose used in the OPTIC trial, and a new, lower 6 x 10^10 vg/eye dose (“6E10”) dose. In addition, LUNA will assess enhanced prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. The endpoints are similar to the OPTIC trial and focus on mean change in BCVA and CST from baseline to one year, and incidence and severity of adverse events. In August 2023, we announced that LUNA was fully enrolled, with a total of 60 subjects randomized equally between the 2E11 and 6E10 doses.
In February 2024, we announced LUNA preliminary safety and efficacy data suggesting that both the 2E11 and 6E10 doses demonstrated maintenance of visual and anatomic outcomes. Notably, both doses resulted in favorable reductions in annualized anti- VEGF injections and the percentage of subjects remaining free of injections, consistent with results observed in the OPTIC trial. In those subjects who had completed 26 weeks of follow-up, at the 6E10 (n=19) and 2E11 (n=20) doses, Ixo-vec demonstrated reduction in annualized anti-VEGF injection rates of 90% and 94%, respectively, and injection free rates of 68% and 85%, respectively. In addition, Ixo-vec was well-tolerated, and when present intraocular inflammation was responsive to per-protocol local corticosteroids. Preliminary data suggest that Ozurdex plus difluprednate eye drops may be a promising prophylactic regimen for future pivotal studies. In this potential “go-forward” regimen, the vast majority of patients had no inflammation, with over 90% of these patients having no or minimal inflammation. We plan to initiate a Phase 3 clinical trial of Ixo-vec in wet AMD in the first half of 2025.

Regulatory Designations for Ixo-vec
In September 2018, we announced that the FDA had granted Ixo-vec Fast Track designation. Fast Track is a process designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and fill unmet medical needs. In June 2022, we announced that the European Medicines Agency (“EMA”) had granted Ixo-vec Priority Medicines (“PRIME”) designation. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. In April 2023, we announced that the Medicines and Healthcare products Regulatory Agency (“MHRA”) had granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”). The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom (“UK”).
Ixo-vec Manufacturing
As we advance Ixo-vec for wet AMD, we are continuing to develop our manufacturing expertise for ongoing supply and implementing strategies for large-scale manufacturing and supply. We collaborate with external vendors to manufacture our viral banks, drug supply and drug product, while maintaining control of key aspects of the manufacturing process including development of scalable processes, assay development, and GMP quality controls. This approach to large-scale production is essential for addressing the needs of highly prevalent diseases like wet AMD and sets us apart from many existing gene therapies, which are approved or in development for conditions affecting smaller patient populations.
Our Strengths
We believe we have the capabilities, resources, and expertise to enable Adverum to become a leading ocular gene therapy company. These strengths include:
•Ixo-vec, which is being evaluated in the ongoing LUNA Phase 2 trial and for which we have seen in our OPTIC clinical trial strong signals of therapeutic efficacy out to three years and stable aflibercept protein levels through the latest reported follow-up, which is currently up to 4.5 years;
•industry-leading development capabilities in AAV ocular gene therapy and AAV product optimization, including cassette engineering and vectorizing therapeutic biologics;
•deep understanding of how immunogenicity impacts ocular gene therapy;
•a pipeline of early stage gene therapy programs targeting the treatment of other highly prevalent ocular diseases;
•deep expertise developing and administering clinical trials with a focus on regulatory compliance in the U.S and Europe;
•gene therapy manufacturing expertise, specifically in scalable process development, assay development, and cGMP quality control;
•maturing a portfolio of proprietary vectors with specific ocular cell tropism;
•a robust patent portfolio; and
•an experienced leadership team with expertise in ophthalmology, gene therapy, manufacturing, drug development, regulatory approval, and commercialization.
Our Strategy
Our goal is to discover, develop, and commercialize novel gene therapies with the potential to treat patients living with highly prevalent ocular diseases. The key elements of our strategy to achieve this goal are to:
•Target large patient populations, such as those impacted by wet AMD. There are approximately 20 million individuals worldwide living with wet AMD, and the incidence of new cases is expected to continue to grow significantly worldwide as populations age. AMD is expected to impact 288 million people worldwide by 2040, with wet AMD accounting for approximately ten percent of those cases and a large percentage of wet AMD patients experiencing neovascularization in the second eye.

•With Ixo-vec, target a well characterized and proven mechanism of action, leveraging anti-VEGF within a gene therapy for wet AMD, a retinal condition that is known to respond to anti-VEGF therapy. Unlike with many gene therapies designed to replace a defective or missing gene, with Ixo-vec we are leveraging gene therapy to deliver an already approved drug. For wet AMD, Ixo-vec is designed for continuous delivery of aflibercept anti-VEGF therapy by a single IVT injection. This innovative method allows us to harness the benefits of gene therapy while providing a well-understood and established therapeutic agent. We estimate that the standard-of-care anti-VEGF therapies used to treat wet AMD and other chronic retinal conditions that respond to anti-VEGF therapy generated in excess of $13 billion worldwide in sales in 2022, underscoring the demand for this class of therapy.
•Develop single-intravitreal-injection gene therapy treatments, which in wet AMD have the potential to relieve the burden of frequent, chronic injections and improve real-world vision outcomes and quality of life. Our product candidates are designed as a single, in-office IVT injection therapy to address the unmet needs of patients with highly prevalent ocular diseases. The current standard of care for wet AMD requires frequent injections for the duration of the disease. A significant proportion of patients, estimated between 22% and 57%, discontinue anti-VEGF treatment within five years. In addition, even well-treated wet AMD patients can experience a loss of vision over time, which is thought to arise from fluctuations in macular fluid that can be pronounced with standard-of-care bolus anti-VEFG therapy. We believe that a durable treatment option has the potential to reduce injection frequency and thereby mitigate challenges with treatment compliance and to control fluid fluctuations and to improve long-term visual outcomes.
•Pursue indications with well-defined clinical and regulatory paths where possible, to mitigate the development risk. In wet AMD, we have selected an indication that has prior clinical validation, including established endpoints, standard-of-care administration methods, and established regulatory paths. In wet AMD, aflibercept is an approved standard-of-care IVT injection treatment both as Eylea® and Eylea HD®, and Ixo-vec utilizes our proprietary vector capsid, AAV.7m8, which is designed to provide a codon optimized cassette of aflibercept enabling patients to generate their own aflibercept through a single IVT injection. In February 2023, the FDA published a draft guidance document (for comment purposes only) for drugs being developed for the treatment of wet AMD, which offered the FDA’s recommendations for clinical trials including eligibility criteria, clinical trial designs, and efficacy endpoints. Currently, the effect of this draft guidance document is still being ascertained. We will continue to seek guidance from the FDA with the goal of mitigating development risk.
•Expand our process capabilities to support late-stage clinical trials and commercialization. Our manufacturing process is based on the Baculovirus/Sf9 production system, which has been used for a number of vaccines and recombinant protein therapies approved by the FDA and European Commission and is capable of producing large quantities of AAVs. Our strategy is to develop scalable processes to transfer to our global GMP contract manufacturers, providing a flexible manufacturing strategy to support a potential global supply.
•Build a U.S.-based commercial organization and form partnerships for global distribution. We plan to build a specialty sales force for our ocular gene therapies to target the approximately 2,000 retina specialists in the U.S. Internationally, we aim to leverage partnerships to extend our reach, ensuring global access to our therapies. We are open to partnering with one or more pharmaceutical companies to develop Ixo-vec and our other programs outside of the U.S.
•Advance our pipeline by leveraging our industry-leading capabilities in AAV vector and cassette optimization and moving our early-stage research assets into our development pipeline. Integrating our AAV engineering, cassette optimization, and innovation together with our manufacturing expertise, we have the capability to generate high-quality recombinant AAV product candidates for ocular gene therapy. By expanding our understanding of AAV-induced inflammation and ocular inflammatory responses, we are better able to generate optimal prophylaxis strategies to support IVT product candidates with favorable attributes. We plan to use this expertise to expand our pipeline and manage the life cycle of our novel gene therapies.
•Collaborate with partners to leverage our industry-leading AAV vector expertise and ocular vector development and product delivery capabilities. We explore opportunities to work collaboratively with potential new partners that may benefit from our capabilities and expertise in AAV vector development or may be interested in licensing our programs.

Gene Therapy Background
Gene therapy is a powerful treatment modality to address disease biology in a targeted, efficient and sustained way. Instead of dosing patients with proteins or other therapies repeatedly over a long period, gene therapy offers the possibility of dosing once to achieve long-term, durable benefits. In many gene therapies, patients receive viral vectors containing a new gene, called a transgene, that encodes for the desired therapeutic protein or functional version of a mutated protein, and a promoter to control expression of the transgene. Once a patient’s cells are transduced with the transgene, the cells have the potential to continue to produce the therapeutic protein encoded by that transgene for years. We are currently advancing this field by focusing on localized ocular gene therapies. We believe this approach is particularly promising due to the ocular environment's privileged immune status and presents several advantages over systemic gene therapies. For instance, our product candidates require smaller doses than systemic gene therapies, which reduces the manufacturing burden and would result in lower cost of goods sold.
Our strategy takes a 'biofactory' approach. Unlike many gene therapies designed to replace a defective or missing gene, with Ixo-vec we are leveraging gene therapy to deliver an already approved drug. For wet AMD, Ixo-vec is designed for continuous delivery of aflibercept anti-VEGF therapy by a single IVT injection. This innovative method allows us to harness the benefits of gene therapy while providing a well-understood and established therapeutic agent.
Similar to existing classes of protein or biologic therapies such as monoclonal antibodies and antibody-drug conjugates, gene therapy has taken a number of years to evolve from a research tool into a viable and compelling treatment modality.
Our Novel AAV Vector Platform
Our ocular gene therapy platform relies on vectors derived from AAV, a small, non-pathogenic virus carrying DNA encoding a therapeutic gene instead of viral genes. These AAV vectors are utilized to deliver the transgene into a targeted cell population, ensuring sustained protein production upon expression. We believe AAV vectors offer distinct advantages in ocular gene therapy, including enhancing safety, applicability across various indications, and potential long-term efficacy. Noteworthy features include high efficiency in transferring the gene of interest, non-pathogenic nature, non-replicating behavior, provision of long-term expression, and low integrating potential. These characteristics collectively contribute to the potential success and safety of AAV-based vectors in ocular gene therapy, making them a promising choice for sustained therapeutic benefits.
However, natural capsid-based vectors exhibit inherent limitations, stemming either from their limited tropism or constrained permeation through biological barriers. Directed evolution, a multi-step process, addresses these limitations by utilizing a library of engineered AAV capsid genes with properties distinct from natural AAVs. Millions of AAV variants are created and screened in vivo for novel properties, such as specific cell type transduction. The identified capsids undergo further optimization, resulting in a select number of engineered AAVs with desired characteristics.
Adverum utilizes the AAV2.7m8 capsid as a key platform for IVT delivery. This engineered variant, derived from natural AAV2, was developed through directed evolution for its ability to transduce neural retinal cells upon IVT administration. AAV2.7m8 capsid has a 10-amino acid insertion that has been reported to reduce the binding of AAV2 to heparan sulfate proteoglycan (HSPG). The altered HSPG binding is believed to facilitate spread of the vector in the retina. More specifically, AAV2.7m8 has exhibited the capability to cross the inner limiting membrane in the retina, a hurdle for naturally occurring AAV serotypes, including its parental AAV2, which displays limited penetration from vitreous. The AAV2.7m8 vector has demonstrated widespread transduction of the retina and robust transgene expression in animal models post IVT delivery. As shown in non-human primates (“NHPs”), retinal transduction is primarily located in the macula, or central retina, and retinal periphery. AAV2.7m8-based vectors have also been demonstrated to transduce retinal ganglion cells, cells in the inner nuclear layer, and photoreceptors, particularly foveal cones.
Key advantages of the AAV2.7m8 capsid over standard AAV2 include:
•Enables Intravitreal Delivery: AAV2.7m8 capsid has been engineered to achieve retinal transduction through IVT injection, the standard in-office procedure for wet AMD standard of care. The IVT route of administration is a routine and less invasive alternative to both the sub-retinal and suprachoroidal routes. The former can pose risks to the structure and function of the retina, particularly in cases where the patient's retina is already compromised or undergoing degeneration, while the latter relies on a novel specialized medical device and can be associated with complications related to the device or the procedure.
•Enhanced Retinal Transduction: AAV2.7m8 has been engineered to achieve widespread retinal transduction through IVT administration, facilitating the delivery of the gene of interest to cells in the deeper retinal layers. This capability is crucial for therapies targeting retinal diseases.

•Potential for Lower Dosing, Increased Efficacy: AAV2.7m8's efficient IVT dosing overcomes therapy barriers, enabling high gene expression in the retina. This allows for lower doses, potentially enhancing efficacy and reducing the immune response and inflammation associated with higher doses of vectors with limited permeability from the vitreous to the retina.
•Efficacy and Inflammation Balance: With its highly efficient retinal transduction profile, AAV2.7m8-based vectors, when coupled with appropriate corticosteroid prophylaxis, may provide an optimal therapeutic window and a favorable benefit/risk profile.
•Retina as a Biofactory: AAV2.7m8-based vectors, administered intravitreally, leverage ocular cells as a biofactory to release secretable therapeutic proteins. This approach can eliminate the necessity for repetitive IVT dosing, as a single injection may sustain the continuous delivery of therapeutic proteins throughout an individual's lifetime.
•Benchmark for IVT Delivery: AAV2.7m8 has set the standard for IVT delivery of therapeutic vectors, given its optimal retinal transduction profile.
•Well Studied: Several gene therapy product candidates using AAV2.7m8 have shown positive results in clinical and/or non-clinical studies.
Ixo-vec, Our Single Intravitreal Injection Gene Therapy Candidate for Treating Wet AMD
Ixo-vec, formerly referred to as ADVM-022, is our lead gene therapy product candidate being developed for the treatment of patients with wet AMD. Ixo-vec is designed to deliver long-term, durable therapeutic levels of aflibercept associated with a robust, sustained treatment response and reducing the treatment burden and fluctuations in macular fluid associated with bolus anti-VEGF IVT injections. Ixo-vec utilizes an engineered, proprietary capsid, AAV.7m8, carrying a codon-optimized aflibercept coding sequence under the control of a proprietary expression cassette capable of transducing retinal cells after a single in-office IVT injection.
Ixo-vec is designed to provide long-term efficacy, which would address one of the major challenges in managing wet AMD – the frequent need for anti-VEGF injections. By potentially reducing or eliminating the need for these regular injections, if approved, Ixo-vec would offer a more convenient and less burdensome treatment regimen. This product is intended to improve both real-world vision outcomes and quality of life for patients. This approach could optimize patient compliance and lead to better overall vision outcomes, making it a significant advancement in the treatment of wet AMD.
Current Market for Wet AMD and Unmet Medical Needs
Age-related macular degeneration is a progressive disease affecting the retinal cells in the macula, the region of the retina at the back of the eye responsible for central vision. Disease progression results in the death of retinal cells and the gradual loss of vision. Wet AMD, also known as neovascular AMD, is an advanced form of AMD, affecting approximately 10% of patients living with AMD. In patients with wet AMD, the abnormal blood vessels invade the space between layers of cells in the retina. These new blood vessels are often leaky, which results in fluid and blood in the retina and causes vision loss.
Wet AMD is a leading cause of blindness in patients over 65 years of age, with a prevalence of approximately 20 million individuals worldwide. The incidence of new cases of wet AMD is expected to grow significantly worldwide as populations age. AMD is expected to impact 288 million people worldwide by 2040, with wet AMD accounting for approximately ten percent of those cases. Up to 42% of wet AMD patients experience neovascularization in the second eye in the first two to three years following diagnosis in the primary eye.
The current standard of care for wet AMD requires frequent anti-VEGF injections for the duration of the disease. Most patients with wet AMD are commonly treated with bevacizumab, often used off-label, or with specific wet AMD therapies. Bevacizumab, while not originally developed for wet AMD, has found widespread use due to its efficacy and cost-effectiveness. In contrast, Lucentis® (ranibizumab), Eylea (aflibercept), Vabysmo® (faricimab), and the high-dose formulation Eylea HD are FDA-approved treatments specifically designed for wet AMD. While effective for many patients, these options typically require eye injections every 4-16 weeks in order to maintain vision. Real world evidence shows that this regimen can be difficult to adhere to for patients, caregivers, and healthcare systems, leading to undertreatment associated with persistent macular fluid and resulting in loss of vision over time. A significant proportion of patients, estimated between 22% and 57%, discontinue anti-VEGF treatment within 5 years.
Even well-treated wet AMD patients can experience a loss of vision over time. This is thought to arise from fluctuations in macular fluid. These fluctuations can be pronounced with standard-of-care bolus anti-VEFG therapy, in which patients see fluid levels fall after receiving an injection only to rise before their next injection. A growing scientific consensus views controlling fluid fluctuations as crucial for maintaining visual acuity in patients undergoing anti-VEGF therapy for wet AMD. We estimate that the standard-of-care anti-VEGF therapies used to treat wet AMD and other chronic retinal conditions that respond to anti-VEGF therapy generated in excess of $13 billion worldwide in sales in 2022.

Ixo-Vec Addresses Unmet Medical Needs for Wet AMD
Our gene therapies are designed as a single, in-office IVT injection therapy to address the unmet needs of patients with highly prevalent ocular diseases. We believe that durable treatment to reduce injection frequency, reduce fluctuations of macular fluid, and improve long term visual outcomes is the largest unmet need for wet AMD patients and their caregivers. Lifetime need for frequent injections burdens patients, caregivers, healthcare providers and healthcare systems. Real world evidence shows reduction in patients’ vision over time associated with insufficient treatment, and the persistence of macular fluid between anti-VEGF injections, including as a result of poor adherence to the frequent injection regimen. Furthermore, bolus anti-VEGF injections may result in fluctuations in macular fluid that have been shown to have negative impacts on visual outcomes over time. Ixo-vec has the potential to revolutionize this paradigm, shifting from the traditional “treat-and-extend” approach to a model focused on sustained anti-VEGF delivery, potentially effective for the patient’s lifetime. A gene therapy administered as a single, in-office IVT injection has the potential to deliver long-term efficacy, reduce the burden of frequent anti-VEGF injections, minimize macular fluid and macular fluid fluctuation and improve vision outcomes for patients.
Advantages over Other Biofactory Approaches
We believe IVT injection of ocular gene therapy for the treatment of wet AMD, as with Ixo-vec, offers substantial advantages compared to subretinal and suprachoroidal administration. The earliest ophthalmic gene therapies have been delivered subretinally. Subretinal administration requires that a victrectomy be performed via intraocular surgery, which carries inherent risks such as retinal detachment or infection and involves a recovery period that can be uncomfortable for the patient. In addition, subretinal gene therapy may be administered only to pseudophakic patients, that is, those patients who have had an artificial lens implanted, typically during cataract surgery.
The more recently developed suprachoroidal approach, while less invasive than subretinal surgery, still relies on specialized medical devices and can be associated with complications related to the device or the procedure itself. In animal models it has been observed that suprachoroidal delivery may result in higher potential for development of the immune response against the transgenic protein, potentially linked to the vector's exposure to inflammatory cells outside the blood-retinal barrier within scleral and uveal tissue. Furthermore, suprachoroidal administration in NHPs revealed a diffuse, peripheral, and circumferential pattern of transduction, with the retinal pigment epithelium, or RPE, and scleral tissues identified as primary targets. Thus, when suprachoroidal delivery is utilized as a biofactory method for delivering therapeutic proteins to the retina, these proteins must overcome barriers by diffusing effectively to reach the targeted disease site in the retina, to provide optimal effectiveness. Suprachoroidal gene therapy appears to require higher doses than subretinal IVT gene therapy, which may have additional implications for potential inflammation and for manufacturing costs.
In contrast, Ixo-vec is administered via a straightforward, one-time IVT injection. This simple procedure is performed during an office visit and is the mode of administration for current standard-of-care therapies for wet AMD. The IVT method significantly reduces the procedural risks and potential complications associated with the more invasive surgical techniques. It simplifies the treatment process and fits into existing retina practice workflows, making it more patient-friendly and accessible.
OPTIC Clinical Trial in Wet AMD
In November 2018, we initiated the Ixo-vec clinical trial entitled “An Open Label Phase 1 Study of Ixo-vec (AAV.7m8-aflibercept) in Neovascular (Wet) Age-Related Macular Degeneration" (“OPTIC”). The last subject completed the two-year OPTIC trial in June 2022. We will continue to follow subjects enrolled in the OPTIC three-year extension out to a total of five years.
OPTIC Trial Design. The OPTIC trial was designed as a multi-center, open-label, Phase 1, dose-ranging safety trial of Ixo-vec in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment-experienced and previously required frequent anti‑VEGF injections to manage their wet AMD and to maintain functional vision.
In OPTIC, subjects were dosed with a single IVT injection of Ixo-vec. Subjects in cohort 1 (n=6) were treated with a 6E11 dose of Ixo-vec. Subjects in cohort 2 (n=6) were treated with a three-fold lower 2E11 dose of Ixo-vec. Subjects in cohorts 1 and 2 received a 13-day tapering course of prophylactic oral corticosteroids following Ixo-vec administration. Subjects in cohort 3 (n=9) were treated with a 2E11 dose of Ixo-vec, and subjects in cohort 4 (n=9) were treated with a 6E11 dose of Ixo-vec. Subjects in cohorts 3 and 4 received a 6‑week tapering course of prophylactic topical corticosteroids in place of the oral corticosteroids.
The primary endpoint of the trial was the safety and tolerability of Ixo-vec after a single IVT administration. Secondary endpoints included changes in BCVA, measurement of CST (a measure of retinal thickness), as well as mean number of anti-VEGF supplemental injections and percentage of subjects needing anti-VEGF supplemental injections. Each subject enrolled was followed for a total of two years in OPTIC. Most of the subjects have enrolled in a three-year extension study to continue to monitor safety and efficacy out to a total of five years. Below is a schematic of the OPTIC and OPTIC extension trial.

OPTIC EXT Study: 3-Year Long-term Safety and Efficacy of Ixo-vec for nAMD (5-Year Follow-up Total)

OPTIC
Gene Therapy in nAMD

Primary Objective

Assess the long-term safety and tolerability of a single IVT injection of Ixo-vec

Secondary Objectives

- Evaluate vision maintenance (BCVA)
- Evaluate anatomy (SD-OCT)
- Assess the need for supplemental therapy

Day 1: Ixo-vec
2-year Safety and Efficacy Assessment
Final 5-year Safety and Efficacy Assessment
2-Year OPTIC Parent Study
3-Year Extension Study
Corticosteroid prophylaxis*

	Ixo-vec Dose	Corticosteroid Prophylaxis	Extension Scheduled Visits	Supplemental Aflibercept (2 mg IVT) Criteria:
Cohort 1 (n=6)	6E11 high dose	Oral*, 13d	Regular quarterly assessments following completion of 2-year assessment in OPTIC parent study	• Loss of ≥10 letters in BCVA (ETDRS) from baseline that is attributed to IRF or SRF observed by the investigator; OR, • Increase in CST >75 µm from baseline; OR, • Presence of vision-threatening hemorrhage due to AMD • After initial supplemental injection in parent study, subsequent injections can be administered at investigator discretion
Cohort 2 (n=6)	2E11 low dose	Oral*, 13d		
Cohort 3 (n=9)	2E11 low dose	Eye Drops**, 6 wks		
Cohort 4 (n=9)	6E11 high dose	Eye Drops**, 6 wks		

*Study timelines not to scale. *Participants in Cohorts 1 and 2 received prophylaxis of 60 mg oral prednisone for 6 days starting at Day –3 followed by 7-day taper; participants in Cohorts 3 and 4 received prophylaxis of QID difluprednate eye drops for 3 weeks starting at Day 1 followed by a 3-week taper. AAV, adeno-associated virus; AMD, age-related macular degeneration; BCVA, best corrected visual acuity; CST, central subfield thickness; IRF, intraretinal fluid; SRF, subretinal fluid; ETDRS, Early Treatment Diabetic Retinopathy Study; IVT, intravitreal therapy; QID, four times daily; SD-OCT, spectral domain optical coherence tomography; OPTIC: NCT03748784; OPTIC EXT: NCT04645212.*

OPTIC Two-Year Data. The last subject completed the OPTIC study in June 2022. On average, subjects had significant disease, having received an average of approximately 10 annualized injections of anti-VEGF therapy in the year prior to receiving Ixo-vec. In OPTIC, Ixo-vec showed a robust treatment response from both doses through 104 weeks. Subjects who received 6E11 of Ixo-vec, Cohorts 1 and 4, experienced a 98% reduction in annualized anti-VEGF injections and 80% remained supplemental anti-VEGF injection free. Subjects who received 2E11 of Ixo-vec, Cohorts 2 and 3, experienced an 80% reduction in annualized anti-VEGF injections and 53% remained supplemental anti-VEGF injection free. Subjects also experienced maintenance of BCVA and a reduction of CST, followed by maintenance of those lower CST levels. Subjects experienced sustained stable aflibercept protein levels from 10 weeks through the end of the study. Despite the short duration of prophylactic corticosteroid therapy, Ixo-vec was generally well tolerated, with the most common adverse event (“AE”) of dose-dependent, mild to moderate inflammation that was responsive to topical corticosteroids. At study completion, inflammation in the 2E11 dose group resolved in all participants, and no participants required corticosteroid therapy at the 2E11 dose. In some participants, asymptomatic pigmentary changes were observed, including iris hyperpigmentation and iris transillumination defects. In December 2023, the OPTIC two-year results were published in the Lancet’s eClinical Medicine.
OPTIC Three-Year Data. In November 2023, we presented three-year results from the OPTIC parent and extension trials. Subjects who received 6E11 of Ixo-vec, Cohorts 1 and 4, experienced a 98% reduction in annualized anti-VEGF injections and 73% remained supplemental anti-VEGF injection free. Subjects who received 2E11 of Ixo-vec, Cohorts 2 and 3, experienced an 84% reduction in annualized anti-VEGF injections and 53% remained supplemental anti-VEGF injection free. Subjects continued to experience maintenance of BCVA and CST levels. Subjects also demonstrated sustained aflibercept protein levels, measured through the latest reported follow-up, which is currently up to 4.5 years in the earliest subjects enrolled. Ixo-vec at the 2E11 dose continues to be generally well tolerated in the extension study.
Below, we also present two case studies showing that in subjects who had experienced high or fluctuating fluid and CST despite having received nine anti-VEGF injections in the twelve months prior to receiving Ixo-vec, a single 2E11 Ixo-vec IVT injection reduced absolute levels and fluctuations in fluid and CST through 3.5 years post injection.

Case Study: Ixo-vec 2E11 Reduces Fluctuations in Fluid and Central Subfield Thickness (CST)

90-Year-Old Female with 9 IVTs in the 12 Months Prior to Ixo-vec

Aflibercept Q5W prior to Ixo-vec | **100% anti-VEGF injection free following Ixo-vec**

Ixo-vec
BCVA (ETDRS)
90
80
70
60
50
40
0
1
2
3
Years

Ixo-vec
CST (µm)
600
500
400
300
200
100
-1
0
1
2
3
Years

● Anti-VEGF injection ○ Study visit, no supplemental injection ········ Baseline

-56 weeks

-2 wks (baseline)
BCVA: 53 letters
CST: 358 µm

Day 0
Ixo-vec administration

9 Months
BCVA Δ: +18 letters
CST Δ: -127 µm

1 Year
BCVA Δ: +16 letters
CST Δ: -132 µm

2 Years
BCVA Δ: +5 letters
CST Δ: -93 µm

2.2 Years
BCVA Δ: +13 letters
CST Δ: -135 µm

Data cut: 23Aug2023

LUNA Phase 2 Clinical Trial in Wet AMD
In September 2022, we dosed the first subject in our LUNA Phase 2 trial of Ixo-vec. LUNA is a multicenter, double-masked, randomized, parallel-group Phase 2 trial evaluating two doses of Ixo-vec - 2E11, the lower dose used in the OPTIC trial, and a new, lower 6E10 dose. LUNA is assessing four new enhanced prophylactic corticosteroid regimens, including difluprednate drops alone or in combination with IVT Ozurdex, a bioerodable implant of dexamethasone, and both local regimens with or without oral prednisone. Participants were randomized approximately 2:1 to receive local versus local plus oral prophylaxis.
The primary endpoints are similar to the OPTIC trial and focus on mean change in BCVA and CST from baseline to one year, and incidence and severity of adverse events. Other endpoints include aflibercept protein levels starting at 14 weeks, an interim efficacy and safety analysis at 26 weeks and reductions in fluctuations in CST and in treatment burden. The study is also evaluating the effectiveness and tolerability of the prophylactic corticosteroid regimens. In August 2023, we announced that the Phase 2 LUNA trial was fully enrolled, with a total of 60 subjects randomized equally between the 2E11 and 6E10 doses across 34 sites in the U.S.
In February 2024, we announced LUNA preliminary safety and efficacy data suggesting that both the 2E11 and 6E10 doses demonstrated maintenance of visual and anatomic outcomes. Notably, both doses resulted in a favorable reduction in annualized anti-vascular endothelial growth factor (VEGF) injections and the percentage of patients remaining free of annualized injections, with data trending similar to or better than the OPTIC study. Patients were hard to treat, requiring an average of nearly 10 anti-VEGF injections in the year prior to receiving Ixo-vec. The data cut-off for these data is November 15, 2023, except for treatment burden reduction, which is of January 2, 2024. As of the data cut-off dates, only subsets of patients had completed 26 weeks of follow-up or completed the period of steroid prophylaxis.
Treatment Burden Reduction. In those patients who had completed 26 weeks of follow-up, at the 6E10 (n=19) and 2E11 (n=20) doses, Ixo-vec demonstrated annualized reduction in anti-VEGF injection rates of 90% and 94%, respectively, and injection free rates of 68% and 85%, respectively.
Visual and Anatomic Outcomes. Visual acuity (BCVA) and anatomic endpoints (CST) were maintained at both dose levels. In a sub-group analysis of patients with higher baseline CST, a greater reduction in CST was demonstrated, indicating the efficacy potential of Ixo-vec gene therapy.
Aflibercept Levels. Aqueous humor aflibercept protein levels at 14 weeks suggest that both doses deliver aflibercept levels that are within the therapeutic range observed in OPTIC. Importantly, early aflibercept levels are associated sustained long-term protein expression in OPTIC through the latest reported follow-up, which is currently up to 3.5 years at the 2E11 dose. No minimum aqueous humor aflibercept threshold for clinical benefit was observed.
Safety Profile and Potential “Go-Forward” Corticosteroid Prophylaxis Regimen. Ixo-vec was well-tolerated, and when present intraocular inflammation was responsive to per-protocol local corticosteroids. No Ixo-vec related serious adverse events were reported. No episcleritis, vasculitis, retinitis, choroiditis, vascular occlusion or hypotony were reported. Consistent with OPTIC 2E11, the most common Ixo-vec related AEs observed in LUNA were dose-related anterior inflammation (primarily AC cells) and asymptomatic pigmentary changes including iris transillumination defects and anterior chamber pigmentation.
Preliminary data suggest corticosteroid prophylaxis optimization at both the 2E11 and 6E10 doses appears to result in improved inflammatory profiles in LUNA as compared to OPTIC trial results. Preliminary data indicate that Ozuredex alone or with oral corticosteroids do not provide adequate prophylaxis. Accordingly, early on in the trial, we implemented a protocol amendment to augment the Ozurdex containing regimens with a course of difluprednate eye drops. Preliminary data suggest that the amended Ozurdex-plus-difluprednate regimen may be a favorable prophylactic regimen for future pivotal studies. In this potential “go-forward” regimen, the vast majority of patients had no inflammation, with over 90% of these patients having no or minimal inflammation. Oral corticosteroids showed no incremental benefit.
The graphics below show a schematic of the LUNA trial design and selected data from the February 2024 LUNA data announcement including treatment burden reduction; BCVA and CST maintenance; aflibercept levels overlaid onto aflibercept levels observed at the 2E11 dose in OPTIC through the latest reported follow-up, which is currently up to 3.5 years at the 2E11 dose; a summary of some of the prophylaxis for Ixo-vec IVT gene therapy key learnings; and selected safety data.

LUNA Phase 2 Trial in Previously Treated Patients with Wet AMD

LUNA

Multicenter, double-masked, randomized, parallel-group Phase 2 study

Key inclusion criteria: demonstrated response to anti-VEGF therapy and under active treatment for CNV secondary to nAMD (received a minimum of 2 injections within 4 months of entry), study eye BCVA in the range of 25 – 83 ETDRS letters

Aflibercept IVT 2mg
RANDOMIZATION
DAY 1:
IVT Ixo-vec
WEEK 26:
Interim Analysis
WEEK 52:
Primary Endpoint
FIVE YEAR:
EXT Completion
Screening Period
2x10^11 vg/eye (n=30)
6x10^10 vg/eye (n=30)
Long-term extension ends at year five
Corticosteroid prophylaxis (21 weeks post-dose)

Corticosteroid Prophylaxis

- Difluprednate 22 wks ± prednisone oral 10 wks
- Ozurdex IVT + difluprednate after week 4 ± prednisone oral 10 wks
- Randomized 2:1 local versus local + oral

Supplemental Injection Criteria

- Increase in CST > 75 µm from BL confirmed by the CRC **OR**
- Loss of ≥ 10 letters in BCVA from BL due to new/worsening IRF or SRF **OR**
- New vision-threatening hemorrhage due to nAMD

Study timeline and length of arrows depicted are not to scale
Protocol amended early in study to include difluprednate after week 4 to match the taper in difluprednate regimens.

Visual and Anatomic Outcomes in LUNA Confirm Activity Observed in OPTIC

LUNA OPTIC
Gene Therapy in nAMD

Mean Best Corrected Visual Acuity (BCVA) Over Time by Dose

6E10
2E11
OPTIC 2E11
BCVA (CI)
90
85
80
75
70
65
60
55
50
45
40
0
2
4
6
8
10
12
14
16
18
20
22
24
26
28
Week
N 30 30 30 30 29 29 26 21 15 12
N 30 30 29 30 30 29 28 23 20 13

Mean BCVA (letters) change from baseline to last visit (CI)

+0.5 (-2.2, 3.3) 6E10 vg/eye
-1.7 (-4.5, 1.2) 2E11 vg/eye
+0.2 (-4.6, 5.0) 2E11 vg/eye OPTIC (n=15)

Mean Central Subfield Thickness (CST) Over Time by Dose

6E10
2E11
OPTIC 2E11
CST µm (CI)
550
500
450
400
350
300
250
200
150
100
0
2
4
6
8
10
12
14
16
18
20
22
24
26
28
Week
N 30 30 30 30 29 29 26 21 15 12
N 30 30 28 30 30 29 28 23 20 12

Mean CST (µm) change from baseline to last visit (CI)

-7.9 (-30.9, 15.0) 6E10 vg/eye
-16.4 (-31.5, -1.3) 2E11 vg/eye
-92.9 (-153.32, -32.55) 2E11 vg/eye OPTIC (N=15)

Data cut: 15Nov20323. LUNA 95% CI; OPTIC 90% CI. LUNA and OPTIC differ in study visit cadence

Aqueous Aflibercept Levels at Both Doses in LUNA Demonstrate Ixo-vec Therapeutic Benefit

LUNA OPTIC
Gene Therapy in nAMD

Early aflibercept levels are associated with sustained long-term protein expression

100,000
10,000
1,000
100
10
1
Aflibercept in Aqueous Humor (ng/mL)
OPTIC: all patients received therapeutic benefit
*
**
0
12
24
36
48
60
72
84
96
108
120
132
144
156
168
180
192
Weeks
OPTIC 2x10^11 vg/eye (n=7)
LUNA 2x10^11 vg/eye (n=14)
LUNA 6x10^10 vg/eye (n=12)

*Data cuts: LUNA as of 15Nov2023, OPTIC as of 23Aug2023. LUNA Week 14 aflibercept levels plotted for 26 of 30 individual participants. 4 samples across both the 2E11 and 6E10 doses had aqueous aflibercept levels (ELISA assay BLOQ: <25 ng/ml). Of these, 2 were free of injections and 2 had either 1 or 2 supplemental injections through at least week 26. LUNA revised to stop collection of AH samples. *Participant received supplemental aflibercept injections at weeks 36, 52, 64, 68, 76, 80, 88, 92, 100, 130, 143, 156. 58% reduction in annualized anti-VEGF injections 3 years post-Ixo-vec compared to 12 months prior to Ixo-vec. **Participant received supplemental aflibercept injections at weeks 24, 64, 72, 80, and 156. 81% reduction in annualized anti-VEGF injections 3 years post-Ixo-vec compared to 12 months prior to Ixo-vec. At three timepoints (not indicated on plot), aflibercept levels were BLOQ.*

Preliminary Safety Analysis
Prophylaxis for Ixo-vec IVT Gene Therapy Key Learnings

LUNA

Benefit of Difluprednate Added to Ozurdex

Highest Inflammatory AC Cell Grade
Grade 0
Grade 0.5+
Grade 1+
Grade 2+
Grade 3+
Percentage of Participants
100
90
80
70
60
50
40
30
20
10
0
16.7%
N=1
16.7%
N=1
16.7%
N=1
33.3%
N=2
16.7%
N=1
Protocol amended to add difluprednate eye drops after week 4
8.7%
17.4%
73.9%
Ozurdex ± oral prednisone (N=6)
Ozurdex + difluprednate ± oral prednisone (N=23)*

No Benefit of Oral Prednisone

Highest Inflammatory AC Cell Grade
Grade 0
Grade 0.5+
Grade 1+
Grade 2+
Percentage of Participants
100
90
80
70
60
50
40
30
20
10
0
8.8%
2.9%
8.8%
79.4%
5.0%
5.0%
25.0%
65.0%
Local Corticosteroids Only (N=34)
Oral Prednisone + Local Corticosteroids (N=20)

*AC: anterior chamber cell. 100% pigmented cells excluded from analysis. One participant in Ozurdex alone arm had a single visit with 3+ AC cells that responded to local corticosteroids. Protocol amended early in study to include difluprednate after week 4 to match the taper in difluprednate regimens. *Includes one subject who received Ozurdex + difluprednate with 2+ AC cells at a single timepoint during an unscheduled visit. 4+ AC cells due to Staph. epidermidis+ endophthalmitis post-AC tap (unrelated to Ixo-vec) in one participant excluded.*
Cell grades as assessed by slit lamp, Grade categories are based on the Standardization of Uveitis Nomenclature (SUN) criteria for white blood cells

Data cut: 15Nov2023

Ozurdex + Difluprednate Eyedrops Identified as Potential "Go-Forward" Regimen

LUNA

Preliminary LUNA data confirm that ocular inflammation is primarily located in anterior chamber, mild to moderate, and responsive to local corticosteroids[1]

GRADING SCALE
4+
3+
2+
1+
Trace/0.5+
0
LUNA ANTERIOR CHAMBER CELLS
LUNA VITREOUS CELLS
SCRN
RAND
D1
D3
D8
W2
W4
W6
W8
W10
W14
W18
W22
W26
W30
W34
W38
W42
W48
W52
Ozurdex + Difluprednate
Difluprednate
0.5+pc
2+pc
1+pc
1+pc
0.5+pc
0.5+pc
1+pc
0.5+pc
2+pc
0.5+pc
0.5+pc
0.5+pc
0.5+pc

*Data cut: 15Nov2023. Cell grades as assessed by slit lamp, Grade categories are based on the Standardization of Uveitis Nomenclature (SUN) and National Eye Institute Scores for white blood cells. No subject had more than 2+. * Mixed pigmented and non-pigmented cells; pc, pigmented cell. 1. Includes post-data cut review of outcomes in 4 individual patients. The second patient in the difluprednate cohort had 0.5+ vitreous cells in both eyes starting from Week 4 with both eyes resolving at Week 18*

INFINITY Phase 2 Clinical Trial in DME
In May 2020, we initiated the INFINITY trial, a multi-center, Phase 2, randomized, double-masked, active comparator-controlled study evaluating a single IVT injection of Ixo-vec in subjects with diabetic macular edema (“DME”). A dose limiting toxicity at the 6E11 dose in this population with poorly controlled diabetes and microvascular complications was identified in April of 2021. Consequently, we are no longer pursuing Ixo-vec for DME, nor are we evaluating the 6E11 dose in wet AMD. We have not seen similar subject safety concerns in any of our subjects at either the 2E11 dose in the INFINITY, OPTIC, or LUNA trials or the 6E11 dose in the OPTIC trial.
Immunogenicity to AAV therapy has been broadly reported to be associated both with systemic and ocular gene therapies, regardless of route of administration, and is generally understood to be dose related. Based on an extensive evaluation of data from all of our subjects treated with Ixo-vec in OPTIC and INFINITY and all of our nonclinical data by internal and external experts, we believe that utilizing the 2E11 and 6E10 doses in our ongoing LUNA trial, along with the new enhanced prophylactic corticosteroid regimens, which include local corticosteroids and a combination of local and systemic corticosteroids, may allow us to minimize post-prophylaxis inflammation in our wet AMD trial subjects going forward.
Ixo-vec Regulatory Designations
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
In June 2022, we announced that the European Medicines Agency EMA granted Ixo-vec Priority Medicines PRIME designation. PRIME voluntary scheme intended to enhance the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (i.e. there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if such a method exists, the new medicinal product will bring a major therapeutic advantage) and they must be demonstrated to have the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones.
In April 2023, we announced that the MHRA granted Ixo-vec an Innovation Passport under the ILAP. The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies, including the All Wales Therapeutics and Toxicology Centre, the National Institute for Health and Care Excellence, and the Scottish Medicines Consortium to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the U.K.
Additional Programs
Dry AMD / Geographic Atrophy Program
In May 2023, we presented nonclinical data on an IVT gene therapy for the treatment of geographic atrophy secondary to dry age-related macular degeneration (“dry AMD”) via expression of Complement Factor I at the American Society of Gene & Cell Therapy’s (“ASGCT”) 2023 Annual Meeting. Dry AMD is a highly prevalent disease in which patients experience a chronic progressive deterioration of the macula, leading to central blind spots and permanent vision loss. Geographic atrophy can be seen as part of late-stage AMD.
Optogenetics Program
In May 2023, we presented data on an optogenetic approach to vision restoration at ASGCT’s 2023 Annual Meeting. Melanopsin, through its ability to regenerate chromophore, has the potential to be an effective light sensor candidate by generating pseudo-photoreceptors. Our engineered melanopsin demonstrated favorable kinetics in vitro and may have utility as a therapeutic transgene for optogenetic vision restoration.
ADVM-062
ADVM-062 (AAV.7m8-L-opsin), is a novel gene therapy product candidate designed to deliver a functional copy of the OPN1LW gene to the foveal cones of patients suffering from blue cone monochromacy (“BCM”) via a single IVT injection. ADVM-062 utilizes Adverum’s propriety vector capsid, AAV.7m8. In January 2022, we announced that the FDA granted Orphan Drug Designation to ADVM-062. In September 2023, we granted an exclusive license for the rights to ADVM-062 to Blue Gen Therapeutics Foundation, a non-profit organization dedicated to advancing gene therapy treatments for rare inherited retinal diseases, that will now lead all research and development activities for the program.

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
Other Partnered Programs
We have licensed to GenSight rights to use AAV.7m8 for GS030, GenSight’s gene therapy encoding for channelrhodopsin protein. In October 2018, GenSight began its PIONEER Phase 1/2 clinical trial in retinitis pigmentosa in the U.S., France, and U.K. and in February 2023 announced one-year safety data and efficacy signals from the trial. In October 2021, GenSight announced it had been granted Fast Track Designation by the FDA for GS030.
We have licensed to Ray Therapeutics rights to use AAV.7m8 in conjunction with Ray’s RTx-015 optogenetics payload for ocular diseases. Ray Therapeutics is developing RTx-015 in retinitis pigmentosa, a degenerative retinal disease with significant unmet medical need.
We have licensed to LEXEO Therapeutics rights to the intellectual property and pre-clinical data package for LX2006, an investigational gene therapy for Friedreich’s ataxia.
Manufacturing
As we advance Ixo-vec for wet AMD, we are continuing to develop our manufacturing expertise for ongoing supply. We currently have no operational clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are currently contracted out to third parties. We maintain control of key aspects of the manufacturing process, specifically in development of scalable processes, assay development, and GMP quality controls.
Our AAV vector manufacturing process is based on the Baculovirus Expression Vector System (“BEVS”), which has been used in a number of FDA- and European-approved products. This approach is well suited for the production of large quantities of AAVs, as it takes advantage of the efficiency of viral infection coupled with the high density and scalability of insect cells grown in serum-free suspension cultures. Compared to the mammalian cell-based approaches commonly used in the field, our manufacturing process is designed to produce higher yields of vectors per manufacturing campaign in a cost-effective manner.
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
•Safety advantages. Our BEVS system does not use mammalian cell cultures or tumorigenic cell lines, and the DNA sequences used to allow AAV vector production are inactive in mammalian cells, which lowers the risk of off-target expression from our products and infection by adventitious agents in humans.
•High yield and cost effectiveness. Because of its scalability, our BEVS system may allow the production of large quantities of AAV vectors, up to the 2000-liter scale, providing further economies of scale.
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
We continue to evaluate new raw material suppliers, as well as additional CMOs, in order to provide manufacturing flexibility. As we prepare for larger, late-stage clinical trials and potential commercialization, we have in-house process development capabilities, allowing us to develop larger-scale processes together with our global GMP contract manufacturers. We leverage GMP contract manufacturer partnerships for flexible clinical and future commercial supply. This strategy capitalizes on our internal AAV manufacturing expertise while providing both security, expandability and flexibility as we prepare to potentially deliver one of the first gene therapies for large indications.

Competition
The biopharmaceutical industry is characterized by intense and dynamic competition to develop new proprietary technologies and therapies and a strong emphasis on intellectual property. We believe that our single-administration IVT approach for the treatment of wet AMD, our AAV-based platform, our nonclinical and clinical development experience, our gene therapy manufacturing experience and our expertise in the field of gene therapy provide us with competitive advantages. However, we face actual or potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from academic institutions, governmental agencies, and public and private research institutions.
Our Ixo-vec gene therapy product candidate for wet AMD utilizes a proprietary vector, is administered through a single IVT injection, and will compete with a variety of therapies currently marketed and in development, including biologics, small molecules, long-acting delivery devices and gene therapy. The key factors that contribute to success of any approved product include safety profile, efficacy, durability, mode of administration and cost of goods. Existing anti-VEGF therapies are well-established therapies and are widely accepted by physicians, patients and third-party payers as the standard-of-care treatment of patients with wet AMD.
In the United States, most patients receive off-label bevacizumab, including as a first-line treatment. Many patients go on to receive Eylea, Eylea HD and Vabysmo® (faricimab). We know of a significant number of product candidates in development or recently approved for chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD:
•biosimilar anti-VEGFs (e.g., FYB201);
•bispecific / combination / add-on therapy for efficacy or durability improvement (e.g., Vabysmo and OPT-302);
•next-generation anti-VEGF for durability improvement (e.g., Eylea HD);
•long-acting delivery device / gene therapy to lower treatment frequency (e.g., 4D-150, RGX-314 and Susvimo, which is Roche’s Port Delivery System with ranibizumab); and
•other molecules that inhibit neovascularization in wet AMD (e.g., tyrosine kinase inhibitors such as OKT-TKI and EYP-1901).
There are several other companies in the U.S. or Europe with marketed products or products in development for the treatment of chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD. These companies include 4D Molecular Therapeutics, AbbVie, Bayer, Clearside Biomedical, EyePoint Pharmaceuticals, Kodiak Sciences, Novartis, Ocular Therapeutix, Opthea, Outlook Therapeutics, Regeneron, REGENXBIO and Roche.
These companies, as well as any other competitors we may face, either alone or with their partners, for our other product candidates, may have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments, and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, have fewer side effects, or be more effectively marketed and sold, than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.
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

As of March 1, 2024, we own or license more than 370 issued patents that are still in force, including more than 35 issued U.S. patents and 11 European patents validated cumulatively in more than 245 countries, as well as more than 210 patent applications pending in the U.S. and foreign jurisdictions, 12 of which have been allowed. These numbers include more than 44 patents and 8 pending applications filed by or on behalf of universities which have granted us exclusive license rights to the technology. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek patent protection in the U.S. and abroad for a variety of technologies, including research tools and methods, AAV-based biological products, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.
Company-owned Intellectual Property
We own at least five patent families that are directed to AAV-based compositions and methods for treating or preventing eye diseases associated with neovascularization. Patents and applications in the first of these families relate to compositions and methods for the AAV-based delivery of anti-VEGF proteins, for use in treating neovascular diseases of the eye, including wet AMD and diabetic retinopathy, in patients who respond to anti-VEGF protein therapy. Twenty patents in this family have issued in the U.S., elsewhere in North America, Europe and the Asia/Pacific region, and seven corresponding applications are pending in the U.S., elsewhere in North America, Europe, and the Asia/Pacific region. Patents in this family are generally expected to expire in 2033, subject to possible patent term adjustments and patent term extensions. Patents and applications in the second of these families relate to AAV gene therapy for the treatment of neovascular diseases of the eye, including wet AMD and diabetic retinopathy, using the AAV.7m8 vector to deliver aflibercept. One issued European patent is validated in thirty-seven countries, eight patents are issued in North America, the Asia/Pacific region, Israel and South Africa, and at least sixteen corresponding applications are pending in the U.S., elsewhere in North America, Europe, and Asia/Pacific region. Patents in this family are generally expected to expire in 2037, subject to possible patent term adjustment and patent term extensions. The third of these families contains granted applications in Australia, Europe (validated in 37 countries), Hong Kong, and Japan, and pending U.S. and corresponding foreign applications directed to AAV gene therapy for the treatment of neovascular diseases of the eye, including wet AMD and diabetic retinopathy, using the AAV.7m8 vector to deliver ranibizumab. Patents that may eventually issue from this patent family, if any, are generally expected to expire in 2037, subject to possible patent term adjustments and patent term extensions. The fourth family contains 28 pending applications, and is directed to methods of treating neovascular diseases of the eye, including wet AMD and diabetic retinopathy, with AAV.7m8-aflibercept. Patents that may eventually issue from this family, if any, are generally expected to expire in 2039 to 2040 subject to possible patent term adjustments and patent term extensions. The fifth family is an international application (i.e., Patent Cooperation Treaty (“PCT”) application) directed to methods of treating neovascular diseases of the eye, including wet AMD and diabetic retinopathy, with low dose AAV.7m8-aflibercept. Patents that may eventually issue from this family, if any, are generally expected to expire in 2043.
We also own sixteen patent families that are directed to various aspects of our proprietary technology platform. Fourteen patents in these families have issued patents in the U.S., Europe, and the Asia/Pacific region, including one issued European patent validated in six countries, as well as at least forty-nine pending applications, including PCT applications or national phase applications in the U.S., elsewhere in North America, Europe, and the Asia/Pacific region. Patents that may eventually issue from these families, if any, are generally expected to expire between 2035 and 2043, subject to possible patent term extensions.
Licensed Intellectual Property
We have obtained both exclusive and non-exclusive licenses to patents directed to both compositions of matter and methods of use, and to other intellectual property.
For example, we have exclusively licensed several families of patents and patent applications that relate to variant rAAV virions having desirable characteristics, such as increased infectivity, as well as novel methods to screen for such variants.
One patent family directed to improved rAAV virions that we have exclusively licensed in the ocular field includes ten granted patents in the U.S., elsewhere in North America and Europe, including one European patent validated in three countries, as well as one pending patent applications in the U.S. The patents in this family are projected to expire between 2024 and 2029 in the U.S. and in 2024 elsewhere, subject to possible patent term extensions.
Another patent family directed to improved rAAV virions that we have exclusively licensed includes three granted U.S. patents that are expected to expire in 2031, subject to possible patent term extensions.

A third patent family that we have exclusively licensed includes claims directed to the novel AAV.7m8 vector, which allows delivery of transgenes to the retina via IVT injection, and which we utilize in our product candidate ADVM‑022. This family includes at least thirty-four issued patents in the U.S., elsewhere in North America, Europe, Asia, and the Pacific, including three European patents each validated in thirty-seven countries. Seven corresponding applications are pending in the U.S. and elsewhere in North America, Europe, Asia and the Pacific. Patents that issue from this patent family are generally expected to expire in 2032, subject to possible patent term extensions.
We have also non-exclusively licensed rights to a patent family related to the Baculovirus/SF9 production system that includes eight issued patents in the U.S., Europe, and Asia, including a European patent validated in three countries. These patents are expected to expire in 2027 and 2030.
We have exclusively licensed a family of patents and applications related to the treatment of cardiomyopathy associated with Friedreich’s Ataxia. This family includes two patents granted in the U.S., one in India, one in Mexico, one in New Zealand and eleven pending applications in the U.S. and elsewhere in North America, Europe, Asia, and the Pacific. Patents that grant from this patent family are generally expected to expire in 2033, subject to possible patent term extensions and adjustments. In January 2021, we granted an exclusive (even as to us) sublicense to this patent family, which does not relate to ADVM-022, to Lexeo Therapeutics.
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
Government Regulation
In the U.S., biological products, including gene therapy products, are primarily regulated under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and the Public Health Service Act (“PHS Act”), as well as corresponding implementing regulations promulgated by the FDA. These laws and regulations govern, among other things, the testing, manufacturing, safety, efficacy, purity, potency, labeling, packaging, storage, record keeping, reporting, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, and export and import of biological products. Prior to conducting human clinical testing of our gene therapy products, we must submit an investigational new drug application (“IND”) to the FDA, and the IND must be cleared by the FDA.
Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products (“OTP”). The FDA has also established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review.
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
•Submission of an IND to the FDA, which must go into effect before human clinical trials may begin;
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
•Generation of substantial evidence from human clinical trials, conducted in accordance with Good Clinical Practice (“GCP”) regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and potency of the biological product for its proposed indication;
•Submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that demonstrates adequate efficacy and acceptable safety profile of the biological product based on results of nonclinical testing and clinical trials, as well as providing information on the chemistry, manufacturing and controls to ensure product identity, purity, potency and quality, as well as proposed labeling;

•Satisfactory completion of an FDA inspection of each manufacturing facility at which the biologic product is produced, to assure that the product is produced in compliance with GMP, regulations, and any additional requirements made by the agency to assure that the facilities, methods and controls used during manufacturing are adequate to preserve the biological product’s safety, identity, strength, quality, purity, and potency;
•Successful completion of FDA inspection(s) of the nonclinical and clinical trial sites and the clinical study sponsor that generated the data in support of the BLA;
•Successful completion of an advisory committee review, if the FDA convenes an advisory committee; and
•Payment of user fees and the FDA review and licensure of the BLA prior to any commercial marketing, sale or shipment of the biological product.
Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the nonclinical testing stage. Nonclinical tests include animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including GLPs.
The results of nonclinical tests, together with manufacturing information, such as laboratory evaluation of product chemistry, formulation, and stability, as well as any available clinical data or literature and a proposed clinical protocol, are submitted as part of an IND to the FDA. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions relating to the content of the IND during the review period or places the clinical study on a clinical hold. In that case, the IND sponsor and the FDA must resolve any outstanding concerns before the IND goes into effect and the clinical trial begins. The FDA can impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold on an IND, clinical trials may not commence or proceed without FDA authorization, and then only under terms authorized by the FDA.
Clinical trials involve administering of the investigational biological product candidate to human subjects under the supervision of qualified investigators, who are generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur, and the effectiveness criteria to be used. Each protocol (and its amendments) must be submitted to the FDA as part of the IND. An independent IRB, and IBC, at each institution where the clinical trial will be conducted must also review and approve the plan for any clinical trial before it can begin at that institution, and the IRB must monitor the clinical trial until it is completed. For gene therapy products, the IBC will also assess the safety of the research and identify any potential risk to public health or the environment, until the research is completed. Clinical testing also must satisfy GCP requirements, including the requirements for informed consent from all subjects. Some studies employ a Data Monitoring Committee (DMC), independent from the study sponsor, to monitor clinical trial conduct and safety, assess risks and benefits, and make recommendations to protect the study participants of clinical trials.
All clinical research performed in the U.S. in support of a BLA must be authorized in advance by the FDA as described above. However, a sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA will accept a well-designed, well-conducted, non-IND foreign clinical trial as support for a BLA if (i) the clinical trial was conducted in accordance with GCP as further detailed in the regulation, including review and approval by an independent ethics committee, and (ii) if the FDA is able to validate the data from the clinical trial through an onsite inspection, if necessary. In addition, when an applicant submits data from a foreign clinical trial not conducted under an IND to support a BLA, the FDA requires a description of the actions the applicant took to ensure that the research conformed to GCP. Further, additional requirements apply when a sponsor intends to base marketing approval of a new drug solely on foreign clinical data.
Clinical Trials
Clinical trials are typically conducted in three sequential phases, which may overlap or be combined.
•Phase 1 includes the initial introduction of an investigational new drug into human subjects and tested for safety. In the case of some product candidates for severe or life-threatening diseases, the initial human testing is often conducted in patients. Phase 1 clinical trials of gene therapies are typically conducted in patients rather than healthy volunteers.
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

•Phase 3 clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the biological product candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are generally undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and to provide an adequate basis for product approval and labeling. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a product candidate.
•Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial approval. These clinical trials are used to gain additional data from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. Phase 4 clinical trials may be required by the FDA as a condition of approval. Additionally, FDA recommends that sponsors observe study participants for potential gene therapy-related delayed adverse events for as long as 15 years.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for any serious and unexpected adverse event that occurs during the study, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the clinical protocol or Investigator’s Brochure, as well as any findings from other studies using the proprietary 7m8 capsid, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects from the product candidate. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for expedited reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information.
Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its DMC may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biological product has been associated with unexpected serious harm to patients. Similar rules govern the conduct of clinical trials in the European Economic Area (“EEA”).
Similar to the U.S., the various phases of nonclinical and clinical research in the European Union (“EU”) are subject to significant regulatory controls. In the EU, clinical trials are governed by the EU Clinical Trial Regulation 536/2014 (CTR), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.
The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.
In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials, including ATMPs, must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.
The FDA and the National Institutes of Health (“NIH”) developed a publicly accessible database, the Genetic Modification Clinical Research Information System, designed to facilitate safety reporting, assist researchers and others involved in human gene therapy clinical studies, and manages information about science and safety of gene therapy clinical trials.

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of clinical development and the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for up to five years for nonintegrating vectors such as AAV vectors.
The responsible party for an applicable clinical trial must register the clinical trial of FDA-regulated products on the ClinicalTrials.gov website, including the registry of new, on-going, and completed clinical trials of drugs, biologics, and device products, including the publication of the study results.
Biologics License Applications and Marketing Authorization Applications
The results of nonclinical studies and clinical trials, together with detailed information on the quality of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. Under the Prescription Drug User Fee Act (“PDUFA”), the submission of a BLA must be accompanied by a substantial user fee unless a waiver applies and is subject to a sixty-day filing review period to determine if the application is sufficiently complete to permit substantive review.
Under PDUFA, the FDA has a performance goal to review applications within six months from successful filing of the application for priority reviews or ten months for standard reviews. The review timeline begins upon the FDA’s acceptance of the original application submission for filing, no later than 60 calendar days from the date the FDA receives the application. In some instances, the review process and the PDUFA goal date may be extended depending on the information required for the FDA reviewers to complete their review of the BLA. As with new BLAs, the review process could also be extended by FDA requests for additional information or clarification.
The FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny licensure of a BLA by issuing a complete response letter if the applicable statutory and regulatory criteria are not satisfied and may require additional clinical data or an additional Phase 3 clinical trial. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product upon marketing. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
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
Biologics may be marketed only for the FDA-approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the sponsor to develop additional data or conduct additional nonclinical studies and clinical trials.
Before approving a BLA, the FDA will inspect the facilities at which the biologic is manufactured and will not license the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with cGMPs. Additionally, before approving a BLA, the FDA may also inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. The FDA may also inspect the facilities of the sponsor to ensure that processes and procedures are in compliance with GMP/GCP requirements.
After FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to a BLA that include new efficacy data, the FDA intends to review and act on the supplemental application within 10 months of receipt. FDA intends to review and act on the manufacturing supplement within six months of receipt.

A biological product approved under section 351(a) of the PHS Act (a “reference product”) can receive 12 years of marketing exclusivity, four years of which constitute data exclusivity. In other words, no biosimilar application that cites the reference product can be submitted to the FDA until four years after approval of the reference product, and no biosimilar application that cites the reference product can be approved during the full 12-year period. These exclusivity provisions only apply to biosimilars—companies that rely on their own data and file a full BLA may be approved earlier than 12 years.
In the EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland, and Liechtenstein), medicinal products can only be commercialized after a related Marketing Authorization, or MA, has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application, or MAA, either a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by the competent authorities of EU Member States (mutual recognition procedure, decentralized procedure, or national procedure. An MA may be granted only to an applicant established in the EEA.
The centralized procedure allows a company to submit a single application to the EMA. If a related positive opinion is provided by the EMA, the European Commission will grant a single centralized MA that is valid throughout the EEA.
The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, advanced therapy medicinal products (ATMPs, such as gene therapy products), orphan medicinal products, and medicinal products containing a new active substance to treat some diseases like HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.
Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.
Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.
The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.
An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfills an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.
An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved for medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.
The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity
In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological products.
Advanced Therapy Medicinal Products in the EU
Advanced Therapy Medicinal Products, or ATMPs, include gene therapy products as well as somatic cell therapy products and tissue engineered products. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive (EC) No. 2001/83 of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 establishes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.
Cell-based products must also comply with Directive (EC) No. 2004/23 of the European Parliament and of the Council of March 31, 2004 on setting standards of quality and safety for the donation, procurement, testing, processing, preservation, storage and distribution of human tissues and cells, or the Tissues and Cells Directive, as well as its technical implementing directives. This Directive describes the conditions and quality requirements which must be applied when sourcing the cells intended for manufacturing of the cell-based medicinal product. The EU Member States have transposed the Tissues and Cells Directive into their national laws. However, various interpretations of the Tissue and Cells Directive have occurred and are reflected in individual EU Member States national implementing legislation which have led to diverging approaches.

Pediatric Development in the EU
In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.
Expedited Development and Review Programs
The FDA has created programs intended to facilitate and expedite the development and review of new drugs to address the unmet medical need in the treatment of a serious or life-threatening condition.
Fast Track designation. To qualify for fast track designation, a product candidate must be intended to treat a serious condition and address an unmet medical need. Advantages of fast track designation include the possibility for a rolling review, eligibility for priority review (under which FDA sets a target date for FDA action of the BLA at six months after FDA accepts that application for filing), and the ability to have greater interactions with the FDA.
Any product submitted to the FDA for marketing approval, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, regenerative medicine advanced therapy (“RMAT”) designation, priority review designation, and accelerated approval.
Breakthrough therapy designation. A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review, if preliminary clinical data indicate that the product provides a substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross‑disciplinary review; and rolling review.
Regenerative medicine advanced therapy (“RMAT”) designation. A designation given to a product candidate that is a regenerative medicine therapy intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the candidate has the potential to address the unmet medical needs for the disease or condition. The FDA has indicated that gene therapies may qualify as regenerative medicine therapies. Advantages of RMAT designation include all the benefits of breakthrough therapy designation, early and frequent interactions with the FDA to discuss any potential surrogate or intermediate endpoints and address potential ways to support accelerated approval and satisfy post-approval requirements.
Priority review. A product, including those that receive fast track, breakthrough therapy, or RMAT designations, may be eligible for priority review, if the product meets the criteria for priority review at the time the BLA is submitted. If priority review is granted, the FDA has a six-month goal for reviewing the marketing application or efficacy supplement.
Accelerated approval. The Accelerated Approval Program is a drug development pathway that offers an approval based on a “surrogate” marker in a clinical trial. A surrogate marker is a biomarker or clinical marker that can be measured at an earlier point in a trial than the type of endpoints that may be used in a traditional approval. Drug or biologic products with evidence showing that they provide meaningful therapeutic benefit over existing treatments for serious or life‑threatening illnesses may receive accelerated approval. As a condition of approval, the FDA may require that a sponsor conduct post‑marketing clinical trials.

In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.
Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
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
ODD must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD does not affect the regulatory review and approval process. However, if a product that has orphan designation subsequently receives the first BLA applicant to receive FDA approval for that product for the disease or condition for which it has such designation, that product is entitled to a seven-year exclusive marketing period in the U.S. for that product in the approved indication. During the seven-year marketing exclusivity period, the FDA may not approve any other applications to market the same drug or biological product for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Among the other benefits of ODD are tax credits for certain research and a waiver of the user fee. In September 2021, the FDA finalized Guidance For Industry on determining “sameness” for gene therapy products for purposes of orphan drug exclusivity.
Orphan drug products are also eligible for Rare Pediatric Disease Designation if greater than 50% of patients living with the disease are under age 18. A priority review voucher will be given to the sponsor of a product with a Rare Pediatric Disease Designation at the time of product approval that is transferable to another company.
In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.
Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10-year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.
Other Regulatory Requirements
Any biologics manufactured or distributed by us or our collaborators pursuant to FDA or European Commission and other regulatory authorities’ approvals would be subject to continuing regulation by the FDA, the EMA, the European Commission, the national competent authorities of EU Member States and other regulatory authorities, including in relation to regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and comparable foreign regulatory authorities.
In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.
We, or our third-party manufacturers may be subject to periodic unannounced inspections by the FDA, certain state agencies, national competent authorities of EU Member States and comparable foreign regulatory authorities for compliance with ongoing regulatory requirements, including GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the GMP regulations and other ongoing FDA, EU or other comparable foreign regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA, national competent authorities of EU Member State or other regulatory authorities may impose sanctions on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.
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
Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
In the EU, the advertising and promotion of pharmaceutical products are subject to EU and EU Member States' laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with a marketing authorization approval. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Other relevant laws at EU level and in the individual EU Member States also apply to the advertising and promotion of medicinal products, including laws that prohibit the direct-to-consumer advertising of prescription-only medicinal products and further limit or restrict the advertising and promotion of our products to the general public and to health care professionals. Violations of the rules governing the promotion of medicinal products in the EU could result in reputational risk, public reprimands, administrative measures, fines and imprisonment.
Data Privacy and Security Laws
In the ordinary course of our business, we may process confidential, sensitive, and proprietary information, including personal information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations (collectively, “HIPAA”). Several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data. The EU GDPR and CCPA are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any actual or perceived noncompliance.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expands the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law.
The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expands the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law.
Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal information processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal information; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal information; mandating notice of certain personal information breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.
HIPAA imposes requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain and transmit individually identifiable health information for or on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information and their covered subcontractors. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to penalties if we, our affiliates, or our agents obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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
•The federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to direct and indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•Outside the U.S., interactions between pharmaceutical companies and physicians and other healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Certain EU member states, or industry codes of conduct, require that payments made to physicians be publicly disclosed. Moreover, agreements with healthcare professionals may require prior notification and approval by the healthcare professional’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment; and
•State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare professionals and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.
By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, by increasing the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care plans, addressing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and imposing annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and other measures, and tightening of restrictive policies in jurisdictions with existing controls and other measures, could limit coverage of or payments for pharmaceuticals, or affect rebates or other price concessions owed on such products. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation and implementation. For example, the TCJA eliminated the tax-based payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argue the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 “Inflation Reduction Act” into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.
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
Other legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative changes to the statute, will stay in effect through 2032 unless additional congressional action is taken. Further, Congress is considering additional health reform measures.

In addition, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. The Inflation Reduction Act also, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the Inflation Reduction Act will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is possible that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare financing, more rigorous coverage criteria, and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from commercial payers. Coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.
In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No. 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the EU.
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

The making available or placing on the EU market of unauthorized medicinal products is generally prohibited. However, the competent authorities of the EU Member States may, in specific circumstances, exceptionally and temporarily allow and reimburse the supply of such unauthorized products, either on a named patient basis or through a compassionate use process, to individual patients or a group of patients with a chronically or seriously debilitating disease or whose disease is considered to be life-threatening, and who cannot be treated satisfactorily by an authorized medicinal product. Such reimbursement may no longer be available if authorization for named patient or compassionate use programs expire or is terminated or if marketing authorization is granted for the product. In some EU Member States, authorization and reimbursement policies may also delay commercialization of our products or may adversely affect our ability to sell our products on a profitable basis. After initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced EU Member States.
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
Brexit. The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.
Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.
There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.
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
Human Capital Management
As of December 31, 2023, we had approximately 121 full-time employees. Of these employees, 21 hold Ph.D. or M.D. degrees, 83 are engaged in research and development, and 38 are engaged in business development, finance, legal, human resources, facilities, information technology, and general management and administration. We also engage temporary employees and consultants. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our employee engagement is highly favorable, which we attribute to our shared mission of transforming the lives of those affected by highly prevalent ocular diseases and has led to our being named a Top Workplace in 2021, 2022 and 2023 by Bay Area News Group.
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

Diversity, Equity and Inclusion
We are committed to diversity, equity and inclusion (“DEI”) across all aspects of our company, including hiring, promotion and development practices. As of December 31, 2023, racial and ethnic minorities represented 62% of our employee base. 57% of our workforce were women and 51% of our positions at director-level and above were held by women. Our employees bring diversity to our workplace across many critical categories, and we believe our company is stronger as a result of our diverse experiences and backgrounds. We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. We continue to implement employee-led resource groups (“ERGs”) and to assemble DEI-related resources for our employees. We currently have one ERG that represents and supports women in our workforce: SOAR (Supporting Women of All Ranks ERG), providing support and mentorship for our female workforce, including guidance on career advancement. Overall, the goal of ERG programs at Adverum are to mentor, foster, encourage and inspire employees in all stages of their careers by providing access to senior leadership, peer groups, mentoring and other valuable resources to help them pursue their career ambitions.
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
Corporate and Available Information
We were incorporated in Delaware in 2006 under the name “Avalanche Biotechnologies, Inc.” We completed the initial public offering of our common stock in August 2014. On May 11, 2016, upon the completion of our acquisition of Annapurna Therapeutics SAS, we changed our name to “Adverum Biotechnologies, Inc.” Our common stock is currently listed on The Nasdaq Capital Market under the symbol “ADVM.”
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
We currently generate no revenue from sales, and we may never be able to commercialize any of our product candidates. We do not currently have the required approvals to market any of our product candidates, and we may never receive such approvals. We may not be profitable even if we or any development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.
We currently expect our cash, cash equivalents and short-term investments to fund our planned operations into late 2025. However, this estimate is based on a number of assumptions that may prove to be wrong, including our expectations about the timing of planned clinical trials, investments into our manufacturing capabilities, the scope of our research and development activities, continued compliance with and receipt of rental income under our sublease, and changing circumstances beyond our control, that may cause capital to be consumed more rapidly than currently anticipated. As a result, our operating plan may change, and we may need to seek additional funds sooner than planned through collaboration agreements and public or private financings. If we run low on capital and are unable to successfully raise additional funds on terms acceptable to us, we may need to significantly curtail some or all of our development activities.
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
Additional funding may not be available to us on acceptable terms or at all and the terms of any financing may adversely affect the holdings or the rights of our stockholders. General market conditions resulting from high interest rates, inflation, bank failures, domestic politics, global supply chain issues, and ongoing military conflicts, as well as other market conditions, may make it difficult for us to obtain adequate additional financing when needed or on attractive terms, or at all. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.
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
Drug development has inherent risk. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, for the treatment of wet age-related macular degeneration (“wet AMD”), uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may generate unexpected results in clinical trials in the future, such as the dose-limiting toxicity at the 6 x 10^11 vg/eye (“6E11”) dose tested in the INFINITY trial in diabetic macular edema (“DME”) subjects. Although we will be bound by the generally applicable laws governing approval, the fact that Ixo-vec is a gene therapy and the broad patient population that it is intended to treat means that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.
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
During the conduct of nonclinical studies and clinical trials, animal models and human subjects may experience changes in their health, including illnesses, injuries and discomforts. It is not always possible to accurately determine whether or not the product candidate being studied caused these conditions. In addition, subjects may not comply with the requirements of the study, such as missing physician visits or not taking eye drops as prescribed, which may result in changes to their health or vision that could then be attributed to the product candidate. Various illnesses, injuries, and discomfort may be reported from time-to-time in clinical trials of our product candidates. For example, a dose-limiting toxicity at the 6E11 dose tested in our INFINITY trial in DME subjects resulted in our announcement on July 22, 2021 that we were discontinuing development of Ixo-vec for the DME indication. It is possible that as we test Ixo-vec and other product candidates, in current and future clinical programs, or if use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomfort and other adverse events that were observed in earlier trials, including the dose-limiting toxicity at the 6E11 dose tested in the INFINITY trial, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. In some cases, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or later stage clinical trials, or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that one or more of our product candidates causes serious or life-threatening side effects, or side effects that outweigh the therapeutic benefit of the product candidate, the development of one or more of our product candidates may fail or be delayed, or, if one or more of our product candidates has received regulatory approval, such approval may be revoked, varied or suspended which would severely harm our business prospects, financial condition and results of operations.
In order to understand the safety of our product candidates, when a subject experiences a negative health event during a clinical trial, we must determine if it is related to our product candidate. The subjects we enroll in our clinical trials for our current product candidates are generally less healthy than the general population, which increases the likelihood that a negative health event, unrelated to our product candidate, may occur. These health events may be misattributed to our product candidate, either by us, our investigators, or by regulators. Such misattribution could cause regulatory approval of our product candidates to be denied or delayed. For example, the subjects enrolled in our wet AMD trials are often geriatric and have other health conditions unrelated to wet AMD. We cannot assure you that we will be able to accurately determine whether or not a negative health event experienced by a subject in any of these or subsequent trials was related to Ixo-vec, nor can we assure you that the FDA or other regulatory authorities outside the U.S. responsible for reviewing the safety of Ixo-vec will agree with our determination. If a subject in one of our clinical trials experiences a negative health event, and that event is attributed to Ixo-vec, the trial and any other trials of Ixo-vec may be placed on clinical hold, and regulatory approval of Ixo-vec may be delayed or denied.
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
Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, dose-related intraocular inflammation is a known side effect of Ixo-vec administration, but the duration of inflammation caused by Ixo-vec, our ability to prevent or manage that inflammation using corticosteroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. Our LUNA trial is evaluating prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. In February 2024, we announced LUNA preliminary safety and efficacy data. Ixo-vec was well-tolerated, and when present intraocular inflammation was responsive to per protocol local corticosteroids. Preliminary data suggest that Ozurdex plus difluprednate eye drops may be a promising prophylactic regimen for future pivotal studies. The use of an Ozurdex plus difluprednate eye drop prophylactic regimen may not be as successful in managing or mitigating inflammation in future, larger clinical trials or commercial use, and our reliance on the availability of these corticosteroids makes us vulnerable to drug shortage or other supply problems.

Even if we achieve marketing approval, doctors may not prescribe, and patients may not use, Ixo-vec or our other product candidates if they deem the levels or risk of inflammation to be unacceptable or if they are unwilling or unable to use the required prophylactic corticosteroid regimen. Further, patients treated with Ixo-vec could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of Ixo-vec or could cause unanticipated adverse reactions to Ixo-vec. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any therapeutic protein or injection of gene therapies that express a therapeutic protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to IVT injection and taking aqueous fluid samples from the eye (“aqueous tap”), such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
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
In addition, the clinical trial requirements of the FDA, EU competent authorities and other regulatory authorities outside the U.S. and the criteria these regulators may use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other treatment modalities, which are better known or more extensively studied to date. To date, approvals for gene therapy products by the FDA have been generally for rare diseases with limited treatment options. Because we are targeting a broad population of patients with wet AMD, for which there is an approved and widely adopted standard of care, the benefit-risk profile of Ixo-vec may be subject to greater scrutiny by regulatory authorities. Regulatory approaches and requirements for gene therapy products continue to evolve, and any changes could create significant delay and unpredictability for product development and approval as compared to technologies with which regulatory authorities have more substantial experience, including, for example, reevaluating whether to require a companion diagnostic for gene therapy products.
Before a clinical trial can begin to enroll at a clinical site, the site’s Institutional Review Board (“IRB”) and its Institutional Biosafety Committee, or Ethics Committee must review the proposed clinical trial to assess the appropriateness to conduct the clinical trial at that site. In addition, adverse events in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory authorities outside the U.S. to change the requirements for human research on or for approval of any of our product candidates.
These regulatory authorities, review committees and advisory groups, and the guidelines they promulgate, may lengthen our regulatory review process, require us to perform additional studies, increase our development costs, increase or otherwise change chemistry, manufacturing, and controls requirements, lead to changes in our regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will usually be required to consult with these, and potentially other, regulatory and advisory groups and comply with applicable guidelines or recommendations. If we fail to do so or the consultations take longer than we expect, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs incurred in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Identifying and qualifying patients to participate in our clinical trials will be critical to our success. The timing of current and future clinical trials will depend on the speed at which we can recruit patients to participate in future testing of these product candidates. We have in the past and may in the future experience difficulties or delays enrolling patients in our clinical trials.
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

We plan to seek initial marketing approval of our product candidates in the U.S. and/or the EU and we may not be able to successfully conduct clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EU or other regulatory authorities outside the U.S. In addition, the process of finding and diagnosing patients may prove costly.
Further, if patients and investigators are unwilling to participate in our gene therapy studies because of the dose-limiting toxicity at the 6E11 dose tested in the INFINITY trial, because of negative publicity from other adverse events in the biotechnology or gene therapy sector, inadequate results in our nonclinical studies or clinical trials, or for other reasons, including competitive clinical trials for similar patient populations or available approved therapies, our recruitment of patients, or conduct of clinical trials and ability to obtain regulatory approval of our product candidates may be hindered.
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
The nonclinical and clinical development, manufacturing, analytical testing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and by comparable regulatory authorities outside the U.S. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from the FDA. Similar approvals are required to market our product candidates outside of the U.S. The process of obtaining regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved, as well as the target indications and patient population. Approval policies or regulations may change, and the regulatory authorities have discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.
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
Fast Track designation by the FDA, PRIME designation by the EMA and the Innovation Passport by the MHRA for Ixo-vec may not lead to a faster development, regulatory review or approval, and they do not increase the likelihood that Ixo-vec will receive marketing approval in the U.S.
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
The EMA granted Ixo-vec Priority Medicines (“PRIME”) designation in June 2022 for the treatment of wet AMD. PRIME is a program launched by the EMA to enhance support for research on and development of medicines that have demonstrated the potential to target a significant unmet medical need on the basis of data showing a meaningful improvement of clinical outcomes. This regulatory program offers developers of medicines enhanced interaction and early dialogue with the EMA and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible.
The United Kingdom’s MHRA granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in April 2023. ILAP is a new pathway supporting innovative approaches to the safe, timely, and efficient development of medicines aiming to accelerate the time to market, facilitating patient access to medicines. The ILAP Is comprised of an Innovation Passport designation, a Target Development Profile and provides applicants with access to a toolkit to support the design, development and approvals process. The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies, including the All Wales Therapeutics and Toxicology Centre, the National Institute for Health and Care Excellence, and the Scottish Medicines Consortium to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom (“UK”).
However, Fast Track, PRIME and ILAP designations for Ixo-vec may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA, the European Commission, or MHRA. In addition, the FDA and MHRA can rescind or revoke the designations for Ixo-vec if the regulatory agencies later determine that Ixo-vec no longer meets the qualifying criteria for each designation. The EMA can remove Ixo-vec from the PRIME eligibility list if Ixo-vec no longer meets the eligibility criteria.

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
The development of commercially viable manufacturing processes typically is very difficult to achieve, is often very expensive and may require extended periods of time. As we develop, seek to optimize, and operate the Ixo-vec manufacturing process, internally or through third parties, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical manufacturing campaigns or process validation campaigns. For example, all Good Manufacturing Practices (“GMP”) activities at our Redwood City facility, and external manufacturing, testing, and distribution partners are subject to significant health authority regulation with respect to manufacturing and testing our product candidates. If we are unable to satisfy these regulatory requirements, or if we are unable to solve the technical, scientific, and other challenges described above, we may be unable to manufacture a sufficient supply of our product candidates for our clinical trials and may be forced to delay or terminate our development programs. Additionally, changes in manufacturing processes (including cell lines and viral banks), equipment or facilities (including moving manufacturing or testing from one of our facilities to another one of our facilities or a third-party facility, or from a third-party facility to one of our facilities) may require us to conduct additional studies to demonstrate comparability in order to receive regulatory approval of any manufacturing modifications. As a result, we could experience manufacturing delays that prevent us from commencing or completing our clinical studies on the timelines we anticipate, if at all.
We may revise the process that we use to manufacture Ixo-vec for clinical trials. Before we use a revised process in clinical trials, we must submit analytical comparability data to the FDA and comparable regulatory authorities outside the U.S. to demonstrate that the process changes have not altered Ixo-vec in a manner that undermines the applicability of the clinical data from our clinical trials. If the FDA and comparable regulatory authorities outside the U.S. do not find our analytical comparability data sufficient, the FDA and comparable regulatory authorities outside the U.S. could place our IND or equivalent on clinical hold until we conduct additional nonclinical or clinical comparability studies demonstrating that the Ixo-vec manufactured by our revised process and our previous process are materially equivalent, which could substantially delay the development process. If we make further changes to the manufacturing process, equipment or facilities of Ixo-vec in the future, the FDA and comparable regulatory authorities outside the U.S. may require us to demonstrate comparability between Ixo-vec manufactured before and after the change. For example, the FDA and comparable regulatory authorities outside the U.S. could require comparability studies to demonstrate that Ixo-vec manufactured in its current facilities is comparable to Ixo-vec manufactured at future commercial supply sites, which could delay our commencement or completion of clinical trials.
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
As we develop, seek to optimize and operate the Ixo-vec manufacturing process internally or through third parties, we will likely face technical and scientific challenges, considerable costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. We have in the past and may in the future experience unexpected technical or operational issues during clinical or commercial manufacturing campaigns. As a result, we could experience manufacturing delays that prevent us from commencing or completing clinical studies or commercializing Ixo-vec, if approved, on a profitable basis, if at all.
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
Gene therapy products are novel and complex and have only in limited cases been manufactured at scales sufficient for pivotal trials and commercialization. Few pharmaceutical contract manufacturers specialize in gene therapy products and those that do are still developing appropriate processes and facilities for large-scale production. If we are unable to secure adequate manufacturing capacity from our contract manufacturing partners, or if our contracted slots are canceled or delayed in order to prioritize other projects, we may be unable to produce sufficient quantities of our product candidates for our development programs and for commercialization.
Changes in methods of manufacturing or formulation of our product candidates may result in additional costs or delays.
As our product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, and manufacturing sites are altered along the way in an effort to optimize yield and manufacturing batch size, reduce costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.
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

We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GMP regulations enforced by the FDA through its facilities inspection program as well as other comparable regulations enforced by other regulatory authorities outside the U.S. Our contract manufacturers have not produced a commercially-approved AAV product and therefore have not yet demonstrated compliance with GMP regulations to the satisfaction of the FDA or other regulatory authorities outside the U.S. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. If the facility does not pass a pre-approval plant inspection, the FDA or other regulatory approval of the products will not be granted. In addition, the regulatory authorities may, at any time, audit or inspect any manufacturing facility we may have or those of our third-party contractors involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Should the FDA or other regulatory authorities outside the U.S. determine that the facility is not in compliance with applicable regulations, the manufacture and release of our product candidates may not be possible, and our business could be harmed.
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
If we or our third-party contractors fail to maintain regulatory compliance, the FDA or other regulatory authorities outside the U.S. can impose regulatory sanctions including, shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.
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

We may face difficulties from changes to current regulations and future legislation.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. The policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
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
Although the body of the UK-EU Trade and Cooperation Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extend to procedures such as batch release certification, and Great Britain (England, Scotland and Wales) is treated as a third country. Northern Ireland, has continued to follow EU regulatory rules, but pursuant to the Windsor Framework, a post-Brexit legal agreement entered into between the EU and UK Northern Ireland will no longer be subject to EU Regulations as of January 1, 2025. As part of the UK-EU Trade and Cooperation Agreement, the EU and the UK will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The UK-EU Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK continues to accept EU batch testing and batch release, but has recently conducted a consultation as to the future strategy for batch testing policy; two years notice will be provided of any change to such a policy. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland has continued to be covered by centralized marketing authorizations granted by the European Commission (“EC”). but the Windsor Framework provides that the UK MHRA will be the sole regulatory body responsible for granting marketing authorizations for Northern Ireland as of January 1, 2025.

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
A significant proportion of the regulatory framework in the UK applicable to medicinal products is currently derived from EU Directives and Regulations. The potential for UK legislation to diverge from EU legislation following Brexit could materially impact the regulatory regime with respect to the development, manufacture, import, approval, and commercialization of our product candidates in the UK or the EU. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
All of these changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.
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
•We and our contract manufacturers must comply with the FDA’s and comparable foreign regulatory authorities’ GMP regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable regulatory authorities in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow GMP or other regulatory requirements or any delay, interruption, or other issues that arise in the manufacture, fill-finish, packaging, storage, or distribution of our product candidates as a result of a failure of our facilities, or the facilities or operations of third parties, to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates. This may lead to significant delays in the availability of sufficient supply of the product candidate substance for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates.

•Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could be costly and damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates, if approved, and/or may be subject to product recalls, seizures, injunctions or criminal prosecution.
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
Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates, which could affect the timing of our commencement and completion of clinical studies. We may also have to take inventory write-offs and incur other charges and expenses for product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. We may encounter problems manufacturing sufficient research-, clinical-, or commercial-grade materials that meet FDA, EU or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
We are aware of patent rights held by third parties that could be construed to cover certain aspects of our product candidates. In addition, changes to our product candidates or their uses or manufacture may cause them to infringe patents held by third parties. A patent holder has the right to prevent others from making, using, importing or selling a drug that incorporates the patented compositions while the patent remains in force. While we believe that third party patent rights will not affect our planned development, regulatory clearance, and eventual marketing, commercial production, and sale of our product candidates, there can be no assurance that this will be the case. In addition, the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”) exemption provided by U.S. patent law permits uses of compounds and biologics in clinical trials and for other purposes reasonably related to obtaining FDA approval of drugs and biologics that will be sold only after patent expiration, so our use of our product candidates in those FDA-related activities does not infringe any patent holder’s rights. However, were a patent holder to assert its rights against us before expiration of such patent holder’s patent for activities unrelated to seeking FDA approval, the development and ultimate sale of our product candidates could be significantly delayed, and we could incur the expense of defending a patent infringement suit and potential liability for damages for periods prior to the patent’s expiration.
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

Extensions of patent term may be available, but there is no guarantee that we would have patents eligible for extension, or that we would succeed in obtaining any particular extension—and no guarantee any such extension would confer a patent term for a sufficient period of time to exclude others from commercializing product candidates similar or identical to ours. If we are able to secure FDA marketing approval for one of our product candidates that is covered by an issued U.S. patent, that patent may be eligible for limited patent term restoration under the Hatch-Waxman Act. Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, the Hatch-Waxman Act permits a patent restoration term of up to five years beyond the normal expiration of the patent, which is limited to the approved product or approved indication. In the U.S., patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved drug, a method for using it, or a method for manufacturing it. Similar extensions of patent term are available in Europe and other jurisdictions. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial conditions and results of operations may be materially and adversely affected.
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
Intellectual property rights we have licensed, including certain rights related to our proprietary AAV.7m8 capsid, were generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (“Bayh-Dole Act”) and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability, or that of our sublicensees, to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
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
•our diligence obligations under the license agreement, what activities satisfy those diligence obligations, and to what extent those obligations are relieved or delayed by external factors beyond our control;
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
We currently have one product candidate in clinical trials. Before we can initiate clinical trials for other product candidates in the U.S., we need to submit the results of nonclinical testing to the FDA, along with other information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. Similar requirements may apply to conduct clinical trials outside the U.S. We may rely in part on nonclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions or comparable foreign applications and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary nonclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA or other regulatory authorities may require us to conduct additional nonclinical testing for any of our product candidates before they allow us to initiate clinical trials under any IND or equivalent, or at any stage of clinical development of Ixo-vec or other new product candidates based on concerns that arise as the clinical program progresses or if significant manufacturing process changes are made to the program, which may lead to additional delays and increase the costs of our nonclinical development. Delays with any regulatory authority or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any clinical trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or terminations related to:
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
•inspections of clinical trial sites by the FDA or other regulatory authorities outside the U.S., or the finding of regulatory violations by the FDA or other regulatory authorities outside the U.S., or an IRB or Ethics Committee that requires us to undertake corrective action resulting in suspension or termination of one or more clinical sites or the imposition of a clinical hold on the IND or foreign equivalent or that prohibits us from using some or all of the data in support of our marketing applications;
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities outside the U.S. for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•one or more IRBs or Ethics Committees refusing to approve, suspending or terminating the trial at a clinical site, precluding enrollment of additional patients, or withdrawing its approval of the trial.

Product development costs will increase if we have delays in testing or approval of any of our product candidates, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to competent authorities, IRBs or Ethics Committees for review and approval, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of our clinical trials, or if we, the FDA or other regulatory authorities outside the U.S., the IRB or Ethics Committee, other reviewing entities, or any of our clinical trial sites, suspend or terminate any of our clinical trials, the commercial prospects for our product candidate may be harmed and our ability to generate product revenue may be delayed. In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials, may also ultimately lead to the denial of regulatory approval of a product candidate. If we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed or terminated, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.
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
Even if we are able to successfully complete our clinical trials and submit a BLA, and/or an MAA, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize our product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory authorities will complete their review processes in a timely manner or that we will obtain regulatory approval for our product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in policies from the FDA or other regulatory authorities outside the U.S. during the period of product development, clinical trials and FDA’s or comparable foreign regulatory authorities’ regulatory review. If marketing approval for any product candidate is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.
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
Even if one or more of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payers, including government payers, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:
•demonstration of clinical efficacy, including duration of efficacy, and safety compared to competitive products, some of which are more established than our product candidates;
•the limitation of our targeted patient population and other limitations or warnings contained in any labeling approved for our product candidates by the FDA or other applicable regulatory authorities outside the U.S., including the possible inclusion of a “black box warning” from the FDA or other applicable regulatory authorities outside the U.S., alerting healthcare providers to potential serious side effects associated with using a product or the imposition of a Risk Evaluation and Mitigation Strategy (“REMS”) or comparable foreign strategies;
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
•our ability to obtain and maintain sufficient third-party coverage and reimbursement from government health care programs, including Medicare and Medicaid or foreign equivalents, private health insurers and other third-party payers; and
•the willingness of patients to pay out-of-pocket in the absence of third-party coverage and reimbursement.

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
Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates. For example, LUCENTIS (and biosimilars thereto), EYLEA and VABYSMO are currently available in the U.S. and the EU for treatment of wet AMD. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.
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
In the United States, most patients receive off-label bevacizumab, including as a first-line treatment. Many patients go on to receive Eylea, Eylea HD and Vabysmo® (faricimab). We know of a significant number of product candidates in development or recently approved for chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD:
•biosimilar anti-VEGFs (e.g., FYB201);
•bispecific / combination / add-on therapy for efficacy or durability improvement (e.g., Vabysmo and OPT-302);
•next-generation anti-VEGF for durability improvement (e.g., Eylea HD);
•long-acting delivery device / gene therapy to lower treatment frequency (e.g., 4D-150, RGX-314 and Susvimo, which is Roche’s Port Delivery System with ranibizumab); and
•other molecules that inhibit neovascularization in wet AMD (e.g., tyrosine kinase inhibitors such as OKT-TKI and EYP-1901).

There are several other companies in the U.S. or Europe with marketed products or products in development for the treatment of chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD. These companies include 4D Molecular Therapeutics, AbbVie, Bayer, Clearside Biomedical, EyePoint Pharmaceuticals, Kodiak Sciences, Novartis, Ocular Therapeutix, Opthea, Outlook Therapeutics, Regeneron, REGENXBIO and Roche.
Even if we obtain marketing approval for any of our product candidates, they could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.
Even if regulatory approval is obtained, the FDA or comparable foreign regulatory authorities may still impose significant restrictions on a product’s indicated uses, marketing or distribution or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if at all, of any of our product candidates, such candidate will also be subject to ongoing FDA and comparable foreign requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities outside the U.S. for compliance with GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.
If we or the manufacturing facilities for any product candidate that may receive regulatory approval fail to comply with applicable regulatory requirements, a regulatory authority may:
•issue warning letters or untitled letters;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend, vary or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements or applications filed by us;
•institute import holds;
•suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products, refuse to permit the import or export of product or request us to initiate a product recall.
The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. The FDA has the authority to require a REMS plan as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Similar restrictions may be imposed by foreign regulatory authorities outside the U.S.
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

Certain provisions of the Affordable Care Act have been subject to executive, Congressional, and judicial challenges as well as efforts to repeal, replace, or otherwise modify them or alter their interpretation and implementation. For example, the TCJA included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. Any such changes could affect the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.
Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. The EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status.
Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.
Legislators, policymakers and healthcare insurance funds in the EU and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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

These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. The Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect beginning fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is unclear how the Inflation Reduction Act will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

If the market for Ixo-vec, if approved, in the treatment of wet AMD or any other indication we seek to treat is smaller than we believe it is, or if our product candidate is approved with limitations that reduce the market size, or if this occurs for any of our other product candidates, our future revenue may be adversely affected, and our business may suffer.
We are advancing the development of Ixo-vec for the treatment of wet AMD, which is a leading cause of blindness in patients over 65 years of age. If the size of the market for wet AMD or any other indication we seek to treat is smaller than we anticipate, we may not be able to achieve profitability and growth. Our projections of the number of people who have wet AMD and other indications, as well as the subset of people with the disease who have the potential to benefit from treatment with Ixo-vec or other future product candidates, are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations and market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected.
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
We have no internal sales, marketing, distribution, or market access and reimbursement capabilities. If any of our product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We would have to invest significant amounts of financial and management resources to develop internal sales, marketing, distribution, or market access and reimbursement capabilities, some of which will be committed prior to any confirmation that any of our product candidates will be approved, if at all. We may not be able to hire consultants or external service providers to assist us in sales, marketing, distribution, or market access and reimbursement functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing, distribution, or market access and reimbursement functions ourselves, we could face a number of additional related risks, including:
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
We are dependent on the principal members of our management, clinical and scientific staff. The loss of service of any of our management or clinical or scientific staff could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. If we are not able to retain our management, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We have had significant changes in our executive management team, and from time to time, may experience additional changes in our executive management team resulting from the hiring or departure of executives. While we seek to manage these transitions carefully, these and any other such changes may result in a loss of institutional knowledge and cause disruptions to our business.
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
If our information technology systems or those third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely, process, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information).
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, disruptions of clinical trials, ability to provide our services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, CROs, CMOs, collaborators, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and confidential, sensitive, or proprietary information. For example, the loss of clinical trial information from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Security incidents and attendant consequences may prevent or cause customers to stop using our platform/products/services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. A security incident could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, delay or impede the development of our products, and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. In addition, there can be no assurance that we will promptly detect any such disruption or security incident, if at all.
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
If we fail to comply with applicable state and federal healthcare laws and regulations, we may be subject to civil or criminal penalties and/or exclusion from federal and/or state healthcare programs, or foreign equivalents.
In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws restrict certain practices, including research and marketing, in the pharmaceutical industry, and foreign equivalents. These laws include anti-kickback, false claims, and healthcare professional payment transparency laws and regulations. Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.
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
Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
In the ordinary course of business, we process sensitive information, including personal data, business data, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security, including information that we collect or will collect about clinical trial subjects and healthcare providers in connection with clinical trials.
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to penalties if we, our affiliates, or our agents obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.
Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests. EU member states are also able to legislate separately on health and genetic information, and we must comply with these local laws where we operate.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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
We and our development partners, third-party manufacturers and suppliers use biological materials and use or may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.
We and our development partners, third-party manufacturers and suppliers use or may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.
We and any of our future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.
If we and any of our future development partners are successful in commercializing our products, the FDA and foreign regulatory authorities will require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product candidates. If we and any of our future development partners fail to comply with our or their reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of the product and delay in approval or clearance of other products.

Our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with our code of conduct or regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors may engage in misconduct including code of conduct violations, fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, or disclosure of unauthorized activities to us that violates: (1) FDA or comparable foreign regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory authorities, (2) manufacturing standards, (3) federal, state and foreign health care fraud and abuse laws and regulations or (4) laws that require the reporting of financial information or data accurately. Specifically, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs or comparable foreign programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
Under the Tax Cuts and Jobs Act (“TCJA”), federal net operating losses (“NOL”) incurred in taxable years beginning after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs for taxable years beginning after 2020 is limited. In addition, under Section 382 of the Code, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We may have experienced an ownership change as a result of the August 2020 underwritten public offering of our common stock and/or the February 2024 private placement of shares of common stock and pre-funded warrants, and may in the future experience ownership changes from future offerings or other changes in the ownership of our stock.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants, debt and other financings. We do not have any committed external source of funds. As a result, we may from time to time issue additional shares of common stock or securities convertible into or exercisable for shares of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect such holders' rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
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
We are obligated to develop and maintain proper and effective internal control over financial reporting. In the future, we may not complete our execution of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may result in material misstatements in our consolidated financial statements and may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.
Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, we identified a deficiency in the operating effectiveness of controls in our financial statement close process that we considered to be a material weakness. An immaterial non-cash lease accounting error was identified in previously issued financial statements. While the identified error was not material, we considered the magnitude of the potential errors that could arise from the operating deficiency as potentially material. This material weakness did not result in the restatement of prior quarterly or annually filed financial statements. During 2023, management conducted a remediation plan to address its material weakness, which included increasing the rigor with which management evaluates the accounting of material non-routine transactions by engaging additional outside financial reporting and technical accounting expertise. As of December 31, 2023, we have remediated the material weakness related to our internal controls over financial reporting that were determined to be ineffective as of December 31, 2022.
Even though we remediated this material weakness as of December 31, 2023, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data (“Information Systems and Data”).
Our information security function, which includes our Executive Director of Information Technology (“IT”) and third-party service providers, helps identify, assess, and manage the Company’s cybersecurity threats and risks. Our information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example conducting audits, evaluating threats, and performing vulnerability assessments.
Depending on the environment, systems, and data at issue, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, access controls, employee training, penetration testing, and systems monitoring.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our Executive Director of IT, works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example managed cybersecurity service providers, penetration testing firms, and cybersecurity consultants.
We use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations, contract manufacturing organizations, and supply chain resources. We have a vendor management process to manage cybersecurity risks associated with our use of these providers. The process includes risk assessments for certain vendors and reviewing security assessments and reports. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor entitled: If our information technology systems or those third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
Governance
Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Executive Director of IT, who holds a Bachelor of Science in Computer Methods from California State University-Long Beach and has previously served as the Associate Director of IT for a large pharmaceutical company.
Our management, including our Chief Operating Officer and Executive Director of IT, is responsible for hiring appropriate information security personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and helping prepare for cybersecurity incidents.
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Executive Director of IT and General Counsel, who works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response process includes reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents.

The Board of Directors receives periodic reports from the management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Board of Directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties
Our corporate headquarters are located in Redwood City, California, consisting of approximately 79,675 square feet of office and laboratory space under a lease that will expire in December 2031.
In addition, we lease a manufacturing facility in North Carolina, consisting of approximately 173,820 square feet, which is subleased through October 2037.
We believe that our properties are adequate and suitable for our current needs; however, we are continuing to evaluate our real estate strategy in response to the changing needs of our in-office, hybrid and remote workforce.

Item 3. Legal Proceedings
On November 22, 2022, Lyudmila Pazyuk (“Plaintiff”) filed a derivative complaint (Pazyuk v. Machado et al. C.A. No. 2022-1062-MTZ) (the “Action”) in the Delaware Court of Chancery (the “Court”) on behalf of Adverum against Adverum’s nine current directors and four former directors (the “Individual Defendants”). The Action asserts claims against the Individual Defendants for allegedly awarding the Directors excessive compensation. The Individual Defendants have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Action. Nonetheless, solely to eliminate the uncertainty, distraction, disruption, burden, risk and expense of further litigation, the Individual Defendants entered into a Stipulation and Agreement of Settlement, Compromise and Release (the “Stipulation”) on January 24, 2024. Pursuant to the terms of the Stipulation, the Defendants have agreed to implement and maintain certain changes to Adverum’s director compensation policies and practices. If approved by the Court, Adverum will also be responsible for the payment of the plaintiff’s attorneys’ fees. The proposed settlement, as set forth in the Stipulation, is subject to final approval by the Court. If approved, the proposed settlement will (i) fully resolve the Action by dismissing all asserted claims with prejudice and (ii) release all claims related to the allegations in the Action. On January 31, 2024, the Court entered a Scheduling Order With Respect to Notice and Settlement Hearing, which, among other things, set a date of April 9, 2024 to consider the settlement on the terms set forth in the Stipulation.

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Information about our Executive Officers
Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among our directors and executive officers. The following table provides information regarding our executive officers, including their ages and positions, as of February 29, 2024:

Name	Age	Executive Officers
Laurent Fischer, M.D.	60	President, Chief Executive Officer and Class II Director
Linda Rubinstein	57	Chief Financial Officer
Setareh Seyedkazemi, PharmD	50	Chief Development Officer
Kishor Peter Soparkar	53	Chief Operating Officer

Laurent Fischer, M.D. Dr. Fischer has served as our chief executive officer since June 2020 and our president since June 2021, and served as our interim chief medical officer from October 2021 to February 2022. Prior to that, Dr. Fischer served as senior vice president, head of the liver therapeutic area at Allergan PLC, a global pharmaceutical company, from November 2016 to June 2020, in which role he was responsible for the Liver Therapeutic R&D pipeline. Dr. Fischer served as chief executive officer of Tobira Therapeutics, a clinical-stage biopharmaceutical company from 2013 until Allergan acquired Tobira Therapeutics in November 2016, in which role he was responsible for taking the company public, completing the first study in NASH demonstrating an anti-fibrotic effect and selling the company to Allergan. Prior to Tobira, he served as chairman and chief executive officer of Jennerex, Inc., until its acquisition by SillaJen Biotherapeutics, Inc. Prior to Jennerex, he was co-founder, president and chief executive officer of Ocera Therapeutics and president and chief executive officer of Auxeris Therapeutics, Inc. Dr. Fischer serves on the board of directors at Mirum Pharmaceuticals, Inc. Dr. Fischer also serves as the chairman of the board of directors of Teal Omics and on the board of directors of Lycia Therapeutics, privately held companies. Dr. Fischer previously served as chairman of the board of directors of CTI Biopharma. Over the span of his career, Dr. Fischer has held roles of increasing responsibility at several companies, including, RXCentric, Inc. (now part of Allscripts Healthcare Solutions, Inc.), MedVantx Inc., Dupont Pharmaceuticals, Dupont-Merck and F. Hoffmann-La Roche. Dr. Fischer received a undergraduate degree from the University of Geneva and his medical degree from the Geneva Medical School, Switzerland. Dr. Fischer’s experience as an executive in the pharmaceutical industry, knowledge of biopharmaceuticals, and his service as our Chief Executive Officer were the primary qualifications that led the Board to conclude that he should serve on our Board.
Linda Rubinstein Ms. Rubinstein has served as our chief financial officer since December 2022. Since September 2010, Ms. Rubinstein has served as partner at FLG Partners, LLC, a chief financial officer and board advisory services firm, where she assists clients with strategic planning, executes financing transactions, creates business plans and develops corporate and investor positioning. During the previous five years, Ms. Rubinstein has served as consulting chief financial officer or financial advisor to multiple biotechnology companies, including Alector, Apexigen, ArmaGen, Five Prime Therapeutics, Kezar Life Sciences, Medikine, RenovoRx and Sublimity Therapeutics. Ms. Rubinstein received a B.A. and a M.A. from University of California, Los Angeles.
Setareh Seyedkazemi, PharmD Dr. Seyedkazemi has served as our chief development officer since January 2022. Prior to that, Dr. Seyedkazemi served as vice president, portfolio management for research and development at Pliant Therapeutics from October 2020 to December 2021. From May 2018 to October 2020, Dr. Seyedkazemi served as associate vice president clinical development and from November 2016 to April 2018 as executive director clinical development at Allergan (acquired by AbbVie in May 2020). While at Allergan, Dr. Seyedkazemi served in roles of increasing responsible for clinical and global program leadership for the development of cenicriviroc for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis (NASH). Dr. Seyedkazemi has more than 18 years of pharmaceutical industry experience in corporate leadership, global drug development program leadership, clinical development and operations, global and U.S. medical affairs, and program management across multiple therapeutics areas, including fibrosis, NASH, hepatitis C and HIV at Pliant Therapeutics, Allergan (acquired by AbbVie in May 2020), Tobira Therapeutics (acquired by Allergan in November 2016), Gilead Sciences, Johnson & Johnson and Abbott Laboratories, preceded by seven years in HIV clinical care and research. Dr. Seyedkazemi received a B.S. in Biology from Florida Atlantic University and a Doctor of Pharmacy from Nova Southeastern University, where she also completed a HIV/Infectious Disease residency.
Kishor Peter Soparkar Mr. Soparkar has served as our chief operating officer since June 2021 and our chief legal officer from October 2019 to December 2022. Mr. Soparkar was previously chief legal officer, corporate secretary, head of human resources and head of compliance at Counsyl, Inc. from July 2016 to September 2018, where he led support for the company’s legal and human resources needs, debt and equity financings, investor interactions, IPO preparations and acquisition by Myriad Genetics, Inc. From November 2006 to July 2016, Mr. Soparkar served in several roles, most recently as Vice President, Associate General Counsel, at Jazz Pharmaceuticals plc, where he led the legal team’s support of company operations and other business matters, including delivering on numerous debt and equity financings and four landmark transactions. Prior to Jazz Pharmaceuticals, Mr. Soparkar worked at Latham & Watkins in London and San Francisco, with a practice spanning international and domestic markets, as well as private and public transactions. He received a J.D. from New York University School of Law and a B.A. in economics and politics from Oberlin College.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Capital Market under the symbol “ADVM”.
Holders of Record
As of March 8, 2024, we had approximately 37 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of December 31, 2023, we had an accumulated deficit of $919.8 million. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
While we may in the future generate revenue from a variety of sources, including license fees, milestone, research and development and royalty payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved and commercialized, to date we have not generated any revenue from product sales.
We currently have no operational clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are currently contracted out to third parties. Additionally, we use third-party contract research organizations (“CROs”) to carry out our clinical development and certain nonclinical development, and we do not have a sales organization.
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
As of December 31, 2023, we had $96.5 million in cash, cash equivalents and short-term investments. On February 7, 2024, we completed a private placement of 105,730,057 shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 750,000 shares of common stock to certain institutional and accredited investors and directors for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses. We believe that our cash, cash equivalents and short-term investments are sufficient to fund our planned operations into late 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part I, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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
2022 Restructuring
In July 2022, we implemented a restructuring of operations, including reductions in both headcount and expenses, to prioritize our clinical development of Ixo-vec and focus our pipeline strategy on certain highly prevalent ocular diseases, which included a reduction in our workforce by approximately 37%. The restructuring was completed in the fourth quarter of 2022.
Other Income, Net
Other income, net primarily comprises interest income on our cash equivalents and investments in marketable securities.
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
Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in our reporting changes in estimates in any particular period. Due to the nature of these estimates, we cannot assure you that we will not materially adjust our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activities. For the years ended December 31, 2023 and 2022, there were no material changes from our estimates of accrued research and development expenses.
Leases
For our long-term operating leases, we recognize a right-of-use asset and a lease liability on our consolidated balance sheets. We determine if an arrangement contains a lease and the classification of the lease at inception. An arrangement contains a lease if there is an identified asset and if we control the use of the identified asset throughout the period of use. The evaluation of whether the lease is an operating or a finance lease requires judgments in determining the fair value of the leased asset. The lease liability is determined as the present value of future lease payments reduced by lease incentives, if any, using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date or modification date, as applicable. In order to determine the incremental borrowing rate, we determine our credit rating, adjust the credit rating for the nature of the collateral, and benchmark the borrowing rate against observable yields on comparable securities with a similar term. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. We base the right-of-use lease asset on the lease liability adjusted for any prepaid or deferred rent. We elected to combine lease and non-lease components for all underlying assets groups. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For short term leases, we do not recognize a right-of-use asset and lease liability and recognize the lease expense over the term of the lease on a straight-line basis.
Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.
Sublease income for operating leases is classified as a reduction of rent expense in operating expenses. The difference between sublease income recorded and cash received from the subtenant accrues as a deferred rent receivable. During the year ended December 31, 2022, management reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. Management assessed the collectability to be less than probable and we recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment to sublease income, resulting in an increase in general and administrative expenses during the year ended December 31, 2022. Deferred rent receivable was zero as of December 31, 2023 and 2022.
Results of Operations
Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Years ended December 31,		Increase/ (Decrease)
	2023	2022
	(In thousands)
License revenue	$3,600	$—	$3,600
Operating expenses:
Research and development	77,676	99,277	(21,601)
General and administrative	49,915	57,858	(7,943)
Total operating expenses	127,591	157,135	(29,544)
Operating loss	(123,991)	(157,135)	33,144
Other income, net	5,748	2,673	3,075
Net loss before income taxes	(118,243)	(154,462)	36,219
Income tax benefit (provision)	1,078	(74)	1,152
Net loss	$(117,165)	$(154,536)	$37,371

License Revenue
The $3.6 million of license revenue for the year ended December 31, 2023 was primarily related to a milestone payment received from Lexeo Therapeutics, Inc.(“Lexeo”) pursuant to a license agreement we had entered into with Lexeo in January 2021, pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and knowhow associated with our Friedreich’s Ataxia program.
Research and Development Expense
Research and development expense decreased by $21.6 million to $77.7 million for the year ended December 31, 2023 from $99.3 million for the year ended December 31, 2022. This overall decrease was primarily related to a decrease of $13.0 million in personnel-associated costs due to a lower headcount following the restructuring in the prior year, a decrease of $6.5 million in other programs due to prioritization of lead product candidate Ixo-vec, and a decrease of $3.8 million in Ixo-vec due to completion of two of the trials. The decreases were partially offset by a $1.8 million increase in facilities expenses driven by lease modifications.
The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Years ended December 31,		Increase/ (Decrease)
	2023	2022
	(In thousands)
Direct research and development expenses
Ixo-vec	$23,256	$27,101	$(3,845)
Other programs	2,630	9,158	(6,528)
Indirect research and development expense
Personnel related (including stock-based compensation)	30,906	43,884	(12,978)
Facilities and other unallocated research and development expenses	20,884	19,134	1,750
Total research and development expenses	$77,676	$99,277	$(21,601)
For the periods presented, our research and development activities were attributable to Ixo-vec and our earlier-stage research programs. We expect that research and development expenses will increase in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased by $7.9 million to $49.9 million for the year ended December 31, 2023 from $57.9 million for the year ended December 31, 2022, primarily related to a decrease of $3.2 million in personnel-associated costs driven by lower headcount following the restructuring in the prior year, a $3.2 million decrease in facilities expenses due to adjustment to the sublease income in the prior year, a $1.1 million decrease in insurance costs due to a decrease in premiums in the current year, a $0.7 million decrease in expenses related to consultants and contractors, and a $0.7 million decrease in depreciation expense as we leased fewer buildings in 2023.
We expect that general and administrative expenses will increase in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
Other Income, Net
The increase of $3.1 million in other income, net for the year ended December 31, 2023 as compared to 2022 was primarily due to higher average yields in investments.
Income Tax Benefit (Provision)
We derecognized the liability of $1.1 million for the year ended December 31, 2023 arising from an uncertain tax position related to foreign operations while an income tax provision of $0.1 million was recorded during the year ended December 31, 2022.

Liquidity, Capital Resources and Plan of Operations
We have not generated positive cash flow or net income from operations since our inception and as of December 31, 2023, we had an accumulated deficit of $919.8 million. As of December 31, 2023, we had $96.5 million in cash, cash equivalents and short-term investments. compared to $185.6 million as of December 31, 2022. On February 7, 2024, we completed a private placement of 105,730,057 shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 750,000 shares of common stock to certain institutional and accredited investors and directors for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses. Additionally, we are party to a sales agreement (the “Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may, from time to time, sell up to an aggregate amount of $100.0 million of our common stock through Cowen in an “at-the-market” offering. We are not required to sell shares under the Sales Agreement. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold pursuant to the Sales Agreement. As of March 18, 2024, no sales have been made pursuant to the Sales Agreement. We believe that our existing cash and cash equivalents and short-term investments as of December 31, 2023, as supplemented by the proceeds from the private placement, will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into late 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part I, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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
•the rate of progress and cost of commercialization of our products;
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
•our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•the emergence of competing technologies or other adverse market developments.
If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license other technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years ended December 31,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(90,902)	$(108,091)
Investing activities	96,875	141,720
Financing activities	69	607
Net increase in cash, cash equivalents and restricted cash	$6,042	$34,236
Cash Used in Operating Activities
During the year ended December 31, 2023, net cash used in operating activities was $90.9 million, primarily as a result of net loss of $117.2 million due to the continued activities developing our product candidates, partially offset by $34.6 million of non-cash charges mainly related to $17.6 million of stock-based compensation expense, $13.0 million of non-cash lease expense, $5.6 million of depreciation and amortization expenses, and $8.3 million of net decrease in cash from changes in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
During the year ended December 31, 2022, net cash used in operating activities was $108.1 million, primarily as a result of net loss of $154.5 million due to the continued activities developing our product candidates, partially offset by $30.6 million of non-cash charges mainly related to $20.1 million of stock-based compensation expense, $6.5 million of depreciation and amortization expenses, and $4.0 million of non-cash lease expense, and $15.8 million of net increase in cash from changes in operating assets and liabilities, resulting primarily from $13.6 million in changes of lease liabilities and $2.2 million due to timing of expenses and payments.
Cash Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2023 consisted of $97.7 million of net maturities of marketable securities, partially offset by $0.8 million of purchases of property and equipment primarily related to facilities.
Net cash provided by investing activities for the year ended December 31, 2022 consisted of $153.5 million of net maturities of marketable securities, partially offset by $11.8 million of purchases of property and equipment primarily related to the new facilities.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 consisted of $0.5 million in proceeds from employee stock purchase plan, almost entirely offset by $0.4 million in payments for deferred offering costs.
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

Item 8. Financial Statements and Supplementary Data.
ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Adverum Biotechnologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Adverum Biotechnologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
The Company recorded research and development expenses of $77.7 million for the year ended December 31, 2023. As described in Note 2, research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations that conduct certain research and development activities on the Company’s behalf and contract manufacturing organizations in connection with the production of materials for clinical trials.

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

How We Addressed the Matter in Our Audit
To test the completeness and accuracy of the contract research organization and contract manufacturing organization expenses and related accruals, our audit procedures included, among others, confirming with a sample of vendors the progress of activities under research and development contracts at period end, testing a sample of cash disbursements after period end to assess the completeness of the expense recognition, and testing a sample of research and development expenses recorded during the period and evaluating the timing and amount of the expense recognition.

Accounting for operating lease modification
Description of the Matter
As discussed in Note 5 to the consolidated financial statements, the Company’s operating lease right of use assets and operating lease liabilities as of December 31, 2023 totaled $52.3 million and $75.0 million, respectively.

We identified the accounting assessment of the Company’s operating lease modifications as a critical audit matter. A higher degree of auditor judgment was required to assess the accounting for these lease modifications due to the complexity of the transactions.

How We Addressed the Matter in Our Audit	To test the accounting for operating lease modifications, we tested and evaluated, among other things, the lease components in the modified lease contracts, the contract consideration for the lease components and the allocation of contract consideration between lease components. We compared the relevant terms in the underlying modified lease contract to the information in the Company’s lease amortization schedules and recalculated the Company's operating lease right-of-use assets and operating lease liabilities for the modified leases based on the modified lease contracts.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
San Francisco, California
March 18, 2024

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$75,000	$68,431
Short-term investments	21,526	117,158
Prepaid expenses and other current assets	6,247	5,006
Total current assets	102,773	190,595
Operating lease right-of-use assets	52,266	78,934
Property and equipment, net	14,764	34,927
Restricted cash	1,976	2,503
Deposit and other long-term assets	1,231	1,413
Total assets	$173,010	$308,372
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,921	$2,238
Accrued expenses and other current liabilities	12,584	16,767
Lease liability, current portion	10,409	13,241
Total current liabilities	24,914	32,246
Long-term liabilities:
Lease liability, net of current portion	64,627	93,561
Other non-current liabilities	—	1,047
Total liabilities	89,541	126,854
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000 shares authorized at December 31, 2023: 101,433 and 100,117 shares issued and outstanding at December 31, 2023 and 2022, respectively	10	10
Additional paid-in capital	1,003,709	985,651
Accumulated other comprehensive loss	(473)	(1,531)
Accumulated deficit	(919,777)	(802,612)
Total stockholders’ equity	83,469	181,518
Total liabilities and stockholders’ equity	$173,010	$308,372
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years ended December 31,
	2023	2022
License revenue	$3,600	$—
Operating expenses:
Research and development	77,676	99,277
General and administrative	49,915	57,858
Total operating expenses	127,591	157,135
Operating loss	(123,991)	(157,135)
Other income, net	5,748	2,673
Net loss before income taxes	(118,243)	(154,462)
Income tax benefit (provision)	1,078	(74)
Net loss	$(117,165)	$(154,536)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	1,057	(788)
Foreign currency translation adjustment	1	(29)
Comprehensive loss	$(116,107)	$(155,353)
Net loss per share - basic and diluted	$(1.16)	$(1.56)
Weighted-average common shares outstanding - basic and diluted	100,824	99,251
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	98,381	$10	$964,965	$(714)	$(648,076)	$316,185
Stock-based compensation expense	—	—	20,079	—	—	20,079
Common stock issued upon exercise of stock options	15	—	3	—	—	3
Common stock issued under employee stock purchase plan	886	—	604	—	—	604
Common stock issued upon release of restricted stock units	835	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(788)	—	(788)
Foreign currency translation adjustments	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(154,536)	(154,536)
Balance at December 31, 2022	100,117	10	985,651	(1,531)	(802,612)	181,518
Stock-based compensation expense	—	—	17,569	—	—	17,569
Common stock issued upon exercise of stock options	1	—	1	—	—	1
Common stock issued under employee stock purchase plan	824	—	488	—	—	488
Common stock issued upon release of restricted stock units	491	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	1,057	—	1,057
Foreign currency translation adjustments	—	—	—	1	—	1
Net loss	—	—	—	—	(117,165)	(117,165)
Balance at December 31, 2023	101,433	$10	$1,003,709	$(473)	$(919,777)	$83,469
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(117,165)	$(154,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,644	6,528
Stock-based compensation expense	17,569	20,079
Net accretion of discount on marketable securities, net	(1,935)	(880)
Non-cash lease expense	13,027	4,040
Loss on disposal of property and equipment	50	122
Impairment of long-lived assets	224	2,124
Other	1	(1,417)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	298	1,653
Deposit and other long-term assets and deferred rent receivable	182	(394)
Accounts payable	(369)	845
Accrued expenses and other liabilities	(5,206)	138
Lease liability	(3,222)	13,607
Net cash used in operating activities	(90,902)	(108,091)
Cash flows from investing activities:
Purchases of marketable securities	(36,718)	(104,363)
Maturities of marketable securities	134,401	257,899
Purchases of property and equipment	(808)	(11,816)
Net cash provided by investing activities	96,875	141,720
Cash flows from financing activities:
Payment of deferred offering costs	(420)	—
Proceeds from issuance of common stock pursuant to option exercises	1	3
Proceeds from employee stock purchase plan	488	604
Net cash provided by financing activities	69	607
Net increase in cash, cash equivalents and restricted cash	6,042	34,236
Cash, cash equivalents and restricted cash at beginning of period	70,934	36,698
Cash, cash equivalents and restricted cash at end of period	$76,976	$70,934
Cash and cash equivalents	$75,000	$68,431
Restricted cash	1,976	2,503
Cash, cash equivalents and restricted cash at end of period	$76,976	$70,934
Supplemental schedule of noncash investing information
Non-cash settlement of operating lease liability	$14,903	$—
Remeasurement of operating lease right-of-use assets and liabilities	$13,711	$2,842
Fixed assets in accounts payable and current liabilities	$91	$64
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
1. Description of the Business
Nature of the Business—Adverum Biotechnologies, Inc. (the “Company” or “Adverum”) was incorporated in Delaware on July 17, 2006 and is headquartered in Redwood City, California. The Company aims to establish gene therapy as a new standard of care for highly prevalent ocular diseases. The Company develops gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein.
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $919.8 million as of December 31, 2023. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of December 31, 2023, the Company had cash, cash equivalents and short-term investments of $96.5 million, which the Company believes will be sufficient to fund its operations into late 2025.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgements are inherently uncertain, and the actual results could differ from these estimates
Foreign Currency—Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity is removed from the separate component of equity and reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Income and expense accounts are translated at average exchange rates for the period. Transactions which are not in the functional currency of the entity are remeasured into the functional currency and gains or losses resulting from the remeasurement recorded in other income, net.
Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks, money market accounts and highly liquid debt securities. Cash equivalents are stated at fair value.
Restricted Cash—Restricted cash primarily consists of cash collateral to letter of credit provided to the landlord in relation to a lease agreement. See Note 5, Leases for additional information.
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

The Company assesses available-for-sale debt securities on a quarterly basis to see whether any unrealized loss is due to credit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, changes in interest rates, and any other adverse factors related to the security. If it is determined that a credit-related impairment exists, the Company will measure the credit loss based on a discounted cash flow model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income, net in the Company’s consolidated statement of operations. The unrealized loss position that is not credit-related is recorded, net of any related tax effects, in other comprehensive income until realized. There were no credit-related losses recognized for the periods presented.
Accrued Interest Receivable—Accrued interest receivable related to the Company’s available-for-sale debt securities is presented within prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company has elected to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its available-for-sale debt securities.
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
Impairment of Long-Lived Assets—Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there is an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss The Company recorded within research and development expense in the consolidated statements of operations and comprehensive loss impairment charges of $0.2 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively. See Note 3, Balance Sheet Components for additional information.

Leases — For long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on the Company's consolidated balance sheets. The Company determines if an arrangement contains a lease and the classification of the lease at inception. An arrangement contains a lease if there is an identified asset and if the Company controls the use of the identified asset throughout the period of use. The lease liability is determined as the present value of future lease payments reduced by lease incentives, if any, using an estimated rate of interest that it would pay to borrow equivalent funds on a collateralized basis at the lease commencement date or modification date, as applicable. In order to determine the incremental borrowing rate, the Company determines its credit rating, adjusts the credit rating for the nature of the collateral, and benchmarks the borrowing rate against observable yields on comparable securities with a similar term. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. It bases the ROU asset on the lease liability adjusted for any prepaid or deferred rent. The Company elected to combine lease and non-lease components for all underlying assets groups. The Company determines the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For short term leases, the Company does not recognize a right-of-use asset and lease liability and recognizes the lease expense over the term of the lease on a straight-line basis.
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
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Research and Development Expenses—Research and development expenses are charged to expense as incurred. Research and development expenses include primarily personnel-related costs, stock-based compensation expense, laboratory supplies, consulting costs, external contract research and development expenses, including expenses incurred under agreements with contract research organizations (“CROs”), the cost of acquiring, developing and manufacturing clinical trial materials, and overhead expenses, such as rent, equipment depreciation, insurance and utilities. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.
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
Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of the Company’s financial instruments, including cash equivalents approximate their fair values due to their short-term maturities. See Note 3, Fair Value Measurements for the methodologies and assumptions used in valuing financial instruments.

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
Income Taxes—The Company accounts for income taxes using the asset and liability method. The Company records deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance on its deferred tax assets.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained upon examination. Interest and penalties related to unrecognized tax liabilities are included within the provision for income tax.
Comprehensive Loss—Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss consists of foreign currency translation adjustments and unrealized gain or loss on marketable securities.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) and also issued subsequent amendments to the initial guidance. The standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. Topic 326 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach. The adoption of ASU 2016-13 had no significant impact on the Company’s consolidated financial statements.

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
The fair value of Level 1 securities is determined using quoted prices in active markets for identical assets. Level 1 securities consist of highly liquid money market funds. Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. government and agency securities, commercial paper and corporate bonds are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.
The following is a summary of the Company’s cash equivalents and short-term investments (in thousands):

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1
Money market funds	$10,204	$—	$—	$10,204
Level 2
Commercial paper	64,693	—	(35)	64,658
U.S. government and agency securities	17,616	4	(17)	17,603
Total cash equivalents and short-term investments	92,513	4	(52)	92,465
Less: Cash equivalents	(70,972)	—	33	(70,939)
Total short-term investments	$21,541	$4	$(19)	$21,526

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1
Money market funds	$10,235	$—	$—	$10,235
Level 2
U.S. government and agency securities	59,487	—	(824)	58,663
Commercial paper	102,722	—	(246)	102,476
Corporate bonds	2,059	—	(35)	2,024
Total cash equivalents and short-term investments	174,503	—	(1,105)	173,398
Less: Cash equivalents	(56,256)	—	16	(56,240)
Total short-term investments	$118,247	$—	$(1,089)	$117,158

As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company’s consolidated balance sheets. As of December 31, 2023, all marketable securities had a remaining maturity of less than one year. The Company held 19 debt securities in an unrealized loss position with an aggregate fair value at December 31, 2023 of $71.3 million. These are highly liquid funds with high credit ratings with final maturity of less than one year from the balance sheet date. There were no individual securities that were in a significant unrealized loss position as of December 31, 2023 and 2022. The Company has not recorded an allowance for credit losses as of December 31, 2023 and 2022 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at December 31, 2023 or 2022. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company has not recorded any impairment charges on available-for-sale securities.
During the years ended December 31, 2023 and 2022, the Company performed an impairment test to measure certain laboratory equipment at fair value. The assets are measured at fair value using Level 3 inputs on a non-recurring basis as a result of the occurrence of certain triggering events indicating the carrying value of the assets may not be recoverable.
The analysis was based on a market price in a secondary market place for similar laboratory equipment. The fair value of the assets was lower than the carrying value and as such impairment charges of $0.2 million and $2.1 million were recognized for the years ended December 31, 2023 and 2022, respectively. The assets indicated as impaired were written down to their estimated fair value.
The fair value of the assets was nil and $0.2 million at December 31, 2023 and 2022.
4. Revenue
Lexeo
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
In February 2023, Lexeo notified the Company that it had achieved the first development milestone; accordingly, the Company received and recognized $3.5 million of license revenue during the year ended December 31, 2023.
5. Leases
Redwood City
The Company has a lease for a facility in Redwood City, which provided a total of tenant improvement allowances of $6.8 million. Related to this lease, the Company provided the landlord with a letter of credit in the amount of $2.7 million. The Redwood City lease expires in December 2031, with an option to extend for a period of eight years.
Prior to September 30, 2023, the Company had two facility leases in Redwood City with the same landlord (the “Redwood City Premises”). In March 2023, the Company entered into an amendment to accelerate the lease expiration of one of its Redwood City Premises from December 31, 2031 to September 30, 2023. Concurrently, the Company entered into an agreement to increase the tenant improvement allowance towards the second of its Redwood City Premises. The Company accounted for this amendment as a lease modification in accordance with ASC 842-10-25-11(d). As a result of the modification the Company revalued the lease liability based on the new and remaining lease terms, which resulted in a reduction to the lease liability with a corresponding reduction of the right-of-use asset of $8.3 million. The estimated value of non-cash consideration, composed primarily of leasehold improvements and furniture and fixtures, was $14.9 million, which was fully amortized as of September 30, 2023. There was no charge recognized in the consolidated statement of operations. In October 2023, the Company entered into an amendment to the letter of credit which reduced the amount to $1.9 million, which is classified as restricted cash under long-term assets on the Company's consolidated balance sheets.

North Carolina
On January 8, 2021, the Company entered into an operating lease agreement for a building in North Carolina (“NC Premises”). The lease commenced in April 2021, when the Company obtained control of the NC Premises, and the lease term expires in October 2037 with two options to extend the lease term for a period of five years each.
On October 26, 2021, the Company entered into a sublease agreement with a subtenant for the NC Premises through October 2037, the remainder of the lease term, and concurrently changed the lease payment terms of the head lease. In addition, the remainder of the tenant improvement allowance under the original lease of approximately $22.7 million was transferred to the subtenant. This change in the Company’s payment terms with the landlord at the time of the sublease was considered to be a lease modification and the Company remeasured the lease liability and right-of-use asset on the modification date, with no amounts recognized in the consolidated statement of operations. The base annual rental rates, payment schedules and amounts under the sublease agreement are substantially the same as the original payment terms by Adverum to the landlord.
On April 3, 2023, the Company entered into an amendment of the lease of its NC Premises with the landlord and subtenant. Under this amendment, the parties agreed to substantially reduce the total tenant improvement allowance in exchange for lower monthly rent. The Company accounted for this amendment as a lease modification in accordance with ASC 842-10-25-11(d). The Company remeasured the lease liability, resulting in a reduction to the lease liability with a corresponding reduction of the right-of-use asset of $5.7 million in the quarter ended June 30, 2023. There was no charge recognized in the consolidated statement of operations.
During the year ended December 31, 2022, management reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. Management assessed the collectability to be less than probable and the Company recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment to sublease income, resulting in an increase in general and administrative expenses during the year ended December 31, 2022. The deferred rent receivable was zero as of December 31, 2023 and 2022.
As of December 31, 2023, the weighted-average remaining lease term was 11.6 years for the Company's leases and the weighted-average Incremental Borrowing Rate (“IBR”) was 11.7%. As of December 31, 2022, the weighted-average remaining lease term was 10.2 years for the Company's leases and the weighted-average IBR was 9.9%.
The following table summarizes the undiscounted future non-cancellable lease payments under the lease agreements as of December 31, 2023 (in thousands):

December 31,	Operating Leases	Sublease Payment Receivable

2024	$11,086	$5,248
2025	11,448	5,405
2026	11,821	5,568
2027	12,207	5,735
2028	12,606	5,907
Thereafter	82,047	60,509
Total undiscounted lease payments	$141,215	$88,372
Less: Imputed Interest	(66,179)
Total	$75,036
Rent expense for the years ended December 31, 2023, and 2022 was $25.3 million and $17.2 million, respectively. Included in rent expense for the years ended December 31, 2023, and 2022 were variable lease costs for utilities, parking, maintenance, and real estate taxes of $2.4 million and $2.3 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2023 and 2022 was $12.8 million and $6.0 million, respectively. Sublease income was $5.3 million and $(0.3) million for the years ended December 31, 2023 and 2022, respectively, which was classified in general and administrative expense.

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Laboratory equipment	$14,638	$14,382
Leasehold improvements	13,586	34,336
Computer equipment and software	868	1,325
Furniture and fixtures	—	868
Construction in progress	184	1,010
Total property and equipment	29,276	51,921
Less accumulated depreciation and amortization	(14,512)	(16,994)
Property and equipment, net	$14,764	$34,927
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
	(In thousands)
Employee compensation	$8,040	$8,710
Accrued nonclinical, clinical and process development costs	3,367	6,854
Accrued professional fees	351	532
State income tax payable	101	254
Other	725	417
Total accrued expenses and other current liabilities	$12,584	$16,767
7. Commitments and Contingencies
License Agreements
The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. During the year ended December 31, 2023, the Company recognized $3.5 million of license revenue during the year ended December 31, 2023 for the first development milestone in the Lexeo License Agreement. See Note 4, Revenue, for additional information. No milestones were achieved during the year ended December 31, 2022 related to any of the Company's agreements. Because achievement of these milestones is not fixed and determinable, such amounts have not been included on the Company’s consolidated statements of operations and comprehensive loss.
Legal Proceedings
On November 22, 2022, Lyudmila Pazyuk (“Plaintiff”) filed a derivative complaint (Pazyuk v. Machado et al. C.A. No. 2022-1062-MTZ) (the “Action”) in the Delaware Court of Chancery (the “Court”) on behalf of Adverum against Adverum’s nine current directors and four former directors (the “Individual Defendants”). The Action asserts claims against the Individual Defendants for allegedly awarding the Directors excessive compensation. The Individual Defendants have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Action. Nonetheless, solely to eliminate the uncertainty, distraction, disruption, burden, risk and expense of further litigation, the Individual Defendants entered into a Stipulation and Agreement of Settlement, Compromise and Release (the “Stipulation”) on January 24, 2024. Pursuant to the terms of the Stipulation, the Defendants have agreed to implement and maintain certain changes to Adverum’s director compensation policies and practices. If approved by the Court, Adverum will also be responsible for the payment of the plaintiff’s attorneys’ fees of up to $0.6 million. The proposed settlement, as set forth in the Stipulation, is subject to final approval by the Court. If approved, the proposed settlement will (i) fully resolve the Action by dismissing all asserted claims with prejudice and (ii) release all claims related to the allegations in the Action. On January 31, 2024, the Court entered a

Scheduling Order With Respect to Notice and Settlement Hearing, which, among other things, set a date of April 9, 2024 to consider the settlement on the terms set forth in the Stipulation.
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
In October 2017, the Company adopted the 2017 Inducement Plan (the “Inducement Plan”). The Company reserved 600,000 shares for issuance pursuant to stock options and RSUs under the Inducement Plan. The only persons eligible to receive grants of stock options and RSUs under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance, that is, generally, a person not previously an employee or director of Adverum, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with Adverum.
The 2006 Plan, 2014 Plan and Inducement Plan are referred to collectively as the Plans. As of December 31, 2023, a total of 41,905,487 shares of common stock were reserved for issuance and 3,158,755 shares were available for future grants under the Plans.
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
The following table summarizes stock option activity under the Company’s stock plans and related information:

(In thousands, except exercise prices and years)	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2022	19,320	$3.38	8.0	$29
Granted	6,179	1.05
Exercised	(1)	1.29
Canceled/forfeited	(2,470)	2.46
Balance at December 31, 2023	23,028	$4.87	7.2	$99
Vested and expected to vest as of December 31, 2023	23,028	$4.87	7.2	$99
Exercisable at December 31, 2023	10,352	$8.42	5.9	$48
(a)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the closing price of the Company’s common stock as quoted on a national exchange.
The total intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was not material.

Options granted during the year ended December 31, 2022 included 2.5 million shares of performance-based stock options with both performance and service vesting conditions. No performance-based stock options were granted in the year ended December 31, 2023.
The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options		Employee Stock Purchase Plan
	Years ended December 31,		Years ended December 31,
	2023	2022	2023	2022
Expected volatility	90%	89%	78%	77%
Expected term (in years)	6.0	6.0	1.3	1.2
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.2%	2.6%	5.0%	3.0%
The weighted-average fair values of options granted during the years ended December 31, 2023 and 2022 were $0.80 and $0.93, respectively.
As of December 31, 2023, there was $16.1 million of unrecognized stock-based compensation expense related to stock options that was expected to be recognized over a weighted-average period of 2.3 years.
RSUs
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a 2–4 year period.
The following table summarizes the RSU activity under the Company’s stock plans and related information:

(In thousands, except grant date fair value and years)	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Balance at December 31, 2022	1,693	2.90	1.2
Granted	560	0.77
Vested and released	(491)	3.14
Forfeited	(219)	2.07
Balance at December 31, 2023	1,543	$2.17	1.4
RSUs granted during the year ended December 31, 2022 include 0.4 million shares of PSUs with both performance and service vesting conditions. No PSUs were granted in the year ended December 31, 2023.
During the years ended December 31, 2023 and 2022, total fair value of RSUs vested was $1.5 million and $2.8 million, respectively. The number of RSUs vested includes shares of common stock that the Company withheld on behalf of employees or sold to cover to satisfy the minimum statutory tax withholding requirements. As of December 31, 2023, there was $1.0 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.4 years.
ESPP
In July 2014, the Company approved the establishment of the 2014 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 208,833 shares of its common stock for issuance and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of the Company’s common stock shares outstanding as of such date or a number of shares as determined by the Company’s board of directors. During the year ended December 31, 2023, 824,223 shares were issued under the ESPP. As of December 31, 2023, a total of 6,219,258 shares of common stock were available for future issuance under the ESPP. As of December 31, 2023, there was $0.1 million of unrecognized compensation cost related to the ESPP.

Stock-Based Compensation Recognized in the Consolidated Statements of Operations and Comprehensive Loss
The following table presents the Company’s stock-based compensation expense:

	Years ended December 31,
	2023	2022
	(In thousands)
Research and development	$4,969	$7,108
General and administrative	12,600	12,971
Total share-based compensation expense	$17,569	$20,079
9. 401(k) Savings Plan
The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The amount of contributions that the Company made to the 401(k) Plan during the years ended December 31, 2023 and 2022 was $0.9 million and $1.1 million, respectively.
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
11. Income Taxes
The following table presents domestic and foreign components of loss before provision for income taxes:

	Years ended December 31,
	2023	2022
	(In thousands)
U.S.	$(118,089)	$(154,002)
Foreign	(154)	(460)
Loss before income taxes	$(118,243)	$(154,462)

The components of the Company’s income tax (benefit) provision were as follows:

	Years ended December 31,
	2023	2022
	(In thousands)
Current:
Foreign	$(1,078)	$74
Total current tax (benefit) provision	(1,078)	74
Deferred
Foreign	—	—
Total deferred tax provision	—	—
Total income tax (benefit) provision	$(1,078)	$74
The income tax provision for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

	Years ended December 31,
	2023	2022
	(In thousands)
Federal income tax benefit at statutory rate	$(24,831)	$(32,437)
Stock compensation	6,001	3,414
Non-deductible expenses	21	52
Research and development tax credits	(1,810)	(2,529)
Change in valuation allowance	18,479	31,542
Foreign rate differential	(14)	(46)
Impact of internal reorganization	1,323	103
Uncertain tax positions	(1,078)	—
Other	831	(25)
Total tax (benefit) provision	$(1,078)	$74

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities:

	As of December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$127,961	$111,709
Accruals, reserve and other	1,760	2,053
Tax credit carryforwards	24,702	21,439
Stock-based compensation	7,305	10,705
Property and equipment	—	279
Intangibles	11	1,562
Lease obligation	17,708	26,241
Capital losses	9,850	9,850
Section 174 R&D capitalization	29,455	23,697
Total deferred tax assets before valuation allowance	218,752	207,535
Valuation allowance	(205,103)	(188,141)
Total deferred tax assets	13,649	19,394

Deferred tax liabilities:
Right-of-use assets	(12,335)	(19,394)
Property and equipment	(1,314)	—

Total deferred tax liabilities	$(13,649)	$(19,394)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased approximately $17.0 million and $39.7 million during the years ended December 31, 2023 and 2022, respectively mainly driven by net operating losses (“NOLs”).
As of December 31, 2023, the Company had U.S. federal NOLs carryforwards of approximately $493.0 million to offset any future federal income. Approximately $57.3 million of NOLs expire at various years beginning with 2036. As of December 31, 2023, the Company also had U.S. state NOL carryforwards of approximately $300.8 million to offset any future state income. U.S. state NOLs expire at various years beginning with 2037. At December 31, 2023, the Company also had approximately $49.3 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.
As of December 31, 2023, the Company had federal research and development tax credit carryforwards of approximately $20.3 million available to reduce future tax liabilities which expire at various years beginning with 2036. As of December 31, 2023, the Company had state credit carryforwards of approximately $17.6 million available to reduce future tax liabilities which do not expire.
Effective January 1, 2022, the Tax Cuts and Jobs Act (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets related to capitalized research expenses increased to $29.5 million, net of amortization on research expenses capitalized as of December 31, 2023.

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
The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal, state and foreign income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2022. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.
The Company has total unrecognized tax benefits as of December 31, 2023 and 2022 of approximately $24.6 million and $24.7 million, respectively. If the unrecognized tax benefits for uncertain tax positions as of December 31, 2023, is recognized, there will be no impact to the effective tax rate as the tax benefit would increase the net deferred tax assets, which is currently offset with a full valuation allowance. A reconciliation of the unrecognized tax benefits is as follows:

	Years ended December 31,
	2023	2022
	(In thousands)
Unrecognized tax benefits as of the beginning of the year	$24,745	$21,944
Increase related to tax positions taken during the prior year	43	274
Increase related to tax position take during the current year	3,301	2,527
Decrease related to tax position taken during the current year	(3,475)	—
Unrecognized tax benefits as of the end of the year	$24,614	$24,745
As of December 31, 2023 and 2022, the Company accrued interest and penalties related to uncertain tax positions of nil and $0.3 million, respectively. There are no ongoing examinations by taxing authorities at this time.
12. Net Loss per Share
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
	(In thousands)
Stock options	23,028	19,320
Restricted stock units	1,543	1,693
ESPP	169	307
	24,740	21,320
13. Subsequent Events
Private Placement
On February 5, 2024, the Company entered into a securities purchase agreement, pursuant to which the Company sold 105,500,057 shares of its common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 750,000 shares of common stock (the “Pre-Funded Warrants”) to certain institutional and accredited investors in a private placement (the “Private Placement”). The purchase price per share is $1.20, or $1.1999 per Pre-Funded Warrant, which represents the purchase price per share minus the $0.0001 per share exercise price of each Pre-Funded Warrant.
Concurrently with the Private Placement, the Company also entered into a securities purchase agreement with two directors of the Company. The Company issued and sold 230,000 shares at $1.35, on otherwise substantially the same terms as those set forth in the Securities Purchase Agreement.
At the close of the Private Placement on February 7, 2024, the Company received total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses.

Reverse Stock Split
On June 9, 2023 and March 8, 2024, the Company’s stockholders and Board of Directors, respectively, approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of all outstanding shares of the Company's common stock (the “Reverse Stock Split”). Such amendment will not change the par value per share or the number of authorized shares of common stock. No fractional shares shall be issued as a result of the Reverse Stock Split, and holders of such fractional shares shall be paid a sum in cash equal to such fraction multiplied by the closing sales price of the Company’s common stock as reported on the Nasdaq Capital Market on the last business day before the date the certificate of amendment is filed with the Secretary of State of the State of Delaware, such amount rounded to the nearest whole cent.
The Reverse Stock Split will decrease the number of issued and outstanding shares at the time, in thousands, from approximately 207,549 to approximately 20,755; it will decrease the number of outstanding warrants from 750,000 to 75,000, and will change the exercise price on these warrants from $0.0001 to $0.001.
Trading is expected to begin on a split-adjusted basis on March 21, 2024.
All shares and per share information presented in these consolidated financial statements does not reflect the upcoming stock split. Adjusting for the Reverse Stock Split, the number of issued and outstanding shares as of December 31, 2023, in thousands, will decrease from approximately 101,433 to approximately 10,143. The following unaudited pro forma financial information presents the Company's basic and diluted net loss per share upon effectiveness of the Reverse Stock Split for the periods indicated (in thousands except per share data):

Year ended December 31,
Net loss	$(117,165)
Net loss per share - basic and diluted	$(11.62)
Weighted-average common shares outstanding - basic and diluted	10,082

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Management, including Laurent Fisher, our Chief Executive Officer, and Linda Rubinstein, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year, based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The results of management's assessment were reviewed with the Audit Committee.
Remediation of Prior Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously discussed in Item 9A “Controls and Procedures” of our Annual Report for the period ended December 31, 2022 and Item 4 “Controls and Procedures” of our 2023 Form 10-Q’s, management identified a material weakness related to the accounting evaluation of material non-routine transactions. The material weakness was related to an immaterial non-cash lease accounting error that was identified in previously issued financial statements. While the identified error was not material, we considered the potential magnitude of the error(s) that could arise from the operating deficiency as potentially material. This material weakness did not result in the restatement of prior quarterly or annually filed financial statements.
During 2023, management conducted a remediation plan to address its material weakness, which included increasing the rigor with which management evaluates the accounting of material non-routine transactions by engaging additional outside financial reporting and technical accounting expertise. The material weakness was remediated at December 31, 2023.
Changes in Internal Control over Financial Reporting
Except as noted above with respect to the remediation procedures for the previously identified material weakness, there were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
The names of directors and their ages as of February 29, 2024.

Name	Age	Board Position
Laurent Fischer, M.D.	60	President, Chief Executive Officer and Class II Director
Patrick Machado	60	Chair of the Board, Class II Director
Soo Hong	52	Class I Director
Mark Lupher, Ph.D.	53	Class III Director
C. David Nicholson, Ph.D.	69	Class III Director
Rabia Gurses Ozden, M.D.	56	Class III Director
James Scopa	65	Class II Director
Dawn Svoronos	70	Class I Director
Reed Tuckson, M.D.	73	Class I Director
Scott Whitcup, M.D.	64	Class III Director
A brief biography of each of our directors appears below, except for Dr. Fischer, whose biographical information appears above under “Information about our Executive Officers.”
Patrick Machado Mr. Machado was a co-founder of Medivation, Inc., a biopharmaceutical company, and served as its chief business officer from 2009 to 2014 and as its chief financial officer from 2004 until his retirement in 2014. From 1998 to 2001, Mr. Machado worked with ProDuct Health, Inc., a medical device company, as senior vice president, chief financial officer and earlier as general counsel. Upon ProDuct Health’s acquisition by Cytyc Corporation, a diagnostic and medical device company, he served as a consultant to Cytyc to assist with transitional matters from 2001 to 2002. Earlier in his career, Mr. Machado worked for Morrison & Foerster LLP, an international law firm, and for the Massachusetts Supreme Judicial Court. Mr. Machado currently serves on the boards of directors of Acelyrin, Inc., Arcus Biosciences, Inc., Chimerix, Inc., Turnstone Biologics Corp. and Xenon Pharmaceuticals Inc., and previously served on the boards of directors of Axovant Sciences, Inc., Endocyte, Inc., Inotek Pharmaceuticals Corporation (now Rocket Pharmaceuticals, Inc.), Medivation, Inc., Principia Biopharma Inc., Roivant Sciences Ltd., SCYNEXIS, Inc. and Turning Point Therapeutics, Inc. Mr. Machado has informed the Company that he will be serving on a maximum of five public company boards by no later than June 30, 2024. Mr. Machado received a B.A. in German and a B.S. in Economics from Santa Clara University and a J.D. from Harvard Law School. Mr. Machado has been chosen to serve on our Board due to his extensive experience dealing with the operational and financial issues of biopharmaceutical companies.
Soo Hong Ms. Hong has served as the chief people officer at Sunbit, a financial technology company, since January 2022. At Sunbit, Ms. Hong is responsible for all talent and human resources functions including people services, recruiting, total rewards and compensation, and organizational development. Prior to joining Sunbit, Ms. Hong served as the chief people officer at National Veterinary Associates, an owner and operator of freestanding veterinary hospitals, from May 2019 to December 2021, where she was responsible for the oversight of people services, talent and learning, recruiting, and workplace support. From September 2017 to May 2019, Ms. Hong served as the chief human resources officer at Discovery Land Company, where she was responsible for oversight of a full portfolio of HR capabilities including talent acquisition and development, organizational development, learning, total rewards and HR operation. Prior to that, Ms. Hong served in leadership roles at Tinder, WeWork, Spencer Stuart and Russell Reynolds Associates. As a consultant, Ms. Hong has advised Capital One, Global Hyatt, and Pfizer on organizational, executive recruitment and engagement strategies. Ms. Hong received B.A. in American Studies from Wellesley College and an M.B.A. from The University of Chicago Booth School of Business. Ms. Hong has been chosen to serve on our Board due to her deep expertise in human capital management and executive and leadership development, as well as executive and board compensation design and governance serving rapidly growing organizations during periods of transformation.

Mark Lupher, Ph.D. Dr. Lupher served as vice president of translational pharmacology and preclinical development at Sutro Biopharma, Inc., a publicly traded drug discovery, development and manufacturing company, from February 2016 to March 2020. In June 2013, Dr. Lupher founded VeritasRx Consulting, a consulting firm, and he has served as its president since that time, consulting for venture capital firms and biopharmaceutical companies, including Sutro Biopharma, Inc. from May 2014 to March 2016. Prior to VeritasRx, Dr. Lupher held various roles with Promedior, Inc., where he served as chief scientific officer from June 2010 to June 2013, as senior vice president, discovery research from June 2009 to June 2010 and as vice president, drug discovery from February 2007 to June 2009. Prior to Promedior, Dr. Lupher held various roles with ICOS Corporation from October 1998 to February 2007. Dr. Lupher received a Ph.D. in immunology from Harvard University and a B.S. in microbiology from the University of Washington. Dr. Lupher has been chosen to serve on our Board due to his drug development experience.
C. David Nicholson, Ph.D. Dr. Nicholson served as the executive vice president and chief research and development officer of Allergan plc, a pharmaceutical company, which was acquired by AbbVie Inc. in May 2020, from March 2015 to August 2020. He initially joined Allergan (previously known as Actavis plc and Forest Laboratories, Inc.) as senior vice president, Actavis Global Brands R&D, in August 2014. Prior to Allergan, from March 2012 to July 2014, Dr. Nicholson served on the executive committee of Bayer Crop Science, a pharmaceutical and biotechnology company, as chief technology officer and executive vice president of research and development. Prior to that, from 1988 to 2011, Dr. Nicholson held multiple executive management roles, including senior vice president of licensing and knowledge management at Merck & Co., Inc., senior vice president of global project management and drug safety at Schering-Plough Corporation, and executive vice president of research and development at Organon & Co. Dr. Nicholson currently serves as the non-executive chair of the board of directors Wild Bioscience, a member of the board of directors of Volastra, the lead independent director of Actinium Pharmaceuticals, and an operational partner at Gilde Healthcare. Dr. Nicholson previously served as the non-executive chair of the board of directors of Exscientia plc. Dr. Nicholson received a B.Sc. in Pharmacology from the University of Manchester and a Ph.D. from the University of Wales. Dr. Nicholson has been chosen to serve on our Board due to his extensive pharmaceutical experience and a proven track record in drug development and deep experience in ophthalmology.
Rabia Gurses Ozden, M.D. Dr. Ozden has served as the chief medical officer at Ocular Therapeutix, Inc., a biopharmaceutical company focused on the formulation, development, and commercialization of innovative therapies for diseases and conditions of the eye, since July 2022 and prior to that was Ocular’s senior vice president, clinical development, since January 2021. Dr. Ozden is responsible for leading the clinical development of its current and growing pipeline of indications focusing on the front and back of the eye. Prior to joining Ocular, Dr. Ozden served as the chief development officer at Akouos, Inc., a genetic medicine company, from September 2019 to January 2021, where she was responsible for leading the clinical development of its programs for sensorineural hearing loss. From January 2019 to August 2019, Dr. Ozden served as the chief medical officer of Nightstar Therapeutics plc., a gene therapy company, which was acquired by Biogen in 2019, where she was responsible for leading the clinical development of its programs for the inherited retinal diseases. Prior to Nightstar, from March 2018 to May 2019, Dr. Ozden consulted at Clementia Pharmaceuticals Inc., a biopharmaceutical company, where she was responsible for leading the clinical research and development in its dry eye program. From July 2015 to March 2018, she was the vice president, clinical research and development at Applied Genetic Technologies Corporation, a biotechnology company, responsible for leading the clinical development of its programs for the inherited retinal diseases. Prior to that Dr. Ozden held leadership roles at GlaxoSmithKline, Quark Pharmaceuticals, Bausch & Lomb Pharmaceuticals and Carl Zeiss Meditec AG. Dr. Ozden received her M.D. from Hacettepe University School of Medicine. She completed her ophthalmology residency at Ankara University School of Medicine, and her clinical fellowship in Glaucoma at the New York Eye and Ear Infirmary. Dr. Ozden has been chosen to serve on our Board due to her extensive experience in ophthalmology, clinical development and operations, pharmacovigilance, regulatory affairs and gene therapy.
James Scopa Mr. Scopa served on the investment committee of MPM Capital, a life sciences venture capital firm, and was a managing director in MPM Capital's San Francisco office from 2005 to 2017. Previously, Mr. Scopa spent 18 years advising growth companies in biopharmaceuticals and medical devices at Deutsche Banc/Alex. Brown & Sons and Thomas Weisel Partners. At Deutsche Banc Alex. Brown he served as managing director and Global Co-Head of Healthcare Investment Banking. Mr. Scopa has been a member of the advisory board and the investment advisory committee of OneVentures, an Australian venture capital firm, since July 2017. From January 2017 to June 2018, he was a fellow at Stanford University in the Distinguished Careers Institute. Mr. Scopa currently serves on the boards of directors of Aligos Therapeutics, Inc. and privately held Neuron23, Inc. Mr. Scopa has previously served on the boards of directors of DICE Therapeutics, Inc. (sold to Eli Lilly and Company), Semma Therapeutics, Inc. (sold to Vertex Pharmaceuticals, Inc.), True North Therapeutics, Inc. (sold to Bioverativ Inc.),and iPierian Inc (sold to Bristol Myers Squibb). Mr. Scopa received an A.B. from Harvard College, an M.B.A. from Harvard Business School and a J.D. from Harvard Law School. Mr. Scopa has been chosen to serve on our Board due to his extensive experience as a venture capital investor in the biotechnology and biopharmaceuticals industries, prior experience as an investment banker in those industries, and his service as a director for numerous companies.

Dawn Svoronos Ms. Svoronos has more than 30 years of experience in the biopharmaceutical industry, including extensive commercial work with the multinational pharmaceutical company Merck & Co. Inc., where she held roles of increasing seniority over more than 20 years of service. Prior to her retirement from Merck in 2011, Ms. Svoronos most recently served as president of Merck in Europe/Canada from 2009 to 2011, president of Merck in Canada from 2006 to 2009 and vice president of Merck for Asia Pacific from 2005 to 2006. Ms. Svoronos currently serves as the chair of the board of directors of Theratechnologies Inc. and on the boards of directors of Acelyrin, Inc. and Xenon Pharmaceuticals, Inc. Previously, Ms. Svoronos served on the boards of directors of Endocyte, Inc., Global Blood Therapeutics, Inc., Medivation Inc. and PTC Therapeutics, Inc. Ms. Svoronos also serves on the board of directors of Agnovos Healthcare Company, a privately-held biotechnology company. She received a B.A. in English and French literature from Carleton University in Ottawa, Canada. Ms. Svoronos has been chosen to serve on our Board due to her extensive global biopharmaceutical and commercial leadership experience.
Reed Tuckson, M.D. Dr. Tuckson has served as the managing director of Tuckson Health Connections, a private consulting company since 2013. Previously, he served as the executive vice president and chief of medical affairs of UnitedHealth Group, a managed care company. Dr. Tuckson also served as senior vice president for professional standards of the American Medical Association; president of the Charles R. Drew University of Medicine and Science in Los Angeles, California; senior vice president for programs of the March of Dimes Birth Defects Foundation; and Commissioner of Public Health for the District of Columbia. Dr. Tuckson is the co-founder of the Black Coalition Against COVID and currently serves on the board of directors of Henry Schein, Inc. and is a cofounder of the Coalition For Trust In Health & Science. Dr. Tuckson previously served on the boards of directors of Acasti Pharma, Inc., CTI BioPharma Corp., LifePoint Health, Inc. and Howard University, and was Chair of the Board of Alliance for Health Policy. Dr. Tuckson received a B.S. from Howard University and his M.D. from the Georgetown University School of Medicine. He completed the Hospital of the University of Pennsylvania’s General Internal Medicine Residency and Fellowship programs. Dr. Tuckson has been chosen to serve on our Board due to his experience in multiple facets of the healthcare industry, including extensive healthcare policy expertise, from clinical services administration and medical policies to consumer health engagement.
Scott Whitcup, M.D. Dr. Whitcup is the founder and chief executive officer of two companies focused on developing new therapies in ophthalmology and dermatology, Akrivista LLC and Whitecap Biosciences LLC, positions he has held since October 2015 and November 2015, respectively. He has also served on the clinical faculty at the UCLA Stein Eye Institute since July 2003. Previously, Dr. Whitcup served in a number of positions at Allergan, Inc., most recently as the executive vice president of research and development and chief scientific officer, from April 2009 to March 2015. Earlier in his career, Dr. Whitcup was the clinical director at the National Eye Institute at the National Institutes of Health. He previously served on a number of boards of directors, most recently, Menlo Therapeutics Inc., a biopharmaceutical company, and Nightstar Therapeutics plc, a gene therapy company, and currently serves on the board of directors of Anivive Lifesciences, a private company. Dr. Whitcup received a B.A. from Cornell University and an M.D. from Cornell University Medical College. He completed an internal medicine residency at UCLA and an ophthalmology residency at Harvard University at the Massachusetts Eye and Ear Infirmary. Dr. Whitcup has been chosen to serve on our Board due to his extensive experience in the discovery, development, and commercialization of drug products, his ophthalmologic expertise and his experience serving as a director for public companies.
Audit Committee Members and Financial Expert
The current members of our Audit Committee are Mr. Machado (Chair), Mr. Scopa and Ms. Svoronos. Mr. Machado serves as the chair of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Listing Rules. Our Board has determined that Mr. Machado is an Audit Committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the Nasdaq Listing Rules.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://investors.adverum.com. We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the website address and location specified above. The reference to our website does not constitute incorporation by reference of the information contained at or available through our website.

Delinquent Section 16(a) Reports
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Linda Rubinstein filed one Form 4 reporting a grant of a stock option on August 3, 2023 late (on September 5, 2023) as a result of administrative oversight. In addition, on March 12, 2024, each of Laurent Fischer, Peter Soparkar and Setareh Seyedkazemi filed a Form 4 reporting a performance-based stock option late (achievement of performance conditions certified October 3, 2023) as a result of an administrative oversight.
Item 11. Executive Compensation.
For the year ended December 31, 2023, our Named Executive Officers, or NEOs, were as follows:
•Laurent Fischer, M.D., President and Chief Executive Officer
•Linda Rubinstein, Chief Financial Officer
•Setareh Seyedkazemi, PharmD, Chief Development Officer
•Kishor Peter Soparkar, Chief Operating Officer
Summary Compensation Table
The following table sets forth total compensation earned by our NEOs for the years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Laurent Fischer President and Chief Executive Officer	2023	671,600	—	—	530,193	342,531	2,153	1,546,477
	2022	645,800	—	—	1,929,411	329,358	2,070	2,906,639
	2021	621,000	—	562,134	7,513,275	298,080	2,000	8,996,489
Linda Rubinstein(6) Chief Financial Officer	2023	198,409	—	—	1,360,340	67,721	674,863(5)	2,301,333
	2022	—	—	—	—	—	111,888	111,888
Setareh Seyedkazemi(7) Chief Development Officer	2023	482,969	—	—	142,525	164,209	9,659	799,362
	2022	459,188	170,000	57,668	628,516	196,821	8,563	1,520,756
Kishor Peter Soparkar Chief Operating Officer	2023	494,494	—	—	228,040	168,128	12,362	903,024
	2022	473,200	—	—	689,824	172,718	11,041	1,346,783
	2021	435,772	—	181,868	1,667,712	175,175	11,600	2,472,127

(1)     Amounts represent a discretionary sign-on bonus approved by the Compensation Committee pursuant to an employment offer letter.
(2)     These amounts do not correspond to the actual value that the NEOs will recognize. Amounts reflect the aggregate grant date fair value of options to purchase shares of our common stock, as calculated in accordance with ASC Topic 718. See Note 8 to the financial statements included herein, for information regarding assumptions underlying the value of equity awards.
(3)     Amounts represent the annual cash performance-based bonuses earned by our NEOs pursuant to the achievement of certain corporate and individual performance objectives during 2023. Please see the descriptions of the annual performance bonuses in the section below titled “Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End—Annual Cash Incentives.”
(4)     Except as noted in Footnote 5, amounts for 2023 represent matching contributions under our 401(k) plan.
(5)     Consists of consulting fees paid to FLG Partners, LLC, of which Ms. Rubinstein was a partner, pursuant to a consulting agreement.
(6)     Ms. Rubinstein was appointed our Chief Financial Officer in December 2022, pursuant to a consulting agreement with FLG Partners, LLC. On August 3, 2023, we entered into an employment offer letter with Ms. Rubinstein for this role and mutually terminated the prior consulting agreement with FLG Partners, LLC.
(7)     Dr. Seyedkazemi joined us in January 2022.

Outstanding Equity Awards at Fiscal Year End
The following table shows all outstanding equity awards held by our NEOs as of December 31, 2023:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Laurent Fischer	—	930,000(1)	—	0.75	2/28/2033	—	—	—	—
	281,259	393,763(2)	—	1.09	9/13/2032	—	—	—	—
	—	—	584,978(3)	1.09	9/13/2032	—	—	—	—
	52,500	—	262,500(4)	1.29	3/7/2032	—	—	—	—
	288,750	341,250(5)	—	1.29	3/7/2032	—	—	—	—
	353,888	101,112(2)	—	2.48	8/5/2031	—	—	—	—
	—	—	—	—	—	—	—	453,333(12)	341,360(13)
	466,786	183,454(6)	—	13.44	2/16/2031	—	—	—	—
	1,050,000	150,000(7)	—	23.70	6/14/2030	—	—	—	—
Linda Rubinstein	—	850,000(8)	—	2.10	8/2/2033	—	—	—	—
Setareh Seyedkazemi	—	250,000(1)	—	0.75	2/28/2033	—	—	—	—
	14,166	—	70,834(4)	1.29	3/7/2032	—	—	—	—
	—	—	—	—	—	—	—	66,666(12)	50,200(13)
	203,645	221,355(9)	—	1.73	1/5/2032	—	—	—	—
Kishor Peter Soparkar	—	400,000(1)	—	0.75	2/28/2033	—	—	—	—
	68,269	95,578(2)	—	1.09	9/13/2032	—	—	—	—
	—	—	230,924(3)	1.09	9/13/2032	—	—	—	—
	21,666	—	108,334(4)	1.29	3/7/2032	—	—	—	—
	116,875	138,125(5)	—	1.29	3/7/2032	—	—	—	—
	124,444	35,556(2)	—	2.48	8/5/2031	—	—	—	—
	—	—	—	—	—	—	—	146,666(12)	110,440(13)
	99,166	40,834(6)	—	13.44	2/15/2031	—	—	—	—
	39,052	1,698(10)	—	15.75	2/19/2030	—	—	—	—
	400,000(11)	—	—	6.88	10/29/2029	—	—	—	—

(1)    This stock option shall vest with respect to 25% of the underlying shares of our common stock on March 1, 2024, and 1/48 vesting monthly thereafter for three years, subject to continuous service through each such vesting date.
(2)    This stock option vests monthly over a period of 3 years, subject to continuous service through each such vesting date.
(3)    This stock option vests 100% upon certification by the Compensation Committee of the Board of Directors that one full Nasdaq trading session has elapsed since our public disclosure of final topline results from the LUNA Phase 2 clinical trial of Ixo-vec in wet age-related macular degeneration.

(4)    On October 3, 2023, the Compensation Committee certified that the performance condition of these performance options had been satisfied on August 16, 2023. Under the terms of the performance options, 1/24 of the total number of shares subject to such options vest and become exercisable each month following the date upon which the first cohort of patients in the LUNA trial were fully dosed, such that all of the shares shall be vested and exercisable as of the second anniversary of the vesting commencement date, subject to continuous service through each such vesting date.
(5)    This stock option vested with respect to 25% of the underlying shares of our common stock on February 18, 2023, and 1/48 vesting monthly thereafter for three years, subject to continuous service through each such vesting date.
(6)    This stock option vested with respect to 25% of the underlying shares of our common stock on February 16, 2022, and 1/48 vesting monthly thereafter for three years, subject to continuous service through each such vesting date.
(7)    This stock option vested with respect to 25% of the underlying shares of our common stock on June 15, 2021, and 1/48 vesting monthly thereafter for three years, subject to continuous service through each such vesting date.
(8)    This stock option vests with respect to 25% of the underlying shares of our common stock on February 3, 2024, and with respect to 17,708.33 underlying shares of our common stock monthly thereafter for three years, 36 months, subject to continuous service through each such vesting date.
(9)    This stock option vested with respect to 25% of the underlying shares of our common stock on January 6, 2023, and 1/48 vesting monthly thereafter for three years, subject to continuous service through each such vesting date.
(10)    This stock option vested with respect to 25% of the underlying shares of our common stock on February 20, 2021, and 1/48 vesting monthly thereafter for three years, subject to continuous service through each such vesting date.
(11)    This stock option vested with respect to 25% of the underlying shares of our common stock on October 30, 2020, and 1/48 vesting monthly thereafter for three years, subject to continuous service through each such vesting date.
(12)    Reflects performance stock units, pursuant to which (a) 1/3 of the shares vested upon dosing of the first subject in the Phase 2 clinical trial of Ixo-vec in wet age-related macular degeneration, (b) 1/3 of the shares will vest upon dosing of the first subject in a potentially registrational clinical trial of Ixo-vec or another product candidate owned or being developed by Adverum in wet age-related macular degeneration or another indication determined by the Compensation Committee to represent a significant unmet medical need and (c) 1/3 of the shares will vest upon consummation of a strategic corporate transaction, not constituting a change in control, that is determined by the Compensation Committee to be transformative for Adverum, in each case contingent upon certification by the Compensation Committee of the achievement of such milestone and subject to continuous service through each such vesting date. Non-exclusive examples of a strategic corporate transaction are (i) a collaboration with another company for the development and commercialization of a major asset, (ii) a substantial royalty-based or other structured financing, and (iii) the acquisition or in-license of a significant asset for development and commercialization.
(13)    Represents the product of the number of unvested PSUs and $0.7530, the closing price of our common stock on the Nasdaq Capital Market as of December 29, 2023.
Narrative to Summary Compensation Table and Outstanding Equity Awards at Fiscal Year End
Employment Agreements
We do not have formal employment agreements with any of our NEOs. The initial compensation of each NEO was set forth in an employment offer or promotion letter that we executed with such executive officer at the time his or her employment with us commenced (or at the time of his or her promotion, as the case may be). Each employment offer letter provides that the NEO’s employment is “at will.”
Base Salary
Base salaries are set to attract and retain executive talent. The determination of any particular executive’s base salary considers individual performance and contribution, experience in the role, market rates of pay for comparable roles and internal equity. Each year, our Chief Executive Officer proposes base salary adjustments, if any, for all NEOs, excluding himself, based on performance, changes in responsibilities, market data and other relevant factors. His proposal is subject to review by the Compensation Committee, which may accept the recommendations or make modifications to the proposal as it deems appropriate. Adjustments to the Chief Executive Officer’s salary are initiated and approved by the Compensation Committee.
Salary increases are discretionary, and during 2023 the Chief Executive Officer recommended salary adjustments designed to align our pay program with the market pay levels for comparable executive roles. The actual base salary earned by the NEOs in 2023 is reported in the Salary column of the Summary Compensation Table.

Name of Executive Officer	2022 Base Salary	2023 Base Salary	Percentage Increase Over 2022 Base Salary
Laurent Fischer	$645,800	$671,600	4.0%
Linda Rubinstein(1)	—	$485,000	—
Setareh Seyedkazemi	$465,000	$483,000	3.9%
Kishor Peter Soparkar	$473,200	$494,500	4.5%

(1)    Ms. Rubinstein provided services as Chief Financial Officer as an outside consultant pursuant to a consulting agreement between Adverum and FLG Partners, LLC, as further described under “Certain Relationships and Related Party Transactions—Consulting Agreement with FLG Partners.”
Annual Cash Incentives
Pursuant to our annual cash incentive program, our NEOs are eligible to receive performance-based cash incentives based on the achievement of certain pre-established performance objectives that include corporate and individual performance goals. The annual incentive for our Chief Executive Officer and our NEOs is based exclusively on the corporate metrics, without an individual performance component.
Each NEO’s target bonus opportunity for 2023 was expressed as a percentage of base salary as presented below.

Name of Executive Officer	2023 Target Cash Incentive (As a Percentage of Base Salary)	2023 Target Cash Incentive (Assuming 100% Achievement of Target)(1)
Laurent Fischer	60%	$402,960
Linda Rubinstein	40%	$194,000
Setareh Seyedkazemi	40%	$193,200
Kishor Peter Soparkar	40%	$197,800

(1)    Ms. Rubinstein received a pro-rated bonus that reflected her employment start date in August 2023.
Our 2023 annual incentive program was designed to incentivize progress on our strategic priorities, including an emphasis on site activation and progress towards data readout goals. The table below outlines the weighting of 2023 performance goals.

Performance Goals	Weightings
Achieve clinical and regulatory milestones for Ixo-vec	45%
Advance CMC to support Ixo-vec	25%
Advance scientific understanding of 7m8 platform and advance pipeline assets	10%
Improve the organization’s ability to execute on its strategy and achieve its goals by aligning people, structures, metrics and processes	10%
Maintain financial strength to achieve corporate objectives	10%
At the end of the year, the Compensation Committee assessed the achievement of our corporate performance goals during the performance period against corresponding performance goals. These assessments balanced our progress with LUNA, regulatory interactions, CMC developments, scientific achievements, employee retention and financial metrics, against targeted clinical and regulatory milestones for Ixo-vec.

The combined annual incentive payouts for 2023 are reflected below.

Name of Executive Officer	2023 Goal Achievement	Total 2023 Bonus Payout (as a % of Base Salary)	Total 2023 Bonus Payout ($)
Laurent Fischer	85%	51%	$342,531
Linda Rubinstein	85%	34%	$67,721
Setareh Seyedkazemi	85%	34%	$164,209
Kishor Peter Soparkar	85%	34%	$168,128
Long-Term Incentives
The Compensation Committee uses long-term incentives to create alignment of the NEOs’ interests with those of our stockholders and to foster a culture of ownership that incentivizes our executives to deliver sustained long-term value growth. The long-term incentive awards for the NEOs are recommended by the Chief Executive Officer and approved by the Compensation Committee. The long-term incentive award for the Chief Executive Officer is initiated and approved directly by the Compensation Committee.
We offer stock options to purchase shares of our common stock as a long-term component of our compensation program. We typically grant stock options to employees when they commence employment with us and may subsequently grant additional stock options or stock unit awards at the discretion of our Compensation Committee or our Board. Our stock options allow employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant.
Generally, our stock options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and 1/48th of the total shares per month thereafter. From time to time, equity awards may be awarded using alternate vesting schedules as set by the Compensation Committee or our Board.
2023 Annual Refresh Long-Term Equity Incentives
In the first quarter of 2023, we granted the NEOs long-term equity awards that were delivered in the form of stock options, as follows:

Name of Executive Officer	2023 Stock Options (#)(1)
Laurent Fischer	930,000
Linda Rubinstein(2)	—
Setareh Seyedkazemi	250,000
Kishor Peter Soparkar	400,000

(1)    Twenty-five percent of the total number of shares subject to each such option shall vest and become exercisable on first anniversary of the vesting commencement date and 1/48 of the total number of shares subject to each of the options shall vest and become exercisable each month thereafter, such that all of the shares shall become vested and exercisable as of the fourth anniversary of the vesting commencement date, subject to the NEO’s continuation of service from the option grant date through each such vesting date.
(2)    In the first quarter of 2023, Ms. Rubinstein was an outside consultant and was not eligible to participate in the 2023 Long-Term Incentive program. Ms. Rubinstein received a stock option to purchase 850,000 shares on her employment start date in August 2023, which vests with respect to 25% of the underlying shares of our common stock on February 3, 2024, and with respect to 17,708.33 underlying shares of our common stock monthly thereafter for three years, 36 months, subject to continuous service through each such vesting date.
On October 3, 2023, the Compensation Committee certified that the performance condition of certain performance options held by Drs. Fischer and Seyedkazemi and Mr. Soparkar had been satisfied on August 16, 2023. Under the terms of the performance options, 1/24 of the total number of shares subject to such options vest and become exercisable each month following the date upon which the first cohort of patients in the LUNA trial were fully dosed, such that all of the shares shall be vested and exercisable as of the second anniversary of the Vesting Commencement Date, subject to continuous service through each such vesting date. See “Outstanding Equity Awards at December 31, 2023” above for additional information.

Executive Severance Agreements
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
For purposes of the change in control and severance agreements, “Constructive Termination” means any of the following actions taken without Cause by us or a successor corporation or entity without the executive’s consent: (i) substantial reduction of the executive’s rate of compensation; (ii) material reduction in the executive’s duties, provided, however, that a change in job position (including a change in title) shall not be deemed a “material reduction” unless the executive’s new duties are substantially reduced from the prior duties; (iii) failure or refusal of a successor to Adverum to assume our obligations under the agreement in the event of a change in control; and (iv) relocation of the executive’s principal place of employment or service to a place greater than 50 miles (or 35 miles for Dr. Fischer) from the executive’s then current principal place of employment or service.
Laurent Fischer
Pursuant to his change in control and severance agreement, in the event of a termination of employment by us without Cause or a Constructive Termination, Dr. Fischer will be entitled to (i) 12 months of base salary and (ii) up to 12 months of continued healthcare coverage.
In the event of a termination without Cause or a Constructive Termination, in each case, within the period commencing three months prior to a change in control and ending twelve months following a change in control, he will be entitled to (i) an amount equal to the sum of 24 months of base salary and two times Dr. Fischer’s target annual bonus for the year in which the termination occurs, payable in a lump sum, (ii) up to 24 months of continued healthcare coverage and (iii) the accelerated vesting of all of his outstanding equity awards. The payments and benefits described above are conditioned upon such executive executing and not revoking a release of claims against us and are subject to reduction in the event that such a reduction would result in a better after-tax outcome for Dr. Fischer.
Linda Rubinstein, Setareh Seyedkazemi and Kishor Peter Soparkar
Pursuant to their respective change in control and severance agreements, in the event of a termination of employment by us without Cause or Constructive Termination, Ms. Rubinstein (after she has been employed by the Company for a year), Dr. Seyedkazemi and Mr. Soparkar will be entitled to (i) nine months of base salary and (i) up to nine months of continued healthcare coverage.
In the event Ms. Rubinstein, Dr. Seyedkazemi or Mr. Soparkar are terminated by us without Cause or experiences a Constructive Termination, in each case, within the period commencing three months prior to a change in control and ending on the first anniversary of the change in control, then he or she will be entitled to (i) an amount equal to the sum of 12 months of base salary, payable in a lump sum, (ii) up to 12 months of continued healthcare coverage, and (iii) the accelerated vesting of all outstanding equity awards. The payments and benefits described above are conditioned upon such NEO executing and not revoking a release of claims against us.
Other Benefits
The general employment benefits provided to the NEOs are generally the same as those provided to other nonunion, salaried employees and include medical, dental, basic life insurance, short and long-term disability insurance, and a tax-qualified 401(k) plan.
Employee 401(k) Plan
U.S. full-time employees qualify for participation in our 401(k) plan, which is intended to qualify as a tax-qualified defined contribution plan under the Internal Revenue Code.
Pension Benefits
Other than with respect to our 401(k) plan, our U.S. employees, including our NEOs, do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement.

Nonqualified Deferred Compensation
During 2023, our U.S. employees, including our NEOs, did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Non-Employee Director Compensation
Overview
The Compensation Committee reviews pay levels for non-employee directors periodically with assistance from its compensation consultant, Radford, which prepares a comprehensive assessment of our non-employee director compensation program. That assessment includes benchmarking of director compensation against the same peer group used for executive compensation purposes, an update on recent trends in director compensation and a review of related corporate governance best practices. Following that review, either the Compensation Committee or the Board, consistent with the recommendation of the Compensation Committee, has determined the non-employee director compensation program that will be in effect until the next such determination.
Non-Employee Director Compensation Policy
Under our non-employee director compensation policy, each non-employee director receives the following cash compensation for Board and standing committee service, as applicable:
•$40,000 per year for service as a Board member;
•$35,000 per year for service as a non-employee Chair of our Board;
•$20,000 per year for service as chair of the Audit Committee;
•$15,000 per year for service as chair of the Compensation Committee;
•$10,000 per year for service as chair of the Nominating and Corporate Governance Committee;
•$15,000 per year for service as chair of the Research and Development Committee;
•$10,000 per year for service as non-chair member of the Audit Committee;
•$7,500 per year for service as non-chair member of the Compensation Committee;
•$5,000 per year for service as non-chair member of the Nominating and Corporate Governance Committee; and
•$7,500 per year for service as non-chair member of the Research and Development Committee.
Annual cash retainers for service as a non-employee Chair of our Board, chair of a committee or non-chair member of the committee are in addition to the annual cash retainer for service as a Board member. Cash retainers are prorated for any partial years of service. We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings.
Option Awards
Pursuant to our non-employee director compensation policy, the non-employee directors receive grants of non-statutory stock options under our 2014 Equity Incentive Plan (the “2014 Plan”). For purposes of these awards, a non-employee director is a director who is not employed by us. Pursuant to our non-employee director compensation policy, each non-employee director who joins the Board is automatically granted an option to purchase a number of shares of our common stock resulting in the option having a grant-date fair value (determined as provided in the plan) of $520,000, but in no event more than 80,000 shares (an “Initial Grant”). Initial Grants vest ratably in annual installments over three years of service following the date of grant. In addition, pursuant to our non-employee director compensation policy, on the date of our annual meeting of stockholders, (i) each non-employee director receives an annual equity award under our 2014 Plan of an option to purchase a number of shares of our common stock resulting in the option having a grant-date fair value of $260,000, but in no event more than 40,000 shares (a “Board Annual Award”) and (ii) the Chair of the Board receives an additional option to purchase a number of shares of our common stock resulting in the option having a grant-date fair value of $90,000, but in no event more than 12,500 shares (a “Chair Additional Annual Award”). The Board Annual Awards and Chair Additional Annual Awards vest in full on the earlier to occur of the first anniversary of the grant date or the next annual meeting. All such options have a maximum term of ten years.

Total Non-Employee Director Compensation
The following table presents the total compensation for each person who served as a non-employee member of our Board during the year ended December 31, 2023:

Name(3)	Fees Earned Or Paid In Cash ($)	Option Awards ($)(1)(2)	Total ($)
Soo Hong	47,500	46,704	94,204
Mark Lupher	52,500	46,704	99,204
Patrick Machado	102,500	61,299	163,799
C. David Nicholson	7,164	58,296	65,460
Rabia Gurses Ozden	47,500	46,704	94,204
James Scopa	65,000	46,704	111,704
Dawn Svoronos	60,000	46,704	106,704
Reed Tuckson	52,500	46,704	99,204
Scott Whitcup	60,000	46,704	106,704
(1)    The reported dollar value of the option awards is equal to the aggregate grant date fair value, or incremental fair value, as applicable, as calculated in accordance with ASC Topic 718, of the options awards granted during 2023. See Note 8 to the financial statements included herein for the assumptions used in calculating these amounts.
(2)    As of December 31, 2023, the number of shares underlying option awards outstanding held by each non-employee directors listed above was as follows: Ms. Hong, 120,000; Dr. Lupher, 265,000 shares; Mr. Machado, 390,369 shares; Dr. Nicholson, 80,000 shares; Dr. Ozden, 120,000 shares; Mr. Scopa, 241,666 shares; Ms. Svoronos, 165,000 shares; Dr. Tuckson, 125,000 shares; and Dr. Whitcup, 210,000 shares. No non-employee directors held RSUs on December 31, 2023.
(3)    Dr. Nicholson joined our Board in November 2023. Upon joining our Board Dr. Nicholson received a stock option to acquire 80,000 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the amount and percentage of the outstanding shares of our common stock that, according to the information supplied to us, are beneficially owned by (i) each person who is the beneficial owner of more than 5% of our outstanding common stock, (ii) each person who is currently a director, (iii) each named executive officer and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Adverum Biotechnologies, Inc., 100 Cardinal Way, Redwood City, California 94063. Except for information based on Schedules 13G and 13D and information collected in connection with our filing of the Registration Statement on Form S-3 (Registration No. 333- 277634) on March 4, 2024, as indicated in the footnotes, beneficial ownership is stated as of February 29, 2024.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 29, 2024 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.
The percentage of shares beneficially owned is based on 207,384,653 shares of our common stock outstanding as of February 29, 2024. Shares of our common stock subject to options that are currently vested or exercisable or that will become vested or exercisable within 60 days after February 29, 2024, as well as RSUs that will vest within 60 days after February 29, 2024, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name of Beneficial Owner	Total Beneficial Ownership	Percentage of Stock Beneficially Owned
5% and Greater Stockholders
TCG Crossover Fund II, L.P. (1)	20,763,572	9.9%
Entities affiliated with Franklin Advisers(2)	17,173,338	8.3%
Entities affiliated with Venrock Healthcare Capital Partners(3)	15,564,213	7.5%
Entities affiliated with Logos Global(4)	15,000,000	7.2%
Vivo Opportunity Fund Holdings, L.P. (5)	15,000,000	7.2%
FMR LLC(6)	12,650,406	6.1%
Commodore Capital Master LP(7)	12,139,625	5.9%
Entities affiliated with Frazier Life Sciences(8)	10,416,666	5.0%
Named Executive Officers and Directors
Laurent Fischer(9)	4,143,793	2.0%
Linda Rubinstein(10)	347,916	*
Setareh Seyedkazemi(11)	388,777	*
Kishor Peter Soparkar(12)	1,463,123	*
Soo Hong(13)	53,334	*
Mark Lupher(14)	355,000	*
Patrick Machado(15)	426,551	*
C. David Nicholson	—	*
Rabia Gurses Ozden(16)	53,334	*
James Scopa(17)	328,334	*
Dawn Svoronos(18)	175,000	*
Reed Tuckson(19)	85,000	*
Scott Whitcup(20)	170,000	*
All current directors and executive officers as a group (13 persons)(21)	7,990,462	3.9%

*     Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)    Based on a Schedule 13G filed with the SEC on February 15, 2024 reporting beneficial ownership as of February 8, 2024. Consists of (a) 20,083,395 shares of common stock held by TCG Crossover Fund II, L.P. and (b) 680,177 shares of common stock issuable upon exercise of pre-funded warrants held by TCG Crossover Fund II, L.P. This total excludes 69,823 shares of common stock issuable upon exercise of certain pre-funded warrants because the pre-funded warrants may not be exercised to the extent that doing so would result in the holder of the pre-funded warrants (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates) beneficially owning more than 9.99% of the shares of common stock then outstanding immediately after giving effect to such exercise. TCG Crossover GP II, LLC is the general partner of TCG Crossover Fund II, L.P. and may be deemed to have voting, investment, and dispositive power with respect to these securities. Chen Yu is the sole managing member of TCG Crossover GP II, LLC and may be deemed to share voting, investment and dispositive power with respect to these securities. The principal business address of these persons and entities is 705 High Street, Palo Alto, CA 94301.
(2)    This information was obtained from the stockholder in connection with our filing of the Registration Statement on Form S-3 (Registration No. 333- 277634) on March 4, 2024, and reflects beneficial ownership as of February 7, 2024. Consists of (a) 5,820,371 shares of common stock held by Franklin Strategic Series – Franklin Biotechnology Discovery Fund (“FSS”), (b) 11,352,495 shares of common stock held by Franklin Templeton Investment Funds – Franklin Biotechnology Discovery Fund (“FTIF”) and (c) 472 shares of common stock held by Franklin Biotechnology Discovery SMA (“SMA”). Evan McCulloch has voting and/or dispositive power over the holdings of FSS, FTIF and SMA. Mr. McCulloch disclaims beneficial ownership of such securities, except to the extent of any pecuniary interest therein. Franklin Advisers, Inc. is the investment adviser for each of FSS, FTIF and SMA. The principal business address of these persons and entities is One Franklin Parkway, San Mateo, CA 94403.

(3)    Based on a Schedule 13G/A filed with the SEC on February 14, 2024 reporting beneficial ownership as of December 31, 2023. Consists of (a) 11,063,043 shares of common stock held by Venrock Healthcare Capital Partners EG, L.P. (“VHCP EG”), (b) 4,091,832 shares of common stock held by Venrock Healthcare Capital Partners III, L.P. (“VHCP III”) and (c) 409,338 shares of common stock held by VHCP Co-Investment Holdings III, LLC (“VHCP Co III”). VHCP Management EG, LLC (“VHCPM EG”) is the sole general partner of VHCP EG. VHCP Management III, LLC (“VHCPM”) is the sole general partner of VHCP III and the sole manager of VHCP Co III. Dr. Bong Koh and Nimish Shah are the voting members of VHCPM EG and VHCPM. The address of the above referenced entities and persons is 7 Bryant Park, 23rd Floor, New York, New York 10018.
(4)    Based on a Schedule 13G filed with the SEC on February 22, 2024 reporting beneficial ownership as of February 6, 2024. Consists of (a) 4,166,666 shares of common stock held by Logos Opportunities Fund IV LP (“Logos Opportunities”) and (b) 10,833,334 shares of common stock held by Logos Global Master Fund LP (“Global Fund”). Logos Opportunities IV GP LLC (“Logos Opportunities GP”) is the general partner of Logos Opportunities. Logos Global Management LP (“Logos Global”) is the investment advisor to Global Fund. Logos Global Management GP LLC (“Logos Global GP”) is the general partner of Logos Global. Arsani William and Graham Walmsley are the members of Logos Opportunities GP and Mr. William is a control person of Logos Global and Logos Global GP. Mr. William and Mr. Walmsley each disclaim beneficial ownership of these shares, except to the extent of each’s pecuniary interest in such shares, if any. The principal address of Logos Opportunities and Global Fund is 1 Letterman Drive, Building C, Suite C3-350, San Francisco, CA 94129.
(5)    Based on a Schedule 13G/A filed with the SEC on February 14, 2024 reporting beneficial ownership as of February 7, 2024. Consists of 15,000,000 shares of common stock held by Vivo Opportunity Fund Holdings, L.P., or Vivo Fund Holdings. Vivo Opportunity, LLC, or Vivo Opportunity, is the general partner of Vivo Fund Holdings. The voting members of Vivo Opportunity are Kevin Dai, Frank Kung, and Michael Chang, none of whom has individual voting or investment power with respect to these shares and each of whom disclaims beneficial ownership of such shares. The address of the above referenced entities and persons is c/o Vivo Capital LLC, 192 Lytton Avenue, Palo Alto, CA 94301.
(6)    This information was obtained from the stockholder in connection with our filing of the Registration Statement on Form S-3 (Registration No. 333- 277634) on March 4, 2024, and reflects beneficial ownership as of February 7, 2024. These funds and accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address of these funds and accounts is 245 Summer Street, Boston, MA 02210.
(7)    This information was obtained from the stockholder in connection with our filing of the Registration Statement on Form S-3 (Registration No. 333- 277634) on March 4, 2024, and reflects beneficial ownership as of February 7, 2024. Consists of 12,139,625 shares of common stock held by Commodore Capital Master LP. Commodore Capital LP is the investment manager to Commodore Capital Master LP and may be deemed to beneficially own the shares held by Commodore Capital Master LP. Michael Kramarz and Robert Egen Atkinson are the managing partners of Commodore Capital LP and exercise investment discretion with respect to these shares. Commodore Capital LP and Commodore Capital Master LP have shared voting and dispositive power with respect to these shares. The address of Commodore Capital LP and Commodore Capital Master LP is 444 Madison Avenue, 35th Floor, New York, NY 10022.
(8)    Based on a Schedule 13G filed with the SEC on February 9, 2024 reporting beneficial ownership as of February 8, 2024. Consists of (a) 5,003,125 shares of common stock held by Frazier Life Sciences Public Fund, L.P. (“FLS Public Fund”), (b) 2,395,833 shares of common stock held by Frazier Life Sciences Public Overage Fund, L.P. (“FLS Overage Fund”), (c) 2,000,000 shares of common stock held by Frazier Life Sciences XI, L.P. (“FLS XI”) and (d) 1,017,708 shares of common stock held by Frazier Life Sciences X, L.P. (“FLS X”). FHMLSP, L.P. is the general partner of FLS Public Fund and FHMLSP, L.L.C. is the general partner of FHMLSP, L.P. Albert Cha, James N. Topper, Patrick J. Heron and James Brush are the managing directors of FHMLSP, L.L.C. and therefore share voting and investment power over the shares held by FLS Public Fund. Dr. Cha, Dr. Topper, Mr. Heron and Dr. Brush disclaim beneficial ownership of the shares held by FLS Public Fund except to the extent of their pecuniary interests in such shares, if any. FHMLSP Overage, L.P., is the general partner of FLS Overage Fund and FHMLSP Overage, L.L.C. is the general partner of FHMLSP Overage, L.P. Dr. Cha, Dr. Topper, Mr. Heron and Dr. Brush are the members of FHMLSP Overage, L.L.C. and therefore share voting and investment power over the shares held by FLS Overage Fund. Dr. Cha, Dr. Topper, Mr. Heron and Dr. Brush disclaim beneficial ownership of the shares held by FLS Overage Fund except to the extent of their pecuniary interests in such shares, if any. FHMLS X, L.P. is the general partner of FLS X, and FHMLS X, L.L.C. is the general partner of FHMLS X, L.P. Mr. Heron and Dr. Topper are the members of FHMLS X, L.L.C. and therefore share voting and investment power over the shares held by FLS X. Dr. Topper and Mr. Heron disclaim beneficial ownership of the shares held by FLS X except to the extent of their pecuniary interests in such shares, if any. FHMLS XI, L.P. is the general partner of FLS XI, and FHMLS XI, L.L.C. is the general partner of FHMLS XI, L.P. Mr. Heron, Dr. Topper and Daniel Estes are the members of FHMLS XI, L.L.C. and therefore share voting and investment power over the shares held by FLS XI. Dr. Topper, Mr. Heron and Mr. Estes disclaim beneficial ownership of the shares held by FLS XI except to the extent of their pecuniary interests in such shares, if any. The principal business address of the above referenced entities and persons is 1001 Page Mill Rd., Building 4, Ste. B, Palo Alto, CA 94304.
(9)    Includes 3,439,652 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of February 29, 2024.
(10)    Includes 247,916 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of February 29, 2024.
(11)    Includes 335,103 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of February 29, 2024.
(12)    Includes 1,185,532 shares subject to options that are exercisable within 60 days of February 29, 2024.
(13)    Includes 53,334 shares subject to options that are exercisable within 60 days of February 29, 2024.
(14)    Includes 225,000 shares subject to options that are exercisable within 60 days of February 29, 2024.
(15)    Includes 338,369 shares subject to options that are exercisable within 60 days of February 29, 2024.
(16)    Includes 53,334 shares subject to options that are exercisable within 60 days of February 29, 2024.
(17)    Includes 225,000 shares subject to options that are exercisable within 60 days of February 29, 2024.
(18)    Includes 125,000 shares subject to options that are exercisable within 60 days of February 29, 2024.

(19)    Includes 85,000 shares subject to options that are exercisable within 60 days of February 29, 2024.
(20)    Includes 170,000 shares subject to options that are exercisable within 60 days of February 29, 2024.
(21)    Consists of the shares held by our current directors and current executive officers, including one executive officer not included above, including 6,483,240 shares subject to options that are exercisable, and/or RSUs that may settle, within 60 days of February 29, 2024.
Equity Compensation Plan Information
The following table provides certain information as of December 31, 2023, with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders(1)(2)
Options	18,536,654	$3.77	—
Stock Awards	1,543,237	—	—
Subtotal	20,079,891	$3.77	7,510,336
Equity Compensation Plans Not Approved by Stockholders(4)
Options	4,491,249	$9.42	—
Stock Awards	—	—	—
Subtotal	4,491,249	$9.42	1,867,677
Total	24,571,140	$4.56	9,378,013

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
(3)    Excludes shares subject to rights outstanding under the ESPP as the number of shares issuable pursuant to these rights cannot be determined as of December 31, 2023, as it depends on amounts contributed by the holder of the rights and the price of a share of our common stock on the last day of the purchase period.
(4)    Includes options pursuant to the inducement grant exception under Nasdaq Listing Rule 5635(c)(4) as an inducement that was material to their employment with us. Also includes the 2017 Inducement Plan adopted by the Board in October 2017. The 2017 Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously our employees or directors, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with us within the meaning of Nasdaq Listing Rule 5635(c)(4). The 2017 Inducement Plan has a share reserve covering 6,100,000 shares of our common stock. If a stock award granted under the 2017 Inducement Plan expires or otherwise terminates without all of the shares covered by the stock award having been issued, or is settled in cash, or shares are withheld to satisfy tax withholding obligations, then the shares of our common stock not acquired or withheld pursuant to the stock award again will become available for subsequent issuance under the 2017 Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
Except as set forth below, we had no transactions that have occurred since January 1, 2022 and to which we were a party, in which the amount involved exceeded the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at any time from January 1, 2022 to the date of this report, had or will have a direct or indirect material interest, other than those already described in this proxy statement under the headings “Non-Employee Director Compensation” and “Executive Compensation.”
Consulting Agreement with FLG Partners
In November 2022, we entered into a consulting agreement with FLG Partners pursuant to which FLG Partners provided us with consulting services. Pursuant to the consulting agreement, Linda Rubinstein has served as our Chief Financial Officer since December 2022. In 2023, we paid FLG Partners $674,863 for consulting services under the consulting agreement, including for the services of Ms. Rubinstein. Concurrent with Ms. Rubinstein acceptance of and conversion to full time employment with the company in August 2023, the Consulting Agreement with FLG Partners was mutually terminated by the company and FLG Partners.
Consulting Agreement with Richard Beckman, M.D.
In May 2023, we entered into a consulting agreement with Dr. Beckman effective June 1, 2023. Pursuant to the consulting agreement, for an initial term of twelve months (the “Initial Term), Dr. Beckman will provide up to 40 hours per month of consulting services to Adverum for consideration of $42,083 per month, with any additional services in excess of 40 hours per month compensated at a rate of $600 per hour. In 2023, we paid an aggregate of $339,383 to Dr. Beckman pursuant to the consulting agreement. Adverum will also pay COBRA premiums for Dr. Beckman and his covered dependents during the Initial Term. Following the Initial Term, the Consulting Agreement may be renewed on a monthly basis, during which time Dr. Beckman will provide consulting services on an hourly basis for compensation of $600 per hour. Dr. Beckman’s equity awards with Adverum shall continue to vest during the term of the Consulting Agreement, provided, however, that pursuant to the terms of the Consulting Agreement, Dr. Beckman may not exercise any equity awards that vest during the Initial Term until the final day of the Initial Term, and if Dr. Beckman terminates the Consulting Agreement prior to June 1, 2024 or defaults under the Consulting Agreement, any equity awards that vested during the Initial Term shall be forfeited as of the date of such termination. The Consulting Agreement also provides that, so long as Dr. Beckman does not default under the Consulting Agreement or terminate the Consulting Agreement prior to June 1, 2024, the post-termination exercise period of Dr. Beckman’s vested stock options as of that date shall be extended to the date that is twelve months from the last day of the term of the Consulting Agreement.
February 2024 Private Placements
On February 7, 2024, we issued and sold to certain institutional and accredited investors (the “Investors”) in a private placement (the “Private Placement”) an aggregate of 105,500,057 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, and to certain investors, in lieu of Shares, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 750,000 shares of common stock. The purchase price per Share was $1.20 (or $1.1999 per Pre-Funded Warrant, which represents the purchase price per Share to be sold in the Private Placement, minus the $0.0001 per share exercise price of each such Pre-Funded Warrant). Existing investors that previously held five percent or more of the Company’s outstanding common stock, including Commodore Capital LP, FMR LLC and Venrock Healthcare Capital Partners III, L.P., and/or their affiliates, purchased approximately $7.0 million, $10.0 million and $12.5 million, respectively, in Shares in the Private Placement.
Concurrently with the Private Placement, Mark Lupher, Ph.D., and James Scopa, directors of the Company, also purchased approximately $175,500 and $135,000, respectively, of shares of common stock in a private placement at a price per share of $1.35, on otherwise substantially the same terms as the Private Placement.

Policies and Procedures for Related Party Transactions
Our Board has adopted a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had, has or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness.
As provided by our related party transaction policy, our Audit Committee will be responsible for reviewing and approving in advance the related person transaction and in doing so will consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s-length transaction and the extent of the related person’s interest in the transaction.
Director Independence
Our common stock is listed on The Nasdaq Capital Market. Rule 5605 of the Marketplace Rules of the Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”) requires that independent directors compose a majority of a listed company’s board of directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Nasdaq Listing Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of the board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Nasdaq Listing Rule 5605(a)(2) also specifies certain categories of persons who will not be considered independent, including employees, family members of executive officers and recipients of compensation from the company in excess of $120,000 during any period of twelve consecutive months within the past three years, subject to certain exceptions. To be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition to satisfying general independence requirements under the Nasdaq Listing Rules, members of the compensation committee must also satisfy additional independence requirements set forth in Nasdaq Listing Rule 5605(d)(2). To be considered independent for purposes of Nasdaq Listing Rule 5605(d)(2), our Board must consider all factors specifically relevant to determining whether a director has a relationship with us which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by us to such director; and whether such director is affiliated with us, a subsidiary of our company or an affiliate of a subsidiary of our company.
In March 2024, our Board undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that each of Ms. Hong, Dr. Lupher, Mr. Machado, Dr. Nicholson, Dr. Ozden, Mr. Scopa, Ms. Svoronos, Dr. Tuckson, and Dr. Whitcup is independent within the meaning of Rule 5605 of the Nasdaq Listing Rules. Our Board also determined that Mr. Machado, Mr. Scopa, and Ms. Svoronos, who compose our Audit Committee, and Ms. Hong, Mr. Machado, Mr. Scopa, and Dr. Tuckson, who compose our Compensation Committee, satisfy the independence standards for those committees established by applicable SEC rules and Nasdaq Listing Rules. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence. For example, the Board considered (i) with respect to Mr. Machado and Ms. Svoronos, the fact that both Mr. Machado and Ms. Svoronos serve on the board of directors of Xenon Pharmaceuticals, Inc. and (ii) with respect to Dr. Tuckson, the fact that both Dr. Tuckson and Dr. Fischer previously served on the board of directors of CTI Biopharma Corp.

Item 14. Principal Accountant Fees and Services.
Auditor Fees
For the years ended December 31, 2023 and 2022, Ernst & Young LLP billed the approximate fees set forth below. All fees described in the table below were preapproved by the Audit Committee:

	Year Ended December 31,
	2023	2022
Audit Fees(1)	$1,221,719	$929,621
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$1,221,719	$929,621

(1)    This category consists of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.
Preapproval Policies and Procedures
The Audit Committee is responsible for reviewing the terms of the proposed engagement of the independent registered public accounting firm for audit or permissible non-audit services and for preapproving all such engagements. The Audit Committee has adopted a policy for the preapproval of all audit and non-audit services to be performed for us by the independent registered public accounting firm. In providing any preapproval, the Audit Committee considers whether the services to be approved are consistent with the SEC’s rules on auditor independence. The Audit Committee has considered the role of Ernst & Young LLP in providing audit and audit-related services to us and has concluded that such services are compatible with Ernst & Young LLP’s role as our independent registered public accounting firm.

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
(b) The following exhibits are included herein or incorporated by reference:
EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
3.1	Amended and Restated Certificate of Incorporation.	001-36579	10-K	March 9, 2017	3.1
3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Pre-Funded Warrant.	001-36579	8-K	February 5, 2024	4.1
4.3	Form of Registration Rights Agreement, dated February 5, 2024, by and among Adverum Biotechnologies, Inc. and the investors party thereto.	001-36579	8-K	February 5, 2024	10.2
4.4	Description of Common Stock	001-36579	10-K	March 1, 2021	4.2
10.1A†	License Agreement between AAVLife and Inserm Transfert, dated as of July 4, 2014.	001-36579	10-Q	August 9, 2016	10.9
10.1B†	Amendment No. 1 to License Agreement between AAVLife and Inserm Transfert, dated as of October 5, 2015.	001-36579	10-Q	August 9, 2016	10.10
10.2†	Exclusive License Agreement between Avalanche Biotechnologies, Inc. and the Regents of the University of California, dated as of June 17, 2013.	001-36579	10-K	March 6, 2019	10.46
10.3†	License Agreement between Avalanche Biotechnologies, Inc. and Virovek, Inc., dated as of October 12, 2011.	001-36579	10-K	March 6, 2019	10.47
10.4A	Lease Agreement between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of June 28, 2018.	001-36579	10-Q	August 8, 2018	10.2
10.4B	First Lease Amendment between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of April 19, 2021.	001-36579	10-Q	August 5, 2021	10.1
10.4C	Second Amendment to Lease (Partial Lease Termination) between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of November 1, 2021.	001-36579	10-K	March 29, 2022	10.4C
10.4D	Third Amendment to Lease (Partial Lease Termination) between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of March 24, 2023.	001-36579	10-K	March 30, 2023	10.4D
10.4E	Fourth Amendment to Lease between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of March 24, 2023.	001-36579	10-K	March 30, 2023	10.4E

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.5A	Lease Agreement between Adverum NC, LLC (a wholly owned subsidiary of the Company) and ARE-NC REGION NO. 21, LLC, dated as of January 8, 2021.	001-36579	10-Q	May 6, 2021	10.5
10.5B	Sublease Agreement between Adverum NC, LLC and Jaguar Gene Therapy, LLC, dated as of October 26, 2021.	001-36579	10-K	March 29, 2022	10.5B
10.5C	Third Amendment to Lease and First Amendment to Consent to Sublease between Adverum NC, LLC (a wholly owned subsidiary of the Company), ARE-NC REGION NO. 21, LLC and Jaguar Gene Therapy, LLC, dated as of April 3, 2023.	001-36579	10-Q	May 11, 2023	10.3
10.6A(#)	2017 Inducement Plan, as amended and restated	333-253727	S-8	March 1, 2021	99.3
10.6B(#)	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.2
10.6C(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.3
10.7(#)	Adverum Biotechnologies, Inc. 2014 Employee Stock Purchase Plan, as amended and restated.	001-36579	10-Q	August 11, 2022	10.4
10.8A(#)	Adverum Biotechnologies, Inc. 2014 Equity Incentive Award Plan, as amended and restated.	001-36579	10-Q	August 10, 2020	10.8
10.8B(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	001-36579	10-K	March 6, 2018	10.14
10.8C(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive	001-36579	10-K	March 6, 2018	10.16
10.8D(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	333-197133	S-1/A	July 25, 2014	10.18
10.8E(#)	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	001-36579	10-K	March 29, 2022	10.8E
10.9(#)	Form of Change in Control and Severance Agreement for executive officers other than the chief executive officer.	001-36579	10-Q	August 10, 2023	10.6
10.10(#)	Form of Indemnification Agreement for directors and executive officers.	001-36579	10-Q	May 28, 2020	10.1
10.11(#)	Non-Employee Director Compensation Policy.	001-36579	10-Q	May 6, 2021	10.7
10.12A(#)	Offer Letter between Adverum Biotechnologies, Inc. and Laurent Fischer, dated as of June 11, 2020.	001-36579	10-Q	August 10, 2020	10.1
10.12B(#)	Change in Control and Severance Agreement between Adverum Biotechnologies, Inc. and Laurent Fischer, dated as of June 11, 2020.	001-36579	10-Q	August 10, 2020	10.2

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.13(#)	Offer Letter between Adverum Biotechnologies, Inc. and Peter Soparkar, dated as of October 11, 2019.	001-36579	10-Q	November 7, 2019	10.2
10.14(#)	Offer Letter between Adverum Biotechnologies, Inc. and Setareh Seyedkazemi, dated as of December 3, 2021.	001-36579	10-K	March 29, 2022	10.21
10.15A(#)	Offer Letter between Adverum Biotechnologies, Inc. and Linda Rubinstein, dated as of August 3, 2023.	001-36579	10-Q	August 10, 2023	10.5
10.15B(#)	Confidential Consulting Agreement between Adverum Biotechnologies, Inc. and FLG Partners, LLC, dated as of November 22, 2022.	001-36579	10-K	March 30, 2023	10.20
10.16(#)	Separation Agreement and General Release of Claims between Adverum Biotechnologies, Inc. and Richard Beckman, M.D., dated as of May 24, 2023.	001-36579	10-Q	August 10, 2023	10.3
10.17	Sales Agreement, dated May 11, 2023, by and between Adverum Biotechnologies, Inc. and Cowen and Company, LLC.	001-36579	8-K	May 11, 2023	1.1
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page hereto)					X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy.					X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Company's Annual Report on Form 10-K has been formatted in Inline XBRL.
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
Date: March 18, 2024

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

SIGNATURE	TITLE	DATE

/s/ Laurent Fischer	President and Chief Executive Officer and Director	March 18, 2024
Laurent Fischer, M.D.	(Principal Executive Officer)

/s/ Linda Rubinstein	Chief Financial Officer	March 18, 2024
Linda Rubinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Machado	Chairman of the Board	March 18, 2024
Patrick Machado

/s/ Soo Hong	Director	March 18, 2024
Soo Hong

/s/ Mark Lupher	Director	March 18, 2024
Mark Lupher, Ph.D.

/s/ C. David Nicholson	Director	March 18, 2024
C. David Nicholson, Ph.D.

/s/ Rabia Gurses Ozden	Director	March 18, 2024
Rabia Gurses Ozden, M.D.

/s/ James Scopa	Director	March 18, 2024
James Scopa

/s/ Dawn Svoronos	Director	March 18, 2024
Dawn Svoronos

/s/ Reed Tuckson	Director	March 18, 2024
Reed Tuckson, M.D.

/s/ Scott Whitcup	Director	March 18, 2024
Scott Whitcup, M.D.