Form 10-Q
period 2024-03-31
Adverum Biotechnologies, Inc.
filed 2024-05-09
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2024, there were 20,756,850 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•If our information technology systems or those of third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$149,608	$75,000
Short-term investments	43,720	21,526
Prepaid expenses and other current assets	5,802	6,247
Total current assets	199,130	102,773
Operating lease right-of-use assets	51,760	52,266
Property and equipment, net	13,766	14,764
Restricted cash	1,976	1,976
Deposit and other long-term assets	1,196	1,231
Total assets	$267,828	$173,010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,897	$1,921
Accrued expenses and other current liabilities	9,160	12,584
Lease liability, current portion	10,492	10,409
Total current liabilities	21,549	24,914
Long-term liabilities:
Lease liability, net of current portion	63,991	64,627
Total liabilities	85,540	89,541
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	1
Additional paid-in capital	1,127,383	1,003,718
Accumulated other comprehensive loss	(533)	(473)
Accumulated deficit	(944,564)	(919,777)
Total stockholders’ equity	182,288	83,469
Total liabilities and stockholders’ equity	$267,828	$173,010
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
License revenue	$—	$3,600
Operating expenses:
Research and development	15,410	21,059
General and administrative	11,429	12,780
Total operating expenses	26,839	33,839
Operating loss	(26,839)	(30,239)
Other income, net	2,052	1,200
Net loss before income taxes	(24,787)	(29,039)
Income tax provision	—	(17)
Net loss	(24,787)	(29,056)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(41)	739
Foreign currency translation adjustment	(19)	(7)
Comprehensive loss	$(24,847)	$(28,324)
Net loss per share — basic and diluted	$(1.50)	$(2.90)
Weighted-average common shares used to compute net loss per share - basic and diluted	16,479	10,030
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	10,143	$1	$1,003,718	$(473)	$(919,777)	$83,469
Stock-based compensation expense	—	—	4,166	—	—	4,166
Issuance of common stock and pre-funded warrants for cash in private placements, net of issuance costs of $8,449	10,573	1	119,360	—	—	119,361
Common stock issued upon exercise of stock options	14	—	139	—	—	139
Common stock issued upon release of restricted stock units	25	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(19)	—	(19)
Unrealized loss on marketable securities, net	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(24,787)	(24,787)
Balance at Balance at March 31, 2024	20,755	$2	$1,127,383	$(533)	$(944,564)	$182,288

Balance at December 31, 2022	10,012	$1	$985,660	$(1,531)	$(802,612)	$181,518
Stock-based compensation expense	—	—	4,563	—	—	4,563
Common stock issued upon release of restricted stock units	45	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities, net	—	—	—	739	—	739
Net loss	—	—	—	—	(29,056)	(29,056)
Balance at March 31, 2023	10,057	$1	$990,223	$(799)	$(831,668)	$157,757
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,787)	$(29,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	997	1,592
Stock-based compensation expense	4,166	4,563
Net accretion of discount on marketable securities, net	(333)	(960)
Non-cash lease expense	506	1,427
Other	(19)	19
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	480	924
Deposit and other long-term assets and deferred rent receivable	35	62
Accounts payable	(347)	631
Accrued expenses and other liabilities	(3,391)	(749)
Lease liability	(552)	(865)
Net cash used in operating activities	(23,245)	(22,412)
Cash flows from investing activities:
Purchases of marketable securities	(26,937)	(20,232)
Maturities of marketable securities	5,000	41,850
Purchases of property and equipment	(90)	(85)
Net cash (used in) provided by investing activities	(22,027)	21,533
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placements, net of issuance costs	119,741	—
Proceeds from issuance of common stock pursuant to option exercises	139	—
Net cash provided by financing activities	119,880	—
Net increase (decrease) in cash and cash equivalents and restricted cash	74,608	(879)
Cash and cash equivalents and restricted cash at beginning of period	76,976	70,934
Cash and cash equivalents and restricted cash at end of period	$151,584	$70,055
Cash and cash equivalents	149,608	67,552
Restricted cash	1,976	2,503
Cash and cash equivalents and restricted cash at end of period	$151,584	$70,055
Supplemental schedule of noncash investing and financing information
Issuance costs included in accounts payable	$380	$—
Remeasurement of operating lease right-of-use assets	$—	$8,004
Property and equipment in accounts payable, accrued expenses and other current liabilities	$—	$17
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $944.6 million as of March 31, 2024. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of March 31, 2024, the Company had cash, cash equivalents and short-term investments of $193.3 million, which the Company believes will be sufficient to fund its operations into late 2025.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgments are inherently uncertain, and actual results could differ from these estimates.
March 2024 Reverse Stock Split
On March 21, 2024, the Company effected a 1-for-10 reverse stock split of its common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split.
All equity related information including per share amounts for all periods presented in these financial statements and the notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

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
Level 1 securities consist of highly liquid money market funds. U.S. government and agency securities and commercial paper are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.
The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$5,333	$—	$—	$5,333
Level 2:
Commercial paper	142,377	—	(78)	142,299
U.S. government and agency securities	35,485	—	(11)	35,474
Total cash equivalents and short-term investments	183,195	—	(89)	183,106
Less: Cash equivalents	(139,451)	—	65	(139,386)
Total short-term investments	$43,744	$—	$(24)	$43,720

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,204	$—	$—	$10,204
Level 2:
Commercial paper	64,693	—	(35)	64,658
U.S. government and agency securities	17,616	4	(17)	17,603
Total cash equivalents and short-term investments	92,513	4	(52)	92,465
Less: Cash equivalents	(70,972)	—	33	(70,939)
Total short-term investments	$21,541	$4	$(19)	$21,526
As of March 31, 2024, the stated maturities of the Company’s investments portfolio are generally less than one year, except for $2.9 million that have remaining maturities between one and two years. The Company classifies its investments as short-term marketable securities even though the stated maturities may be one year or more beyond of the current balance sheet date as the Company has the ability to sell these securities at any time for use in current operations. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2024 and December 31, 2023 was $174.9 million and $71.3 million, respectively, which are highly liquid funds with high credit ratings that have final maturity of less than two years from date of purchase. The Company has not recorded an allowance for credit losses as of March 31, 2024 and December 31, 2023 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at March 31, 2024 and December 31, 2023. The Company held 41 securities that were in unrealized loss positions as of March 31, 2024. There were no individual securities that were in a significant unrealized loss position as of March 31, 2024 and December 31, 2023. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company had not recorded any impairment charges on available-for-sale securities as of March 31, 2024 and December 31, 2023.
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
In February 2023, Lexeo notified the Company that it achieved the first development milestone; accordingly, the Company is eligible to receive additional payments. Therefore, the Company recognized $3.5 million of license revenue during the three months ended March 31, 2023. No milestones were achieved and no license revenue was recognized during the three months ended March 31, 2024.

5. Leases
Redwood City
The Company has a lease for facilities in Redwood City, California (“Redwood City Premises”), which expires December 31, 2031, with an option to extend for a period of eight years. Related to this lease, the Company provided the landlord with a letter of credit, as amended, in the amount of $1.9 million, which is classified as restricted cash under long term assets on the Company’s condensed consolidated balance sheets.
Prior to September 30, 2023, the Company had two facility leases in Redwood City. In March 2023, the Company entered into an amendment to accelerate the expiration of the lease for one of the facilities in its Redwood City Premises from December 31, 2031 to September 30, 2023. Concurrently, the Company entered into an agreement for additional tenant improvement allowance towards its other Redwood City Premises. The Company accounted for this amendment as a lease modification in accordance with ASC 842-10-25-11(d). As a result of the modification the Company revalued the lease liability based on the new and remaining lease terms, which resulted in a reduction to the lease liability of $8.3 million, and recognized the remeasurement to the lease liabilities as an adjustment to the right-of-use asset. The estimated value of non-cash consideration, composed primarily of leasehold improvements and furniture and fixtures, was $14.9 million, which was fully amortized as of September 30, 2023. There was no charge recognized in the consolidated statement of operations.
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
Sublease income was $1.3 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, which was classified as a reduction of rent expense in general and administrative expense.

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Laboratory equipment	$14,788	$14,638
Leasehold improvements	13,586	13,586
Computer equipment and software	901	868
Construction in progress	—	184
Total property and equipment	29,275	29,276
Less: Accumulated depreciation and amortization	(15,509)	(14,512)
Property and equipment, net	$13,766	$14,764

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Employee compensation	$4,169	$8,040
Accrued nonclinical, clinical and process development costs	3,298	3,367
Accrued professional services	674	351
State income tax payable	109	101
Other	910	725
Total accrued expenses and other current liabilities	$9,160	$12,584
7. Stockholders' Equity
February 2024 Private Placements
On February 7, 2024, the Company entered into a securities purchase agreement, pursuant to which the Company sold 10.5 million shares of its common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 75,000 shares of common stock (the “Pre-Funded Warrants”) to certain institutional and accredited investors in a private placement. The purchase price per share was $12.00, or $11.999 per Pre-Funded Warrant, which represents the purchase price per share minus the $0.001 per share exercise price of each Pre-Funded Warrant. Such Pre-Funded Warrants can be exercised at any time and have no expiration date.
The exercise of the outstanding Pre-Funded Warrants is subject to a beneficial ownership limitation of 9.99%. The Pre-Funded Warrants were classified as a component of stockholders' equity. As of March 31, 2024, none of the Pre-Funded Warrants had been exercised.
Concurrently, the Company also entered into a securities purchase agreement with two directors of the Company (together with the private placement to certain institutional and accredited investors, the “Private Placements”). The Company issued and sold 23,000 shares at $13.50 per share on otherwise substantially the same terms as those set forth in the Securities Purchase Agreement.
At the close of the Private Placements on February 7, 2024, the Company received total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses.
Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2023	2,303	$48.71
Options granted	557	18.51
Options exercised	(14)	10.14
Options forfeited	(86)	28.44
Balance at March 31, 2024	2,760	$43.43
Exercisable as of March 31, 2024	1,253	$73.42

Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2023	154	$21.73
Granted	73	19.21
Vested and released	(25)	27.41
Forfeited	(4)	10.81
Outstanding at March 31, 2024	198	$20.33
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Research and development	$1,120	$1,381
General and administrative	3,046	3,182
Total stock-based compensation expense	$4,166	$4,563
8. Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. Outstanding stock options, RSUs and rights under the employee stock purchase plan (“ESPP”) are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
For the three months ended March 31, 2024, the pre-funded warrants to purchase the Company's shares of common stock issued in the Private Placements were included in the basic and diluted net loss per share calculation as the exercise price is non-substantive and virtually assured.
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31, 2024	March 31, 2023
	(In thousands)
Stock options	2,760	2,331
Restricted stock units	198	173
ESPP	42	115
	3,000	2,619

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 18, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking and other statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.
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
In November 2018, we initiated the OPTIC trial, designed as an open-label, dose-ranging trial evaluating the safety and efficacy of Ixo-vec in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment experienced and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. OPTIC was a two-year trial, which the last subject completed in June 2022, and we continue to follow subjects in the OPTIC extension trial for an additional three years, for a total of five years. Through the most recent data cutoff date of August 23, 2023, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, including maintenance of mean best-corrected visual acuity (“BCVA”) and maintenance to improvement of mean central subfield thickness (“CST”), currently out to three years, and stable aflibercept protein levels through the latest reported follow-up, which is currently up to 4.5 years. Ixo-vec has been generally well tolerated, with the most common adverse events being dose-dependent adeno-associated virus (“AAV”) associated ocular inflammation that has been responsive to topical corticosteroid therapy.
In September 2022, we dosed the first subject in our LUNA Phase 2 trial of Ixo-vec. The LUNA trial is a multicenter, double-masked, randomized, parallel-group trial evaluating two doses of Ixo-vec - 2E11, the lower dose used in the OPTIC trial, and a new, lower 6 x 10^10 vg/eye dose (“6E10”) dose. In addition, LUNA will assess enhanced prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. The endpoints are similar to the OPTIC trial and focus on mean change in BCVA, CST and treatment burden from baseline to one year, and incidence and severity of adverse events. In August 2023, we announced that LUNA was fully enrolled, with a total of 60 subjects randomized equally between the 2E11 and 6E10 doses.

In February 2024, we announced LUNA preliminary safety and efficacy data suggesting that both the 2E11 and 6E10 doses demonstrated maintenance of visual and anatomic outcomes. Notably, both doses resulted in favorable reductions in annualized anti-VEGF injections and the percentage of subjects remaining free of injections, consistent with results observed in the OPTIC trial. In those subjects who had completed 26 weeks of follow-up, at the 6E10 (n=19) and 2E11 (n=20) doses, Ixo-vec demonstrated reduction in annualized anti-VEGF injection rates of 90% and 94%, respectively, and injection free rates of 68% and 85%, respectively. In addition, Ixo-vec was well-tolerated, and when present intraocular inflammation was responsive to per-protocol local corticosteroids. Preliminary data suggest that Ozurdex® plus difluprednate eye drops may be a promising prophylactic regimen for future pivotal studies. In this potential “go-forward” regimen, the vast majority of patients had no inflammation, with over 90% of these patients having no or minimal inflammation. We plan to initiate a Phase 3 clinical trial of Ixo-vec in wet AMD in the first half of 2025.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of March 31, 2024, we had an accumulated deficit of $944.6 million. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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

On March 21, 2024, we effected a 1-for-10 reverse stock split of our common stock. The par value and the authorized shares of our common stock were not adjusted as a result of the reverse stock split. All equity-related information including per share amounts for all periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect this reverse stock split.
As of March 31, 2024, we had $193.3 million in cash, cash equivalents and short-term investments. On February 7, 2024, we completed a private placement of 10.5 million shares of our common stock and, in lieu of common stock, prefunded warrants to purchase an aggregate of 75,000 shares of common stock (the “Pre-Funded Warrants”) to certain institutional and accredited investors and a concurrent private placement to certain directors of 23,000 shares of our common stock for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses (the “Private Placements”). We believe that our cash, cash equivalents and short-term investments are sufficient to fund our planned operations into late 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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
There have been no significant changes in our critical accounting judgments and estimates during the three months ended March 31, 2024 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K filed with the SEC on March 18, 2024.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
	(In thousands)
License revenue	$—	$3,600	$(3,600)
Operating expenses:
Research and development	15,410	21,059	(5,649)
General and administrative	11,429	12,780	(1,351)
Total operating expenses	26,839	33,839	(7,000)
Operating loss	(26,839)	(30,239)	3,400
Other income, net	2,052	1,200	852
Net loss before income taxes	(24,787)	(29,039)	4,252
Income tax provision	—	(17)	17
Net loss	$(24,787)	$(29,056)	$4,269
License Revenue
The $3.6 million of license revenue for the three months ended March 31, 2023 was primarily related to a milestone payment received from Lexeo Therapeutics, Inc. (“Lexeo”) pursuant to a license agreement we had entered into with Lexeo in January 2021, pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and knowhow associated with our Friedreich’s Ataxia program.
Research and Development Expense
The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Increase/ (Decrease)
	2024	2023
	(In thousands)
Direct research and development expenses:
Ixo-vec	$3,731	$6,557	$(2,826)
Other programs	620	1,652	(1,032)
Indirect research and development expenses:
Personnel related (including stock-based compensation)	8,124	8,850	(726)
Facilities and other unallocated research and development expenses	2,935	4,000	(1,065)
Total research and development expenses	$15,410	$21,059	$(5,649)

Research and development expense decreased by $5.6 million to $15.4 million for the three months ended March 31, 2024 from $21.1 million for the three months ended March 31, 2023. This overall decrease was primarily related to a decrease of $2.8 million in spending on Ixo-vec due to completion of two clinical trials, a decrease of $1.1 million in facilities expenses driven by a lease termination in the prior year, a decrease of $1.0 million in other programs arising from license costs driven by the Lexeo revenue, and a decrease of $0.7 million in personnel-associated costs due to restructuring expense in the prior year. Stock-based compensation expense included in research and development expenses was $1.1 million for the three months ended March 31, 2024, compared to $1.4 million for the three months ended March 31, 2023.
For the periods presented, our research and development activities were attributable to our Ixo-vec and earlier-stage research programs. We expect that research and development expenses will fluctuate in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased $1.4 million to $11.4 million for the three months ended March 31, 2024 from $12.8 million for the three months ended March 31, 2023, primarily related to $0.7 million in depreciation on leasehold improvements driven by a lease termination in the prior year, $0.5 million in costs related to consultants and contractors, and decreases of $0.3 million in facilities costs. Stock-based compensation expense included in general and administrative expenses was $3.0 million for the three months ended March 31, 2024, compared to $3.2 million for the three months ended March 31, 2023.
Other Income, Net
Other income, net was $2.1 million for the three months ended March 31, 2024 and $1.2 million for the three months ended March 31, 2023 as a result of higher average invested balances.
Income Tax Provision
We recognized no income tax provision for the three months ended March 31, 2024, and $17,000 for the three months ended March 31, 2023, related to foreign operations.
Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of March 31, 2024, we had an accumulated deficit of $944.6 million. As of March 31, 2024, we had $193.3 million in cash, cash equivalents and short-term investments compared to $96.5 million as of December 31, 2023. On February 7, 2024, we completed Private Placements of 10.6 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 75,000 shares of common stock for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses. Additionally, we are party to a sales agreement (the “Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may, from time to time, sell up to an aggregate amount of $100.0 million of our common stock through Cowen in an “at-the-market” offering. We are not required to sell shares under the Sales Agreement. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold pursuant to the Sales Agreement. As of May 9, 2024, no sales have been made pursuant to the Sales Agreement. We believe that our existing cash and cash equivalents and short-term investments as of March 31, 2024 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into late 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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
Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(23,245)	$(22,412)
Net cash (used in) provided by investing activities	(22,027)	21,533
Net cash provided by financing activities	119,880	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$74,608	$(879)
Cash Used in Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $23.2 million, primarily as a result of net loss of $24.8 million due to our continued research and development activities, partially offset by $5.3 million of non-cash charges mainly related to $4.2 million of stock-based compensation expense, $1.0 million of depreciation and amortization expenses, $0.5 million of non-cash lease expense, and by $3.8 million of change in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
During the three months ended March 31, 2023, net cash used in operating activities was $22.4 million, primarily as a result of net loss of $29.1 million due to the continued activities developing our product candidates, partially offset by $6.6 million of non-cash charges mainly related to $4.6 million of stock-based compensation expense and $1.6 million of depreciation and amortization expenses.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 consisted of $21.9 million of net purchases from our marketable securities and $0.1 million of purchases of property and equipment.
Net cash provided by investing activities for the three months ended March 31, 2023 consisted of $21.6 million of maturities from our marketable securities, partially offset by $0.1 million of purchases of property and equipment.

Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 consisted mainly of $119.7 million of proceeds from issuance of common stock and pre-funded warrants in the Private Placements and $0.1 million of proceeds from the exercise of stock options.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On April 9, 2024, the Delaware Court of Chancery entered an Order and Final Judgment approving settlement of a stockholder derivative action (Pazyuk v. Machado, et al., C.A. No. 2022-1062-MTZ), pursuant to which we agreed to implement and maintain certain limits to our non-employee director compensation policy, to be in effect for three years: (i) a $150,000 cap on non-employee director annual compensation while our market capitalization is below $250 million, (ii) a $250,000 cap on non-employee director annual compensation while our market capitalization is greater than $250 million and less than $500 million, (iii) a $400,000 cap on non-employee director annual compensation while our market capitalization is greater than $500 million and less than $1 billion, (iv) a $475,000 cap on non-employee director annual compensation while our market capitalization is greater than $1 billion and (v) a limit on the grant date fair value of one-time equity awards made to new directors equal to two times the grant date fair value of the annual option grant award made to continuing non-employee directors.
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
Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, dose-related intraocular inflammation is a known side effect of Ixo-vec administration, but the duration of inflammation caused by Ixo-vec, our ability to prevent or manage that inflammation using corticosteroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. Our LUNA trial is evaluating prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. In February 2024, we announced LUNA preliminary safety and efficacy data. Ixo-vec was well-tolerated, and when present intraocular inflammation was responsive to per protocol local corticosteroids. Preliminary data suggest that Ozurdex® plus difluprednate eye drops may be a promising prophylactic regimen for future pivotal studies. The use of an Ozurdex® plus difluprednate eye drop prophylactic regimen may not be as successful in managing or mitigating inflammation in future, larger clinical trials or commercial use, and our reliance on the availability of these corticosteroids makes us vulnerable to drug shortage or other supply problems.

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
Before a clinical trial can begin to enroll at a clinical site, the site’s Institutional Review Board (“IRB”) or Ethics Committee and its Institutional Biosafety Committee must review the proposed clinical trial to assess the appropriateness to conduct the clinical trial at that site. In addition, adverse events in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory authorities outside the U.S. to change the requirements for human research on or for approval of any of our product candidates.
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
Further, if patients and investigators are unwilling to participate in our gene therapy studies because of the dose-limiting toxicity at the 6E11 dose tested in the INFINITY trial, negative publicity from other adverse events in the biotechnology or gene therapy sector, inadequate results in our nonclinical studies or clinical trials, or for other reasons, including competitive clinical trials for similar patient populations or available approved therapies, our recruitment of patients, or conduct of clinical trials and ability to obtain regulatory approval of our product candidates may be hindered.
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
The EMA granted Ixo-vec Priority Medicines (“PRIME”) designation in June 2022 for the treatment of wet AMD. PRIME is a program launched by the EMA to enhance support for research on and development of medicines that have demonstrated the potential to target a significant unmet medical need on the basis of data showing a meaningful improvement of clinical outcomes. This regulatory program offers sponsors enhanced interaction and early dialogue with the EMA and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible.
The United Kingdom’s MHRA granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in April 2023. ILAP is a new pathway supporting innovative approaches to the safe, timely, and efficient development of medicines aiming to accelerate the time to market, facilitating patient access to medicines. ILAP is comprised of the Innovation Passport designation and a Target Development Profile and provides applicants with access to a toolkit to support the design, development and approvals process. The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies, including the All Wales Therapeutics and Toxicology Centre, the National Institute for Health and Care Excellence, and the Scottish Medicines Consortium to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom (“UK”).
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
As our product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation, and manufacturing sites are altered along the way in an effort to optimize yield and manufacturing batch size, reduce costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.
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
If we or our third-party contractors fail to maintain regulatory compliance, the FDA or other regulatory authorities outside the U.S. can impose regulatory sanctions including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.
Additionally, if the service provided by an approved manufacturing or testing contractor is interrupted, there could be a significant disruption in commercial supply. Alternative contractors could need to be qualified through a BLA supplement, which could result in further delay. The regulatory authorities may also require additional studies showing comparability between approved product or testing, and product or testing provided after a contractor change, if a new manufacturing or testing contractor is relied upon for commercial production. Changing contractors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. The policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
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
On January 31, 2020, the UK withdrew from the European Union (“EU”), commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. The UK-EU Trade and Cooperation Agreement, which has applied since the end of the Transition Period, provides for tariff-free trade of goods, but not services, between the UK and the EU. There may, however, be additional non-tariff costs which did not exist prior to the end of the Transition Period. Further, should the UK further diverge from the EU from a regulatory perspective in relation to medical products, tariffs could be put into place in the future.
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
We currently have one product candidate in clinical trials. Before we can initiate clinical trials for other product candidates in the U.S., we need to submit the results of nonclinical testing to the FDA, along with other information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. Similar requirements may apply to conduct clinical trials outside the U.S. We may rely in part on nonclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions or comparable foreign applications and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary nonclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA or other regulatory authorities outside the U.S. may require us to conduct additional nonclinical testing for any of our product candidates before they allow us to initiate clinical trials under any IND or equivalent, or at any stage of clinical development of Ixo-vec or other new product candidates based on concerns that arise as the clinical program progresses or if significant manufacturing process changes are made to the program, which may lead to additional delays and increase the costs of our nonclinical development. Delays with any regulatory authority or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any clinical trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or terminations related to:
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

Certain provisions of the Affordable Care Act have been subject to executive, Congressional, and judicial challenges as well as efforts to repeal, replace, or otherwise modify them or alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act (“TCJA”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, policies that undermine protections for people with pre-existing conditions, demonstrations and waivers under Medicaid and the Affordable Care Act that may reduce coverage or undermine the programs thereunder, including work requirements, and policies that make it more difficult to access health benefits through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. Any such changes could affect the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.
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
Legislators, policymakers and healthcare insurance funds in the EU and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payers. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
The effort to identify patients with diseases we seek to treat is in its early stages. We cannot accurately predict the number of patients for whom treatment for wet AMD using Ixo-vec or any of our other product candidates might be possible or whether the FDA or other regulatory authorities outside the U.S. may approve indications for Ixo-vec or any of our other product candidates that are more limited than we expect due to efficacy or safety concerns. For example, some patients have neutralizing antibodies at titer levels that may prevent them from benefiting from Ixo-vec. If this patient population is larger than we estimate, the market for Ixo-vec may be smaller than we anticipate, and our future revenue may be adversely affected. In addition, we expect prophylactic corticosteroid treatment will be required to manage inflammation associated with treatment with Ixo-vec, and certain patients cannot be treated with prophylactic corticosteroids. If this proportion of the patient population is larger than we estimate, the market for Ixo-vec may be smaller than we anticipate. Additionally, the potentially addressable patient population may be limited or may not be amenable to treatment with our product candidates for other reasons, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
Under the TCJA, federal net operating losses (“NOL”) incurred in taxable years beginning after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs for taxable years beginning after 2020 is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We may have experienced an ownership change as a result of the August 2020 underwritten public offering of our common stock and/or the February 2024 private placements of shares of common stock and pre-funded warrants, and may in the future experience ownership changes from future offerings or other changes in the ownership of our stock.
As a result, the amount of the NOLs and research credit carryforwards presented in our condensed consolidated financial statements could be limited and may expire unutilized. In addition, state suspensions of the ability to use NOLs, and research credits, may limit our ability to use our NOLs and research credits to offset state taxable income and taxes.
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
Even though we remediated this material weakness as of December 31, 2023, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our condensed consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Restated Certificate of Incorporation.	001-36579	8-K	March 20, 2024	3.2

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Registration Rights Agreement, dated February 5, 2024, by and among Adverum Biotechnologies, Inc. and the investors party thereto.	001-36579	8-K	February 5, 2024	10.2

4.3	Form of Pre-Funded Warrant.	001-36579	8-K	February 5, 2024	4.1

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: May 9, 2024	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Linda Rubinstein
Linda Rubinstein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)