Form 10-Q
period 2024-06-30
Adverum Biotechnologies, Inc.
filed 2024-08-12
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2024, there were 20,800,903 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$127,321	$75,000
Short-term investments	46,506	21,526
Prepaid expenses and other current assets	5,591	6,247
Total current assets	179,418	102,773
Operating lease right-of-use assets	51,237	52,266
Property and equipment, net	13,047	14,764
Restricted cash	1,976	1,976
Deferred rent receivable	6,963	—
Deposit and other long-term assets	1,162	1,231
Total assets	$253,803	$173,010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,973	$1,921
Accrued expenses and other current liabilities	9,912	12,584
Lease liability, current portion	10,576	10,409
Total current liabilities	22,461	24,914
Long-term liabilities:
Lease liability, net of current portion	63,313	64,627
Total liabilities	85,774	89,541
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	1
Additional paid-in capital	1,131,592	1,003,718
Accumulated other comprehensive loss	(525)	(473)
Accumulated deficit	(963,040)	(919,777)
Total stockholders’ equity	168,029	83,469
Total liabilities and stockholders’ equity	$253,803	$173,010
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
License revenue	$—	$—	$—	$3,600
Operating expenses:
Research and development	17,097	20,599	32,507	41,658
General and administrative	3,785	12,466	15,214	25,246
Total operating expenses	20,882	33,065	47,721	66,904
Operating loss	(20,882)	(33,065)	(47,721)	(63,304)
Other income, net	2,406	1,576	4,458	2,776
Net loss before income taxes	(18,476)	(31,489)	(43,263)	(60,528)
Income tax provision	—	(21)	—	(38)
Net loss	(18,476)	(31,510)	(43,263)	(60,566)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(2)	198	(43)	937
Foreign currency translation adjustment	10	(5)	(9)	(12)
Comprehensive loss	$(18,468)	$(31,317)	$(43,315)	$(59,641)
Net loss per share — basic and diluted	$(0.89)	$(3.13)	$(2.31)	$(6.02)
Weighted-average common shares used to compute net loss per share - basic and diluted	20,852	10,077	18,713	10,054
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	10,143	$1	$1,003,718	$(473)	$(919,777)	$83,469
Stock-based compensation expense	—	—	4,166	—	—	4,166
Issuance of common stock and pre-funded warrants for cash in private placements, net of issuance costs of $8,449	10,573	1	119,360	—	—	119,361
Common stock issued upon exercise of stock options	14	—	139	—	—	139
Common stock issued upon release of restricted stock units	25	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(19)	—	(19)
Unrealized loss on marketable securities, net	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(24,787)	(24,787)
Balance at March 31, 2024	20,755	2	1,127,383	(533)	(944,564)	182,288
Stock-based compensation expense	—	—	3,945	—	—	3,945
Common stock issued upon release of restricted stock units	2	—	—	—	—	—
Common stock issued under employee stock purchase plan	44	—	264	—	—	264
Foreign currency translation adjustments	—	—	—	10	—	10
Unrealized loss on marketable securities, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(18,476)	(18,476)
Balance at June 30, 2024	20,801	$2	$1,131,592	$(525)	$(963,040)	$168,029

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	10,012	$1	$985,660	$(1,531)	$(802,612)	$181,518
Stock-based compensation expense	—	—	4,563	—	—	4,563
Common stock issued upon release of restricted stock units	45	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities, net	—	—	—	739	—	739
Net loss	—	—	—	—	(29,056)	(29,056)
Balance at March 31, 2023	10,057	1	990,223	(799)	(831,668)	157,757
Stock-based compensation expense	—	—	4,469	—	—	4,469
Common stock issued under employee stock purchase plan	42	—	246	—	—	246
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Unrealized gain on marketable securities, net	—	—	—	198	—	198
Net loss	—	—	—	—	(31,510)	(31,510)
Balance at June 30, 2023	10,099	$1	$994,938	$(606)	$(863,178)	$131,155
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(43,263)	$(60,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,953	3,126
Stock-based compensation expense	8,111	9,032
Net accretion of discount on marketable securities	(775)	(1,675)
Non-cash lease expense	1,029	6,936
Other	(9)	(306)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	656	775
Deposit and other long-term assets and deferred rent receivable	(6,894)	105
Accounts payable	(111)	(944)
Accrued expenses and other liabilities	(2,639)	(525)
Lease liability	(1,147)	(1,619)
Net cash used in operating activities	(43,089)	(45,661)
Cash flows from investing activities:
Purchases of marketable securities	(49,448)	(20,232)
Maturities of marketable securities	25,200	108,909
Purchases of property and equipment	(106)	(121)
Net cash (used in) provided by investing activities	(24,354)	88,556
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placements, net of issuance costs	119,361	—
Proceeds from issuance of common stock pursuant to option exercises	139	—
Payment of deferred offering costs	—	(238)
Proceeds from employee stock purchase plan	264	246
Net cash provided by financing activities	119,764	8
Net increase in cash and cash equivalents and restricted cash	52,321	42,903
Cash and cash equivalents and restricted cash at beginning of period	76,976	70,934
Cash and cash equivalents and restricted cash at end of period	$129,297	$113,837
Cash and cash equivalents	127,321	111,187
Restricted cash	1,976	2,650
Cash and cash equivalents and restricted cash at end of period	$129,297	$113,837
Supplemental schedule of noncash investing and financing information
Deferred offering costs included in accounts payable and accrued expenses	$—	$107
Remeasurement of operating lease right-of-use assets	$—	$13,711
Property and equipment in accounts payable, accrued expenses and other current liabilities	$221	$496
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $963.0 million as of June 30, 2024. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of June 30, 2024, the Company had cash, cash equivalents and short-term investments of $173.8 million, which the Company believes will be sufficient to fund its operations into late 2025.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$161	$—	$—	$161
Level 2:
Commercial paper	127,060	—	(69)	126,991
U.S. government and agency securities	38,133	1	(22)	38,112
Total cash equivalents and short-term investments	165,354	1	(91)	165,264
Less: Cash equivalents	(118,814)	—	56	(118,758)
Total short-term investments	$46,540	$1	$(35)	$46,506

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,204	$—	$—	$10,204
Level 2:
Commercial paper	64,693	—	(35)	64,658
U.S. government and agency securities	17,616	4	(17)	17,603
Total cash equivalents and short-term investments	92,513	4	(52)	92,465
Less: Cash equivalents	(70,972)	—	33	(70,939)
Total short-term investments	$21,541	$4	$(19)	$21,526
As of June 30, 2024, the stated maturities of the Company’s investments portfolio are generally less than one year. The Company classifies its investments as short-term marketable securities even though the stated maturities may be one year or more beyond of the current balance sheet date as the Company has the ability to sell these securities at any time for use in current operations. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2024 and December 31, 2023 was $160.2 million and $71.3 million, respectively, which are highly liquid funds with high credit ratings that have final maturities of less than two years from date of purchase. The Company has not recorded an allowance for credit losses as of June 30, 2024 and December 31, 2023 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at June 30, 2024 and December 31, 2023. The Company held 45 securities that were in unrealized loss positions as of June 30, 2024. There were no individual securities that were in a significant unrealized loss position as of June 30, 2024 and December 31, 2023. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company had not recorded any impairment charges on available-for-sale securities as of June 30, 2024 and December 31, 2023.
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
In February 2023, Lexeo notified the Company that it achieved the first development milestone; accordingly, the Company is eligible to receive additional payments. Therefore, the Company recognized $3.5 million of license revenue during the six months ended June 30, 2023. No milestones were achieved and no license revenue was recognized during the six months ended June 30, 2024.

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
During the year ended December 31, 2022, management reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. At that time, management assessed the collectability to be less than probable and recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment during the year ended December 31, 2022. Deferred rent receivable was zero as of December 31, 2023. During the three months ended June 30, 2024, given the recent funding obtained by the subtenant, management reassessed the probability of the collection of the deferred rent receivable from the subtenant over the remaining term of the sublease. The Company assessed the collectibility to be probable and recognized a cumulative catch-up adjustment for the difference between the straight-line lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized from lease commencement to date. Consequently, the Company has recognized $7.0 million in sublease income, representing the straight-line sublease income since inception less sublease income recognized as of June 30, 2024. This adjustment decreased general and administrative expense and net loss by $7.0 million and resulted in a $0.33 and $0.37 reduction in the Company’s basic and diluted net loss per common share for the three and six months ended June 30, 2024, respectively. Excluding the adjustment, the net loss and net loss per common share for the three and six months ended June 30, 2024 would have been $25.4 million and $50.2 million and $1.22 and $2.68 per share, respectively. This change is not expected to have a material effect in future periods.
Sublease income was $8.2 million and $9.6 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively, and was classified as a reduction of rent expense in general and administrative expense.

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Laboratory equipment	$14,876	$14,638
Leasehold improvements	13,586	13,586
Computer equipment and software	900	868
Construction in progress	33	184
Total property and equipment	29,395	29,276
Less: Accumulated depreciation and amortization	(16,348)	(14,512)
Property and equipment, net	$13,047	$14,764

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Employee compensation	$5,332	$8,040
Accrued nonclinical, clinical and process development costs	3,212	3,367
Accrued professional services	658	351
State income tax payable	79	101
Other	631	725
Total accrued expenses and other current liabilities	$9,912	$12,584
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
The exercise of the outstanding Pre-Funded Warrants is subject to a beneficial ownership limitation of 9.99%. The Pre-Funded Warrants were classified as a component of stockholders' equity. As of June 30, 2024, none of the Pre-Funded Warrants had been exercised.
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

Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2023	2,303	$48.71
Options granted	776	15.44
Options exercised	(14)	10.14
Options forfeited	(192)	38.94
Balance at June 30, 2024	2,873	$40.55
Exercisable as of June 30, 2024	1,350	$68.71
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2023	154	$21.73
Granted	75	18.81
Vested and released	(27)	27.32
Forfeited	(16)	14.02
Outstanding at June 30, 2024	186	$20.41
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Research and development	$1,088	$1,380	$2,208	$2,761
General and administrative	2,857	3,089	5,903	6,271
Total stock-based compensation expense	$3,945	$4,469	$8,111	$9,032
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
For the three and six months ended June 30, 2024, the pre-funded warrants to purchase the Company's shares of common stock issued in the Private Placements were included in the basic and diluted net loss per share calculation as the exercise price is non-substantive and virtually assured.

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2024	June 30, 2023
	(In thousands)
Stock options	2,873	2,351
Restricted stock units	186	173
ESPP	21	25
	3,080	2,549

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

In July 2024, we announced LUNA landmark 26-week interim analysis safety and efficacy data suggesting that both the 2E11 and 6E10 doses demonstrated maintenance of visual and anatomic outcomes. Notably, both doses resulted in favorable reductions in annualized anti-VEGF injections and the percentage of subjects remaining free of injections, consistent with results observed in the OPTIC trial. In addition, Ixo-vec was well tolerated. We have selected 6E10 as the Ixo-vec dose for Phase 3 pivotal trials. We have also affirmed that we intend to move ahead with a local prophylactic corticosteroid regimen – either difluprednate eye drops alone or difluprednate eye drops plus Ozurdex® (IVT dexamethasone) – for Phase 3. Both local prophylactic corticosteroid regimens have performed well in LUNA. We intend to announce our choice of prophylactic regimen for Phase 3 before year end. In addition, in a pre-specified patient preference survey, the vast majority of LUNA patients preferred Ixo-vec over their prior anti-VEGF injections and would opt to receive Ixo-vec in the second eye if they had wet AMD in both eyes. We plan to initiate a Phase 3 clinical trial of Ixo-vec in wet AMD in the first half of 2025.

Regulatory Designations for Ixo-vec
In September 2018, we announced that the FDA had granted Ixo-vec Fast Track designation. Fast Track is a process designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and fill unmet medical needs. In June 2022, we announced that the European Medicines Agency (“EMA”) had granted Ixo-vec Priority Medicines (“PRIME”) designation. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. In April 2023, we announced that the Medicines and Healthcare Products Regulatory Agency (“MHRA”) had granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”). The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom (“UK”). In August 2024, we announced that the FDA had granted Ixo-vec Regenerative Medicine Advanced Therapy (“RMAT”) designation. RMAT designation offers potential benefits that include increased collaboration with the FDA to accelerate development including the potential for Priority Review.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2024, we had an accumulated deficit of $963.0 million. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of June 30, 2024, we had $173.8 million in cash, cash equivalents and short-term investments. On February 7, 2024, we completed a private placement of 10.5 million shares of our common stock and, in lieu of common stock, prefunded warrants to purchase an aggregate of 75,000 shares of common stock (the “Pre-Funded Warrants”) to certain institutional and accredited investors and a concurrent private placement to certain directors of 23,000 shares of our common stock for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses (the “Private Placements”). We believe that our cash, cash equivalents and short-term investments are sufficient to fund our planned operations into late 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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
At this time, we cannot reasonably estimate the nature, timing or aggregate costs of the efforts that will be necessary to complete the development of any of our product candidates. The successful development and commercialization of a product candidate is highly uncertain, and clinical development timelines, the probability of success, and development and commercialization costs can differ materially from expectations. Our spending may increase as we advance into Phase 3 pivotal trials and undertake additional projects including, but not limited to, validation of the commercial process for FDA biologics license application (“BLA”) approval.
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

Leases
During the year ended December 31, 2022, we reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. At that time, we assessed the collectability to be less than probable and recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment during the year ended December 31, 2022. Deferred rent receivable was zero as of December 31, 2023. During the three months ended June 30, 2024, given the recent funding obtained by the subtenant, we reassessed the probability of the collection of the deferred rent receivable from the subtenant over the remaining term of the sublease. We assessed the collectibility to be probable and recognized a cumulative catch-up adjustment for the difference between the straight-line lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized from lease commencement to date. Consequently, we recognized $7.0 million in sublease income, representing the straight-line sublease income since inception less sublease income recognized as of June 30, 2024. This adjustment decreased general and administrative expense and net loss by $7.0 million and resulted in a $0.33 and $0.37 reduction in our basic and diluted net loss per common share for the three and six months ended June 30, 2024, respectively. Excluding the adjustment, the net loss and net loss per common share for the three and six months ended June 30, 2024 would have been $25.4 million and $50.2 million and $1.22 and $2.68 per share, respectively. This change is not expected to have a material effect in future periods.
Sublease income was $8.2 million and $9.6 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively, and was classified as a reduction of rent expense in general and administrative expense.
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
Except for the change in estimates related to the sublease income as described in this Quarterly Report on Form 10-Q, Part I, Item 1, Note 5, Leases, there have been no material changes to our critical accounting judgments and estimates during the three and six months ended June 30, 2024 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 18, 2024.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(In thousands)
License revenue	$—	$—	$—	$—	$3,600	$(3,600)
Operating expenses:
Research and development	$17,097	$20,599	$(3,502)	32,507	41,658	(9,151)
General and administrative	3,785	12,466	(8,681)	15,214	25,246	(10,032)
Total operating expenses	20,882	33,065	(12,183)	47,721	66,904	(19,183)
Operating loss	(20,882)	(33,065)	12,183	(47,721)	(63,304)	15,583
Other income, net	2,406	1,576	830	4,458	2,776	1,682
Net loss before income taxes	(18,476)	(31,489)	13,013	(43,263)	(60,528)	17,265
Income tax provision	—	(21)	21	—	(38)	38
Net loss	$(18,476)	$(31,510)	$13,034	$(43,263)	$(60,566)	$17,303
License Revenue
The $3.6 million of license revenue for the six months ended June 30, 2023 was primarily related to a milestone payment received from Lexeo Therapeutics, Inc. (“Lexeo”) pursuant to a license agreement we had entered into with Lexeo in January 2021, pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and knowhow associated with our Friedreich’s Ataxia program. No such revenue was recorded for the six months ended June 30, 2024.
Research and Development Expense
The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Increase/ (Decrease)	Six months ended June 30,		Increase/ (Decrease)
	2024	2023		2024	2023
	(In thousands)
Direct research and development expenses:
Ixo-vec	$5,895	$5,884	$11	$9,626	$12,441	$(2,815)
Other programs	760	170	590	1,380	1,821	(441)
Indirect research and development expenses:
Personnel related (including stock-based compensation)	7,505	8,152	(647)	15,629	17,002	(1,373)
Facilities and other unallocated research and development expenses	2,937	6,393	(3,456)	5,872	10,394	(4,522)
Total research and development expenses	$17,097	$20,599	$(3,502)	$32,507	$41,658	$(9,151)
Research and development expense decreased by $3.5 million to $17.1 million for the three months ended June 30, 2024 from $20.6 million for the three months ended June 30, 2023. This overall decrease was primarily related to a decrease of $3.5 million in facilities expenses driven by a lease termination in the prior year and a decrease of $0.6 million in personnel-associated costs due to restructuring expense in the prior year, partially offset by an increase of $0.6 million in research and development expenses related to other programs. Stock-based compensation expense included in research and development expenses was $1.1 million for the three months ended June 30, 2024, compared to $1.4 million for the three months ended June 30, 2023.

Research and development expense decreased by $9.2 million to $32.5 million for the six months ended June 30, 2024 from $41.7 million for the six months ended June 30, 2023. This overall decrease was primarily related to a decrease of $4.5 million in facilities expenses driven by a lease termination in the prior year, a decrease of $2.8 million in spending on Ixo-vec as enrollment in the Phase 2 clinical trial was completed in the prior year, a decrease of $1.4 million in personnel-associated costs due to restructuring expense and severance payments in the prior year, and a decrease of $0.4 million in research and development expenses related to other programs as we prioritized our efforts on the clinical development of Ixo-vec. Stock-based compensation expense included in research and development expenses was $2.2 million for the six months ended June 30, 2024, compared to $2.8 million for the six months ended June 30, 2023.
For the periods presented, our research and development activities were attributable to our Ixo-vec and earlier-stage research programs. We expect that research and development expenses will fluctuate in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased $8.7 million to $3.8 million for the three months ended June 30, 2024 from $12.5 million for the three months ended June 30, 2023, primarily related to decreases of $8.7 million in facilities expenses driven mainly by a $7.0 million cumulative catch-up adjustment of sublease income and a $1.7 million decrease in rent expense due to lease termination in the prior year, $0.7 million in depreciation on leasehold improvements driven by a lease termination in the prior year, and a decrease of $0.3 million in insurance driven by lower premiums. These decreases were partially offset by increases of $0.7 million in personnel-associated costs and $0.3 million in costs related to professional services. Stock-based compensation expense included in general and administrative expenses was $2.9 million for the three months ended June 30, 2024, compared to $3.1 million for the three months ended June 30, 2023.
General and administrative expense decreased $10.0 million to $15.2 million for the six months ended June 30, 2024 from $25.2 million for the six months ended June 30, 2023, primarily related to decreases of $9.0 million in facilities expenses driven mainly by a $7.0 million cumulative catch-up adjustment of sublease income and a $2.0 million decrease in rent expense due to lease termination in the prior year, $1.4 million in depreciation on leasehold improvements driven by a lease termination in the prior year, $0.7 million in costs related to consultants and contractors, and $0.4 million in insurance driven by lower premiums, partially offset by increases of $0.8 million in personnel-associated costs and $0.5 million in costs related to professional services. Stock-based compensation expense included in general and administrative expenses was $5.9 million for the six months ended June 30, 2024, compared to $6.3 million for the six months ended June 30, 2023.
Other Income, Net
Other income, net increased $0.8 million to $2.4 million for the three months ended June 30, 2024 from $1.6 million for the three months ended June 30, 2023, primarily driven by a $0.8 million increase in gain on investments as a result of higher average invested balances.
Other income, net increased $1.7 million to $4.5 million for the six months ended June 30, 2024 from $2.8 million for the six months ended June 30, 2023, primarily driven by a $1.7 million increase in gain on investments as a result of higher average invested balances.
Income Tax Provision
We recognized no income tax provision for the three and six months ended June 30, 2024, and $21,000 and $38,000 for the three and six months ended June 30, 2023, respectively, related to foreign operations.

Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of June 30, 2024, we had an accumulated deficit of $963.0 million. As of June 30, 2024, we had $173.8 million in cash, cash equivalents and short-term investments compared to $96.5 million as of December 31, 2023. On February 7, 2024, we completed Private Placements of 10.6 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 75,000 shares of common stock for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses. Additionally, we are party to a sales agreement (the “Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may, from time to time, sell up to an aggregate amount of $100.0 million of our common stock through Cowen in an “at-the-market” offering. We are not required to sell shares under the Sales Agreement. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold pursuant to the Sales Agreement. As of August 12, 2024, no sales have been made pursuant to the Sales Agreement. We believe that our existing cash and cash equivalents and short-term investments as of June 30, 2024 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into late 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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

Cash Flows

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(43,089)	$(45,661)
Net cash (used in) provided by investing activities	(24,354)	88,556
Net cash provided by financing activities	119,764	8
Net increase in cash and cash equivalents and restricted cash	$52,321	$42,903
Cash Used in Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $43.1 million, primarily as a result of net loss of $43.3 million due to our continued research and development activities and by $10.1 million of change in operating assets and liabilities, which increased due to deferred rent receivable recognized in the current quarter as well as fluctuations due to timing of expenses and payments; partially offset by $10.3 million of non-cash charges mainly related to $8.1 million of stock-based compensation expense, $2.0 million of depreciation and amortization expenses, and $1.0 million of non-cash lease expense.
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
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 consisted of $24.2 million of net purchases from our marketable securities and $0.1 million of purchases of property and equipment.
Net cash provided by investing activities for the six months ended June 30, 2023 consisted of $88.7 million of net maturities from our marketable securities, partially offset by $0.1 million of purchases of property and equipment related.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 consisted mainly of $119.4 million of proceeds from issuance of common stock and pre-funded warrants in the Private Placements, $0.3 million of proceeds from our employee stock purchase plan, and $0.1 million of proceeds from the exercise of stock options.
Net cash provided by financing activities for the six months ended June 30, 2023 consisted mainly of $0.2 million of payments for deferred offering costs, almost entirely offset by $0.2 million of proceeds from our employee stock purchase plan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

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
We currently have one product candidate in clinical trials, and if that product candidate is not successful, our business could be materially impacted. Our other product candidates are in the early stages of development and will require substantial nonclinical and/or clinical development and testing, manufacturing process improvement and validation, clinical studies and regulatory approval prior to commercialization. It is critical to our business to successfully develop and ultimately obtain regulatory approval for one or more of these product candidates. Our ability to commercialize our product candidates effectively will depend on several factors, including the following:
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
Of the large number of gene therapies, biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a BLA to the FDA or marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”), and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution, or be conditional on future development activities and clinical results. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval, or, if approved, successfully commercialize, any of our product candidates, we may not be able to generate sufficient revenue to continue the operation of our business.
Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors.
Drug development has inherent risk. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, for the treatment of wet age-related macular degeneration (“wet AMD”), uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may generate unexpected results in clinical trials in the future, such as the dose-limiting toxicity at the 6 x 10^11 vg/eye (“6E11”) dose tested in the INFINITY trial in diabetic macular edema (“DME”) subjects. Although we will be bound by the generally applicable laws governing approval, the fact that Ixo-vec is a gene therapy and the broad patient population that it is intended to treat means that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. Results in trials of competing product candidates or of other companies in our market sector may influence the perception of our product candidates.
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
Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, dose-related intraocular inflammation is a known side effect of Ixo-vec administration, but the duration of inflammation caused by Ixo-vec, our ability to prevent or manage that inflammation using corticosteroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. Our LUNA trial is evaluating prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. In July 2024, we announced LUNA landmark 26-week interim analysis safety and efficacy data. Ixo-vec was well-tolerated, and when present intraocular inflammation was responsive to per protocol local corticosteroids. Our 26-week interim analysis data suggest that difluprednate eye drops alone or Ozurdex® plus difluprednate eye drops may be promising prophylactic regimens for future pivotal studies. The use of a difluprednate eye drop or an Ozurdex® plus difluprednate eye drop prophylactic regimen may not be as successful in managing or mitigating inflammation in future, larger clinical trials or commercial use, and our reliance on the availability of these corticosteroids makes us vulnerable to drug shortage or other supply problems.

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

Our gene therapy platform is based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and the time, cost, and probability of subsequently obtaining regulatory approval.
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
In addition, the clinical trial requirements of the FDA, EU competent authorities and other regulatory authorities outside the U.S. and the criteria these regulators may use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other treatment modalities, which are better known or more extensively studied to date. To date, approvals for gene therapy products by the FDA have been generally for rare diseases with limited treatment options. Because we are targeting a broad population of patients with wet AMD, for which there is an approved and widely adopted standard of care, the benefit-risk profile of Ixo-vec may be subject to greater scrutiny by regulatory authorities. Regulatory approaches and requirements for gene therapy products continue to evolve, and any changes could create significant delay and unpredictability for product development and approval as compared to technologies with which regulatory authorities have more substantial experience, including, for example, reevaluating whether to require a companion diagnostic for gene therapy products.
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
Fast Track and Regenerative Medicine Advanced Therapy (“RMAT”) designations by the FDA, PRIME designation by the EMA and the Innovation Passport by the MHRA for Ixo-vec may not lead to a faster development, regulatory review or approval, and they do not increase the likelihood that Ixo-vec will receive marketing approval in the U.S.
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
In July 2024, FDA granted RMAT designation for Ixo-vec for the treatment of wet AMD. An investigational drug product is eligible for the RMAT designation if: (1) it meets the definition of a regenerative therapy medicine, which includes cell therapies, therapeutic tissue engineering products, human cell and tissue products, or combination products using such therapies or products, with limited exceptions; (2) the product is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the regenerative medicine therapy has the potential to address unmet medical needs for such disease or condition. RMAT designation offers potential benefits that include increased collaboration with the FDA to accelerate development including the potential for Priority Review.
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

However, Fast Track, RMAT, PRIME and ILAP designations for Ixo-vec may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and do not assure ultimate approval by the FDA, the European Commission, or MHRA. In addition, the FDA and MHRA can rescind or revoke the designations for Ixo-vec if the regulatory agencies later determine that Ixo-vec no longer meets the qualifying criteria for each designation. The EMA can remove Ixo-vec from the PRIME eligibility list if Ixo-vec no longer meets the eligibility criteria.
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
We do not know whether any required comparability studies will begin as planned, will need to be restructured or will be completed on schedule, or at all. If the results of these comparability studies are not positive or are only modestly positive or if there are safety concerns, we may be delayed in obtaining marketing approval for Ixo-vec or not obtain marketing approval at all. Our product development costs will also increase if we experience delays in testing or regulatory approvals.

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
We currently have relationships with a limited number of suppliers for the manufacturing and testing of our vector product candidates. Our suppliers may require licenses to manufacture or test such components if such processes are not owned by the suppliers or in the public domain and may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities, and may be unable to acquire such rights, to the extent that we do not already have them.
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

We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GMP regulations enforced by the FDA through its facilities inspection program as well as other comparable regulations enforced by other regulatory authorities outside the U.S. Our contract manufacturers have not produced a commercially approved AAV product and therefore have not yet demonstrated compliance with GMP regulations to the satisfaction of the FDA or other regulatory authorities outside the U.S. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. If the facility does not pass a pre-approval plant inspection, the FDA or other regulatory approval of the products will not be granted. In addition, the regulatory authorities may, at any time, audit or inspect any manufacturing facility we may have or those of our third-party contractors involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Should the FDA or other regulatory authorities outside the U.S. determine that the facility is not in compliance with applicable regulations, the manufacture and release of our product candidates may not be possible, and our business could be harmed.
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
Additionally, if the service provided by an approved manufacturing or testing contractor is interrupted, there could be a significant disruption in commercial supply. Alternative contractors could need to be qualified through a BLA supplement, which could result in further delay. The regulatory authorities may also require additional studies showing comparability between approved product or testing and the product or testing provided after a contractor change, if a new manufacturing or testing contractor is relied upon for commercial production. Changing contractors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
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
In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
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
Although the body of the UK-EU Trade and Cooperation Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extend to procedures such as batch release certification, and Great Britain (England, Scotland and Wales) is treated as a third country. Northern Ireland, has continued to follow EU regulatory rules, but pursuant to the Windsor Framework, a post-Brexit legal agreement entered into between the EU and UK Northern Ireland will no longer be subject to EU Regulations as of January 1, 2025. As part of the UK-EU Trade and Cooperation Agreement, the EU and the UK will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The UK-EU Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK continues to accept EU batch testing and batch release, but has recently conducted a consultation as to the future strategy for batch testing policy; two years notice will be provided of any change to such a policy. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland has continued to be covered by centralized marketing authorizations granted by the European Commission, but the Windsor Framework provides that the UK MHRA will be the sole regulatory body responsible for granting marketing authorizations for Northern Ireland as of January 1, 2025.

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

•Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could be costly and damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates, if approved, and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.
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
•We continue to develop the manufacturing process for late-stage clinical product and our current process has not been fully characterized and therefore is open to potential variations that could lead to defective product substance that does not meet specification.
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
We currently have one product candidate in clinical trials. Before we can initiate clinical trials for other product candidates in the U.S., we need to submit the results of nonclinical testing to the FDA, along with other information about the product candidate’s chemistry, manufacturing, and controls and our proposed clinical trial protocol, as part of an IND. Similar requirements may apply to conduct clinical trials outside the U.S. We may rely in part on nonclinical, clinical and quality data generated by CROs and other third parties for regulatory submissions for our product candidates. If these third parties do not provide timely data for our product candidates, it will delay our plans for our IND submissions or comparable foreign applications and clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary nonclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA or other regulatory authorities outside the U.S. may require us to conduct additional nonclinical testing for any of our product candidates before they allow us to initiate clinical trials under any IND or equivalent, or at any stage of clinical development of Ixo-vec or other new product candidates based on concerns that arise as the clinical program progresses or if significant manufacturing process changes are made to the program, which may lead to additional delays and increase the costs of our nonclinical development. Delays with any regulatory authority or agency may significantly affect our product development timeline. Delays in the commencement or completion of any clinical trials that we plan for our product candidates could significantly affect our product development costs. We do not know whether any clinical trials that we plan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or terminations related to:
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
Even if we are able to successfully complete our clinical trials and submit a BLA, and/or an MAA, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize our product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory authorities will complete their review processes in a timely manner or that we will obtain regulatory approval for our product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in policies from the FDA or other regulatory authorities outside the U.S. during the period of product development, clinical trials and FDA’s or comparable foreign regulatory authorities’ regulatory review. If marketing approval for any product candidate is delayed, limited or denied, our ability to market the product candidate and our ability to generate product sales, would be adversely affected.
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
We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, biotechnology, and gene therapy companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates and gene therapies in development or being commercialized by our competitors for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in our target disease areas, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering patients for clinical trials, and in identifying and in-licensing new product candidates. For example, REGENXBIO is developing RGX-314, an AAV-based gene therapy delivering a gene encoding a therapeutic antibody fragment similar to ranibizumab (LUCENTIS®) for the treatment of wet AMD and diabetic retinopathy, which competes for the same patients, study site resources and personnel as Ixo-vec. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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
Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge for our product candidates. For example, LUCENTIS (and biosimilars thereto), EYLEA and VABYSMO are currently available in the U.S. and the EU for treatment of wet AMD. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.
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
•long-acting delivery device / gene therapy to lower treatment frequency (e.g., 4D-150, RGX-314 and Susvimo®, which is Roche’s Port Delivery System with ranibizumab); and
•other molecules that inhibit neovascularization in wet AMD (e.g., tyrosine kinase inhibitors such as OTX-TKI and EYP-1901).

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
We are dependent on the principal members of our management, clinical and scientific staff. The loss of service of any of our management or clinical or scientific staff could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. If we are not able to retain our management, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. Previously, we have had significant changes in our executive management team, and from time to time, may experience additional changes in our executive management team resulting from the hiring or departure of executives. While we seek to manage these transitions carefully, these and any other such changes may result in a loss of institutional knowledge and cause disruptions to our business.
We may not be able to attract or retain qualified management, scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. At various times in recent years, our industry has experienced a high rate of turnover of management and scientific personnel. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
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
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering, arranging for, or recommending the purchase, lease or order of any healthcare item or service for which payment may be made, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formula managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices may be subject to scrutiny if they do not qualify for an exception or safe harbor. Liability may be established under the federal Anti-Kickback Statute without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the False Claims Act. Many states have similar laws that apply to their state health care programs as well as private payers.
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
For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027.

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

Item 6. Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Restated Certificate of Incorporation.	001-36579	8-K	March 20, 2024	3.2

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

10.1(#)	2024 Equity Incentive Award Plan.	333-280567	S-8	June 28, 2024	99.1

10.2(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Equity Incentive Award Plan.	333-280567	S-8	June 28, 2024	99.2

10.3(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Equity Incentive Award Plan.	333-280567	S-8	June 28, 2024	99.3
10.4(#)	Non-Employee Director Compensation Policy.					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, are embedded with the Inline XBRL document.

#    Indicates management contract or compensatory plan.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: August 12, 2024	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Linda Rubinstein
Linda Rubinstein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)