Form 10-Q
period 2024-09-30
Adverum Biotechnologies, Inc.
filed 2024-11-04
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2024, there were 20,802,463 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$92,851	$75,000
Short-term investments	60,390	21,526
Prepaid expenses and other current assets	7,839	6,247
Total current assets	161,080	102,773
Operating lease right-of-use assets	50,695	52,266
Property and equipment, net	12,215	14,764
Deferred rent receivable	7,116	—
Restricted cash	1,976	1,976
Deposit and other long-term assets	1,293	1,231
Total assets	$234,375	$173,010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,110	$1,921
Accrued expenses and other current liabilities	14,886	12,584
Lease liability, current portion	10,661	10,409
Total current liabilities	27,657	24,914
Long-term liabilities:
Lease liability, net of current portion	62,602	64,627
Total liabilities	90,259	89,541
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	1
Additional paid-in capital	1,134,556	1,003,718
Accumulated other comprehensive loss	(268)	(473)
Accumulated deficit	(990,174)	(919,777)
Total stockholders’ equity	144,116	83,469
Total liabilities and stockholders’ equity	$234,375	$173,010
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
License revenue	$1,000	$—	$1,000	$3,600
Operating expenses:
Research and development	20,439	20,740	52,946	62,398
General and administrative	9,782	13,789	24,996	39,035
Total operating expenses	30,221	34,529	77,942	101,433
Operating loss	(29,221)	(34,529)	(76,942)	(97,833)
Other income, net	2,087	1,661	6,545	4,437
Net loss before income taxes	(27,134)	(32,868)	(70,397)	(93,396)
Income tax provision	—	(17)	—	(55)
Net loss	(27,134)	(32,885)	(70,397)	(93,451)
Other comprehensive gain (loss):
Net unrealized gain on marketable securities	241	66	198	1,003
Foreign currency translation adjustment	16	(12)	7	(24)
Comprehensive loss	$(26,877)	$(32,831)	$(70,192)	$(92,472)
Net loss per share — basic and diluted	$(1.30)	$(3.26)	$(3.63)	$(9.28)
Weighted-average common shares used to compute net loss per share - basic and diluted	20,876	10,100	19,408	10,069
See accompanying notes to condensed consolidated financial statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	10,143	$1	$1,003,718	$(473)	$(919,777)	$83,469
Stock-based compensation expense	—	—	4,166	—	—	4,166
Issuance of common stock and pre-funded warrants for cash in private placements, net of issuance costs of $8,449	10,573	1	119,360	—	—	119,361
Common stock issued upon exercise of stock options	14	—	139	—	—	139
Common stock issued upon release of restricted stock units	25	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(19)	—	(19)
Unrealized loss on marketable securities, net	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(24,787)	(24,787)
Balance at March 31, 2024	20,755	2	1,127,383	(533)	(944,564)	182,288
Stock-based compensation expense	—	—	3,945	—	—	3,945
Common stock issued upon release of restricted stock units	2	—	—	—	—	—
Common stock issued under employee stock purchase plan	44	—	264	—	—	264
Foreign currency translation adjustments	—	—	—	10	—	10
Unrealized loss on marketable securities, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(18,476)	(18,476)
Balance at June 30, 2024	20,801	2	1,131,592	(525)	(963,040)	168,029
Stock-based compensation expense	—	—	2,964	—	—	2,964
Foreign currency translation adjustments	—	—	—	16	—	16
Unrealized gain on marketable securities, net	—	—	—	241	—	241
Net loss	—	—	—	—	(27,134)	(27,134)
Balance at September 30, 2024	20,801	$2	$1,134,556	$(268)	$(990,174)	$144,116

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	10,012	$1	$985,660	$(1,531)	$(802,612)	$181,518
Stock-based compensation expense	—	—	4,563	—	—	4,563
Common stock issued upon release of restricted stock units	45	—	—	—	—	—
Restricted stock surrendered for taxes	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Unrealized gain on marketable securities, net	—	—	—	739	—	739
Net loss	—	—	—	—	(29,056)	(29,056)
Balance at March 31, 2023	10,057	1	990,223	(799)	(831,668)	157,757
Stock-based compensation expense	—	—	4,469	—	—	4,469
Common stock issued under employee stock purchase plan	42	—	246	—	—	246
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Unrealized gain on marketable securities, net	—	—	—	198	—	198
Net loss	—	—	—	—	(31,510)	(31,510)
Balance at June 30, 2023	10,099	1	994,938	(606)	(863,178)	131,155
Stock-based compensation expense	—	—	4,389	—	—	4,389
Common stock issued upon exercise of stock options	—	—	1	—	—	1
Common stock issued upon release of restricted stock units	3	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(12)	—	(12)
Unrealized gain on marketable securities, net	—	—	—	66	—	66
Net loss	—	—	—	—	(32,885)	(32,885)
Balance at September 30, 2023	10,102	$1	$999,328	$(552)	$(896,063)	$102,714
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(70,397)	$(93,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,843	4,635
Stock-based compensation expense	11,075	13,421
Net accretion of discount on marketable securities	(1,293)	(1,835)
Non-cash lease expense	1,571	12,466
Loss on disposal of property and equipment	2	85
Other	7	(257)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,592)	(923)
Deposit and other long-term assets and deferred rent receivable	(7,178)	143
Accounts payable	187	(62)
Accrued expenses and other liabilities	2,335	(1,452)
Lease liability	(1,773)	(2,344)
Net cash used in operating activities	(64,213)	(69,574)
Cash flows from investing activities:
Purchases of marketable securities	(82,773)	(20,232)
Maturities of marketable securities	45,400	127,601
Purchases of property and equipment	(327)	(616)
Net cash (used in) provided by investing activities	(37,700)	106,753
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placements, net of issuance costs	119,361	—
Proceeds from issuance of common stock pursuant to option exercises	139	1
Payment of deferred offering costs	—	(344)
Proceeds from employee stock purchase plan	264	246
Net cash provided by (used in) financing activities	119,764	(97)
Net increase in cash and cash equivalents and restricted cash	17,851	37,082
Cash and cash equivalents and restricted cash at beginning of period	76,976	70,934
Cash and cash equivalents and restricted cash at end of period	$94,827	$108,016
Cash and cash equivalents	92,851	105,366
Restricted cash	1,976	2,650
Cash and cash equivalents and restricted cash at end of period	$94,827	$108,016
Supplemental schedule of noncash investing and financing information
Non-cash settlement of operating lease liability	$—	$14,903
Remeasurement of operating lease right-of-use assets	$—	$13,711
Deferred offering costs included in accounts payable and accrued expenses	$—	$58
Property and equipment in accounts payable, accrued expenses and other current liabilities	$60	$—
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
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and had an accumulated deficit of $990.2 million as of September 30, 2024. The Company expects to incur losses and have negative net cash flows from operating activities as it engages in further research and development activities. As of September 30, 2024, the Company had cash, cash equivalents and short-term investments of $153.2 million, which the Company believes will be sufficient to fund its operations for at least the next 12 months after the issuance of this Quarterly Report on Form 10-Q.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	September 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,188	$—	$—	$10,188
Level 2:
Commercial paper	84,105	26	(5)	84,126
U.S. government and agency securities	48,989	129	—	49,118
Total cash equivalents and short-term investments	143,282	155	(5)	143,432
Less: Cash equivalents	(83,044)	(3)	5	(83,042)
Total short-term investments	$60,238	$152	$—	$60,390

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,204	$—	$—	$10,204
Level 2:
Commercial paper	64,693	—	(35)	64,658
U.S. government and agency securities	17,616	4	(17)	17,603
Total cash equivalents and short-term investments	92,513	4	(52)	92,465
Less: Cash equivalents	(70,972)	—	33	(70,939)
Total short-term investments	$21,541	$4	$(19)	$21,526
As of September 30, 2024, the stated maturities of the Company’s investments portfolio are generally less than one year. The Company classifies its investments as short-term marketable securities even though the stated maturities may be one year or more beyond of the current balance sheet date as the Company has the ability to sell these securities at any time for use in current operations. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2024 and December 31, 2023 was $38.0 million and $71.3 million, respectively, which are highly liquid funds with high credit ratings that have final maturities of less than two years from date of purchase. The Company has not recorded an allowance for credit losses as of September 30, 2024 and December 31, 2023 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at September 30, 2024 and December 31, 2023. The Company held 8 securities that were in unrealized loss positions as of September 30, 2024. There were no individual securities that were in a significant unrealized loss position as of September 30, 2024 and December 31, 2023. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company had not recorded any impairment charges on available-for-sale securities as of September 30, 2024 and December 31, 2023.
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
In February 2023, Lexeo notified the Company that it achieved the first development milestone. Accordingly, the Company recognized $3.5 million of license revenue during the nine months ended September 30, 2023. No milestones were achieved and no license revenue was recognized during the nine months ended September 30, 2024.
Ray - On February 6, 2023, the Company and Ray Therapeutics, Inc (“Ray”) entered into a License Agreement pursuant to which the Company granted Ray a non-exclusive, worldwide, royalty-bearing license to certain of the Company's intellectual property to develop, manufacture, and commercialize a gene therapy product to treat retinitis pigmentosa and the right to develop the technology to treat other ocular diseases and disorders. Under the terms of the agreement, the Company is eligible to receive development, regulatory and commercial milestone payments and royalties on net sales once commercialized.
In September 2024, Ray notified the Company that it achieved the first development milestone. Accordingly, the Company recognized $1.0 million of license revenue during the three and nine months ended September 30, 2024. A corresponding receivable is recorded within prepaid expenses and other current assets on the balance sheet as of September 30, 2024.

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
During the year ended December 31, 2022, management reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. At that time, management assessed the collectability to be less than probable and recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment during the year ended December 31, 2022. Deferred rent receivable was zero as of December 31, 2023. In June 2024, given the funding obtained by the subtenant, management reassessed the probability of the collection of the deferred rent receivable from the subtenant over the remaining term of the sublease. The Company assessed the collectibility to be probable and recognized a cumulative catch-up adjustment for the difference between the straight-line lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized from lease commencement to date. Consequently, the Company recognized $7.0 million in sublease income, representing the straight-line sublease income since inception less sublease income recognized as of June 30, 2024. This adjustment decreased general and administrative expense and net loss by $7.0 million and resulted in a $0.36 reduction in the Company’s basic and diluted net loss per common share for the nine months ended September 30, 2024. Excluding the adjustment, the net loss and net loss per common share for the nine months ended September 30, 2024 would have been $77.4 million and $3.99 per share, respectively. This change is not expected to have a material effect in future periods.
Sublease income was $1.5 million and $11.0 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $4.1 million for the three and nine months ended September 30, 2023, respectively, and was classified as a reduction of rent expense in general and administrative expense.

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Laboratory equipment	$14,963	$14,638
Leasehold improvements	13,586	13,586
Computer equipment and software	901	868
Construction in progress	—	184
Total property and equipment	29,450	29,276
Less: Accumulated depreciation and amortization	(17,235)	(14,512)
Property and equipment, net	$12,215	$14,764

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Employee compensation	$7,283	$8,040
Accrued nonclinical, clinical and process development costs	5,705	3,367
Accrued professional services	671	351
Other	1,227	826
Total accrued expenses and other current liabilities	$14,886	$12,584
7. Commitments and Contingencies
License Agreements
The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. The Company recognized $1.0 million of license revenue for the first development milestone in the Ray's license agreement during the three and nine months ended September 30, 2024 and $3.5 million of license revenue for the first development milestone in the Lexeo License Agreement during the nine months ended September 30, 2023. See Note 4, License Revenue, for additional information.
8. Stockholders' Equity
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
The exercise of the outstanding Pre-Funded Warrants is subject to a beneficial ownership limitation of 9.99%. The Pre-Funded Warrants were classified as a component of stockholders' equity. As of September 30, 2024, none of the Pre-Funded Warrants had been exercised.

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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes $0.4 million of accumulated currency translation adjustments as of September 30, 2024 and December 31, 2023.
Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2023	2,303	$48.71
Options granted	1,736	10.85
Options exercised	(14)	10.14
Options forfeited	(296)	46.42
Balance at September 30, 2024	3,729	$31.39
Exercisable as of September 30, 2024	1,305	$67.84
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of Units (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2023	154	$21.73
Granted	99	15.97
Vested and released	(27)	27.14
Forfeited	(21)	14.69
Outstanding at September 30, 2024	205	$18.94
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Research and development	$1,086	$1,164	$3,294	$3,925
General and administrative	1,878	3,225	7,781	9,496
Total stock-based compensation expense	$2,964	$4,389	$11,075	$13,421

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
For the three and nine months ended September 30, 2024, the pre-funded warrants to purchase the Company's shares of common stock issued in the Private Placements were included in the basic and diluted net loss per share calculation as the exercise price is non-substantive and virtually assured.
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30, 2024	September 30, 2023
	(In thousands)
Stock options	3,729	2,406
Restricted stock units	205	161
ESPP	41	39
	3,975	2,606

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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of September 30, 2024, we had an accumulated deficit of $990.2 million. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are at an early stage of development and may never be successful in developing or commercializing our product candidates.
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
As of September 30, 2024, we had $153.2 million in cash, cash equivalents and short-term investments. On February 7, 2024, we completed a private placement of 10.5 million shares of our common stock and, in lieu of common stock, prefunded warrants to purchase an aggregate of 75,000 shares of common stock (the “Pre-Funded Warrants”) to certain institutional and accredited investors and a concurrent private placement to certain directors of 23,000 shares of our common stock for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses (the “Private Placements”). We believe that our cash, cash equivalents and short-term investments are sufficient to fund our planned operations into late 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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

Leases
During the year ended December 31, 2022, we reassessed the probability of collection of the deferred rent receivable from the subtenant over the remaining term of a sublease. At that time, we assessed the collectability to be less than probable and recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment during the year ended December 31, 2022. Deferred rent receivable was zero as of December 31, 2023. In June 2024, given the funding obtained by the subtenant, we reassessed the probability of the collection of the deferred rent receivable from the subtenant over the remaining term of the sublease. We assessed the collectibility to be probable and recognized a cumulative catch-up adjustment for the difference between the straight-line lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized from lease commencement to date. Consequently, we recognized $7.0 million in sublease income, representing the straight-line sublease income since inception less sublease income recognized as of June 30, 2024. This adjustment decreased general and administrative expense and net loss by $7.0 million and resulted in a $0.36 reduction in our basic and diluted net loss per common share for the nine months ended September 30, 2024. Excluding the adjustment, the net loss and net loss per common share for the nine months ended September 30, 2024 would have been $77.4 million and $3.99 per share, respectively. This change is not expected to have a material effect in future periods.
Sublease income was $1.5 million and $11.0 million for the three and nine months ended September 30, 2024, respectively, and $1.3 million and $4.1 million for the Three and nine months ended September 30, 2023, respectively, and was classified as a reduction of rent expense in general and administrative expense.
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
Except for the change in estimates related to the sublease income as described in this Quarterly Report on Form 10-Q, Part I, Item 1, Note 5, Leases, there have been no material changes to our critical accounting judgments and estimates during the three and nine months ended September 30, 2024 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 18, 2024.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(In thousands)
License revenue	$1,000	$—	$1,000	$1,000	$3,600	$(2,600)
Operating expenses:
Research and development	$20,439	$20,740	$(301)	52,946	62,398	(9,452)
General and administrative	9,782	13,789	(4,007)	24,996	39,035	(14,039)
Total operating expenses	30,221	34,529	(4,308)	77,942	101,433	(23,491)
Operating loss	(29,221)	(34,529)	5,308	(76,942)	(97,833)	20,891
Other income, net	2,087	1,661	426	6,545	4,437	2,108
Net loss before income taxes	(27,134)	(32,868)	5,734	(70,397)	(93,396)	22,999
Income tax provision	—	(17)	17	—	(55)	55
Net loss	$(27,134)	$(32,885)	$5,751	$(70,397)	$(93,451)	$23,054
License Revenue
The $1.0 million of license revenue for the three and nine months ended September 30, 2024 was related to a milestone payment receivable from Ray Therapeutics, Inc. (“Ray”) pursuant to a license agreement we had entered into with Ray in February 2023. The $3.6 million of license revenue for the nine months ended September 30, 2023 was primarily related to a milestone payment received from Lexeo Therapeutics, Inc. (“Lexeo”) pursuant to a license agreement we had entered into with Lexeo in January 2021, pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and knowhow associated with our Friedreich’s Ataxia program.
Research and Development Expense
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2024	2023		2024	2023
	(In thousands)
Direct research and development expenses:
Ixo-vec	$8,381	$6,159	$2,222	$18,006	$18,600	$(594)
Other programs	880	630	250	2,260	2,451	(191)
Indirect research and development expenses:
Personnel related (including stock-based compensation)	7,918	7,090	828	23,548	24,092	(544)
Facilities and other unallocated research and development expenses	3,260	6,861	(3,601)	9,132	17,255	(8,123)
Total research and development expenses	$20,439	$20,740	$(301)	$52,946	$62,398	$(9,452)

Research and development expense decreased by $0.3 million to $20.4 million for the three months ended September 30, 2024 from $20.7 million for the three months ended September 30, 2023. This decrease was primarily related to a decrease of $3.6 million in facilities expenses driven by a lease termination in the prior year, partially offset by an increase of $2.2 million in spending on Ixo-vec in preparation for Phase 3 clinical development, an increase of $0.8 million in personnel-related costs due to increased headcount in the current quarter in preparation for Phase 3, and an increase of $0.3 million in research and development expenses related to other programs. Stock-based compensation expense included in research and development expenses was $1.1 million for the three months ended September 30, 2024, compared to $1.2 million for the three months ended September 30, 2023.
Research and development expense decreased by $9.5 million to $52.9 million for the nine months ended September 30, 2024 from $62.4 million for the nine months ended September 30, 2023. This overall decrease was primarily related to a decrease of $8.1 million in facilities expenses driven by a lease termination in the prior year, a decrease of $0.5 million in personnel-related costs due to restructuring expense and severance payments in the prior year, a decrease of $0.6 million in spending on Ixo-vec as enrollment in the Phase 2 clinical trial was completed in the prior year, and a decrease of $0.2 million in research and development expenses related to other programs as we prioritized our efforts on the clinical development of Ixo-vec. Stock-based compensation expense included in research and development expenses was $3.3 million for the nine months ended September 30, 2024, compared to $3.9 million for the nine months ended September 30, 2023.
For the periods presented, our research and development activities were attributable to our Ixo-vec and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased $4.0 million to $9.8 million for the three months ended September 30, 2024 from $13.8 million for the three months ended September 30, 2023, primarily related to decreases of $2.0 million in facilities expenses and $0.7 million in depreciation on leasehold improvements, both driven mainly by a decrease in rent expense due to a lease termination in the prior year, and $1.2 million in compensation and benefits due to lower stock-based compensation expense. Stock-based compensation expense included in general and administrative expenses was $1.9 million for the three months ended September 30, 2024, compared to $3.2 million for the three months ended September 30, 2023.
General and administrative expense decreased $14.0 million to $25.0 million for the nine months ended September 30, 2024 from $39.0 million for the nine months ended September 30, 2023, primarily related to decreases of $11.2 million in facilities expenses driven mainly by a $7.0 million cumulative catch-up adjustment of sublease income and a $4.0 million decrease in rent expense due to a lease termination in the prior year, $2.1 million in depreciation on leasehold improvements driven by a lease termination in the prior year, and $0.6 million in insurance expense driven by lower premiums. Stock-based compensation expense included in general and administrative expenses was $7.8 million for the nine months ended September 30, 2024, compared to $9.5 million for the nine months ended September 30, 2023.
Other Income, Net
Other income, net increased $0.4 million to $2.1 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023, primarily driven by higher average investment balances.
Other income, net increased $2.1 million to $6.5 million for the nine months ended September 30, 2024 from $4.4 million for the nine months ended September 30, 2023, primarily driven higher average investment balances.
Income Tax Provision
We recognized no income tax provision for the three and nine months ended September 30, 2024, and $17,000 and $55,000 for the three and nine months ended September 30, 2023, respectively, related to foreign operations.

Liquidity and Capital Resources
We have not generated positive cash flow or net income from operations since our inception and as of September 30, 2024, we had an accumulated deficit of $990.2 million. As of September 30, 2024, we had $153.2 million in cash, cash equivalents and short-term investments compared to $96.5 million as of December 31, 2023. On February 7, 2024, we completed Private Placements of 10.6 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 75,000 shares of common stock for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses. Additionally, we are party to a sales agreement (the “Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may, from time to time, sell up to an aggregate amount of $100.0 million of our common stock through Cowen in an “at-the-market” offering. We are not required to sell shares under the Sales Agreement. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold pursuant to the Sales Agreement. As of November 4, 2024, no sales have been made pursuant to the Sales Agreement. We believe that our existing cash and cash equivalents and short-term investments as of September 30, 2024 will be sufficient to fund our operations and meet our existing contractual obligations and other cash requirements into late 2025. However, we may need to raise additional funds sooner as a result of a number of risks and uncertainties, including those set forth in Part II, Item 1A. Risk Factors – “We expect that our cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into late 2025. If this expectation proves to be wrong, we may be forced to delay, limit or terminate certain of our development efforts before then.”
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

Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(64,213)	$(69,574)
Net cash (used in) provided by investing activities	(37,700)	106,753
Net cash provided by (used in) financing activities	119,764	(97)
Net increase in cash and cash equivalents and restricted cash	$17,851	$37,082
Cash Used in Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $64.2 million, primarily as a result of net loss of $70.4 million due to our continued research and development activities and $8.0 million of change in operating assets and liabilities, which increased due to deferred rent receivable recognized in the current quarter as well as fluctuations due to timing of expenses and payments; partially offset by $14.2 million of non-cash charges mainly related to $11.1 million of stock-based compensation expense, $2.8 million of depreciation and amortization expenses, and $1.6 million of non-cash lease expense.
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
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 consisted of $37.4 million of net purchases from our marketable securities and $0.3 million of purchases of property and equipment.
Net cash provided by investing activities for the nine months ended September 30, 2023 consisted of $107.4 million of net maturities from our marketable securities, partially offset by $0.6 million of purchases of property and equipment related.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 consisted mainly of $119.4 million of proceeds from issuance of common stock and pre-funded warrants in the Private Placements, $0.3 million of proceeds from our employee stock purchase plan, and $0.1 million of proceeds from the exercise of stock options.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
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
If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology or product candidates. Promising nonclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a nonclinical model, including non-human primate models, may be significantly higher than the level of protein expression achieved in humans. Similarly, human subjects administered our product candidates may develop side effects that were not observed in animal models and/or are more severe than those observed in animal models. In addition, even industry-accepted animal models may not accurately replicate human disease. Success in nonclinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through nonclinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may become apparent only when the product candidate is tested in human subjects suffering from the relevant disease. Furthermore, the initiation of future trials for a product candidate will be dependent upon demonstrating sufficient safety and efficacy to the relevant regulatory authorities in preceding or other ongoing trials using the same product candidate. We will still need to conduct Phase 3 pivotal trials in which we anticipate Ixo-vec will be compared to available therapies and utilize longer-term endpoints in order to support submission and approval of a BLA or equivalent outside of the U.S. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization. Even if our clinical trials successfully meet their endpoints for safety and efficacy, the FDA and/or other regulatory authorities outside the U.S. may still conclude that the product candidate has not demonstrated a beneficial benefit-risk profile or otherwise does not meet the relevant standard for approval.
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
Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge for our product candidates. For example, LUCENTIS (and biosimilars thereto), EYLEA (and any biosimilars thereto) and VABYSMO (and any biosimilars thereto) are currently available or will become available in the U.S. and the EU for treatment of wet AMD. We will not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.
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

These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. The Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect beginning fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is unclear how the Inflation Reduction Act will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
If our information technology systems or those of the third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
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

Item 6. Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Restated Certificate of Incorporation.					X

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: November 4, 2024	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Linda Rubinstein
Linda Rubinstein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)