Form 10-K
period 2024-12-31
Adverum Biotechnologies, Inc.
filed 2025-04-15
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes  ☐ No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $136.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2024 of $6.86 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to be affiliated with an officer or director have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
As of April 4, 2025, the registrant had 20,890,540 shares of common stock, par value $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the Proxy Statement) for the 2025 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed by April 30, 2025, then the registrant will file an amendment to this Form 10-K on Form 10-K/A to include the Part III information in this Form 10-K.

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
i

EXPLANATORY NOTE
On March 28, 2025, the Audit Committee of the Board of Directors (the “Audit Committee”) of Adverum Biotechnologies, Inc. (the “Company”), following consultation with the Company’s management and independent registered public accounting firm, Ernst & Young LLP, concluded that certain of the Company’s previously issued financial statements should no longer be relied upon due to non-cash errors identified in the accounting for tenant improvement allowances associated with an operating lease and sublease related to a building in North Carolina (the “NC Premises”).

In January 2021, the Company entered into the operating lease for the NC Premises, and in October 2021, the Company entered into the sublease agreement with Jaguar Gene Therapy, LLC, who subsequently assigned the sublease to Advanced Medicine Partners, LLC as the subtenant for the NC Premises, through the remainder of the lease term. While preparing the consolidated financial statements as of and for the year ended December 31, 2024, management discovered non-cash errors in the Company’s accounting for its operating lease and sublease of the NC Premises. The errors relate solely to the Company’s accounting for tenant improvement allowances provided by the landlord to the Company under its operating lease, which were subsequently conveyed from the Company to the subtenant under the sublease, and to a lesser extent, to the assessment of the probability of collection of the lease payments from the subtenant over the remaining term of the sublease. The errors affect the reported amounts of non-cash assets and liabilities, and non-cash general and administrative expenses, related to the lease and sublease (the “Misstatements”).
The Misstatements relate solely to the NC Premises and require non-cash corrections to the Company’s previously issued audited consolidated financial statements as of and for the years ended December 31, 2022 and 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), as well as the unaudited condensed consolidated quarterly financial information for the quarterly periods in the years ended December 31, 2023 and 2024 (collectively the “Restated Periods”), included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods within those years (“Quarterly Reports” and, together with the 2023 Annual Report, the “Affected Reports”). The Audit Committee concluded that it is appropriate to correct the Misstatements by restating the financial statements for the Restated Periods.
The previously issued financial statements included in the Affected Reports should no longer be relied upon. The Company does not intend to separately amend the Affected Reports.
Accordingly, investors and other readers should rely only on the financial statements for the Restated Periods included in this Annual Report on Form 10-K and in any other future filings with the SEC (as applicable).
Restatement of Financial Statements
This Annual Report on Form 10-K includes restated financial statements for the Restated Periods. In these restated financial statements, the Company has corrected the Misstatements, and has corrected certain other immaterial errors. For additional information, see Note 2, Restatement of Previously Issued Financial Statements and Note 14, Quarterly Financial Information (Unaudited), to the consolidated financial statements included in this Annual Report on Form 10-K.
Internal Control Considerations
In connection with the restatement, management has concluded that the Misstatements are indicative of a material weakness in the Company's internal control over financial reporting as of December 31, 2024, with respect to the operating effectiveness of the Company’s controls over lease accounting. For a discussion of management's considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and material weakness identified, see Part II, Item 9A of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to mitigate the substantial doubt about our ability to continue as a going concern;
•our estimates regarding expenses, future revenue, capital requirements, uses of cash and needs for additional financing and the period for which our resources will be sufficient to meet our operational requirements;
•our ability to enter into collaborations, or other strategic arrangements, or obtain additional funding;
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
•our intellectual property position;
•the potential benefits of our strategic collaborations;
•developments and projections relating to our competitors and our industry;
•the safety, efficacy and projected development timeline and commercial potential of any product candidates; and
•our ability to remediate the material weakness in our internal control over financial reporting described in Part II, Item 9A of this Annual Report on Form 10-K.
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
•There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding to finance our operations through regulatory approval of our lead program and beyond, which may not be available on acceptable terms, or at all. If we fail to obtain additional capital necessary to fund our operations, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations, or to cease operations or liquidate our assets.
•If we sell shares of our common stock or securities convertible into or exercisable for shares of our common stock in future financings, or pursuant to licensing, collaboration or other arrangements, stockholders may experience immediate dilution and, as a result, our stock price may decline.
•The report of our independent registered public accounting firm for the year ended December 31, 2024 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
•We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.
•We are subject to risks associated with subletting our leased premises, including risks associated with subtenant defaults, which have occurred and we expect to continue to occur.
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
•If we are unable to produce sufficient quantities of our products and product candidates at acceptable costs, we may be unable to meet clinical or potential commercial demand, face delayed timelines, lose potential revenue, have reduced margins, or be forced to terminate a program.
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
•We will rely on third parties to conduct some nonclinical testing and all of our ongoing and planned clinical trials. If these third parties do not meet our deadlines or otherwise fail to conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
•Our success depends on our ability to protect our intellectual property and our proprietary technologies.
v

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
•Third-party patent rights could delay or otherwise adversely affect our planned development and sale of product candidates of our programs.
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
•If our information technology systems or those third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
•The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock could incur substantial losses.
•We have identified a material weakness in our internal control over financial reporting. If we are unable to remedy the material weakness, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

PART 1.
Item 1. Business
Overview
Adverum is a clinical-stage company that aims to establish gene therapy as a new standard of care for highly prevalent ocular diseases. We discover and develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, is a single, in-office intravitreal (“IVT”) injection gene therapy product designed to deliver long-term durable therapeutic levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with bolus anti-vascular endothelial growth factor (“VEGF”) IVT injections. Ixo-vec is currently being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”), also known as neovascular AMD. In November 2024 we announced top-line 52 week results from the ongoing LUNA Phase 2 clinical trial. In March 2025, we initiated ARTEMIS, the first of two Phase 3 clinical trials of Ixo-vec in wet AMD. We intend to initiate AQUARIUS, the second phase 3 trial of Ixo-vec in wet AMD, in the second half of 2025. We intend to conduct ARTEMIS at U.S. sites and AQUARIUS globally. We are also developing an early-stage pipeline of gene therapy programs targeting the treatment of other highly prevalent ocular diseases. Our core capabilities include novel vector evaluation, cassette engineering, ocular IND-enabling nonclinical and clinical development, scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control.
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
The current standard of care for wet AMD requires frequent and lifelong anti-VEGF IVT injections. Undertreatment is associated with persistent macular fluid and resulting in loss of vision over time. Additionally, fluid fluctuations associated with bolus anti-VEGF therapy may impair vision over time even in well treated wet AMD patients. A significant proportion of patients discontinue anti-VEGF treatment within two to five years. Key unmet needs in the treatment of wet AMD include therapeutics with greater durability.
In November 2018, we initiated the OPTIC trial, designed as an open-label, dose-ranging trial evaluating the safety and efficacy of Ixo-vec in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment experienced and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. OPTIC was a two-year trial, which the last subject completed in June 2022, and we continue to follow subjects in the OPTIC extension trial for an additional three years, for a total of five years. Through the most recent data cut-off date of August 21, 2024, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, including maintenance to improvement in best-corrected visual acuity (“BCVA”) and maintenance to improvement of central subfield thickness (“CST”), currently out to four years, and stable aflibercept protein levels through latest reported follow-up, which is currently up to five years. Following Ixo-vec treatment, OPTIC patients experienced a robust treatment burden reduction, with subjects who had received the 2E11 dose seeing an 86% reduction in annualized anti-VEGF injections through four years. Nearly 50% of patients were injection free through four years following Ixo-vec treatment. Ixo-vec has been generally well tolerated, with the most common adverse events being dose-related anterior inflammation and pigmentary changes.

In September 2022, we dosed the first subject in our LUNA Phase 2 trial of Ixo-vec. The LUNA trial is a multicenter, double-masked, randomized, parallel-group trial evaluating two doses of Ixo-vec - 2E11, the lower dose used in the OPTIC trial, and a new, lower 6 x 10^10 vg/eye dose (“6E10”) dose. In addition, LUNA assesses enhanced prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids, to test the relative contribution of local versus systemic adeno-associated virus (“AAV”) exposure on ocular inflammation. The endpoints are similar to the OPTIC trial and focus on mean change in BCVA and CST from baseline to one year, and incidence and severity of adverse events. LUNA enrolled 60 subjects who were randomized equally between the 2E11 and 6E10 doses. LUNA subjects were assessed for the primary and other endpoints at 52 weeks, and we will continue to follow them for an additional four years, for a total of five years. In November 2024, we announced top-line 52 week results with a data cut-off date of August 29, 2024 from the LUNA Phase 2 trial demonstrating that both the 2E11 and 6E10 doses maintained visual and anatomic outcomes. Notably, both doses resulted in favorable reductions in annualized anti-VEGF injections and percentages of subjects remaining free of injections which were consistent with results observed in the OPTIC trial. In those subjects who had completed 52 weeks of follow-up, at the 6E10 (n=28) and 2E11 (n=29) doses, Ixo-vec demonstrated reduction in annualized anti-VEGF injection rates of 88% and 92%, respectively, and injection free rates of 54% and 69%, respectively. In addition, Ixo-vec was well-tolerated, with the most common adverse events being dose-related anterior inflammation and pigmentary changes. Data demonstrated that difluprednate eye drops alone is a promising prophylactic regimen for our planned pivotal studies. Additionally, our LUNA pre-specified patient preference survey demonstrated a strong preference for Ixo-vec over prior anti-VEGF therapies and acceptability of the topical eye drops steroid regimen.
Our Phase 3 program is planned to include two registrational trials in wet AMD. We have selected the 6E10 dose and a difluprednate topical-eye-drops-only prophylactic regimen to evaluate in the Phase 3 program. In March 2025, we initiated ARTEMIS, the first of two Phase 3 clinical trials of Ixo-vec in wet AMD. We intend to initiate AQUARIUS, the second phase 3 trial of Ixo-vec in wet AMD, in the second half of 2025. We intend to conduct ARTEMIS at U.S. sites and AQUARIUS globally.
Regulatory Designations for Ixo-vec
In September 2018, we announced that the FDA had granted Ixo-vec Fast Track designation. Fast Track is a process designed to facilitate the development and expedite the review of drugs and biologics to treat serious conditions and fill unmet medical needs. In June 2022, we announced that the European Medicines Agency (“EMA”) had granted Ixo-vec Priority Medicines (“PRIME”) designation. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. In April 2023, we announced that the Medicines and Healthcare products Regulatory Agency (“MHRA”) had granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”). The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom (“UK”). Additionally, in August 2024, the FDA granted Ixo-vec the Regenerative Medicine Advanced Therapy designation (“RMAT”). RMAT is a dedicated program designed to expedite the drug development and review processes for promising pipeline products, including genetic therapies. RMAT provides the benefits of intensive FDA guidance on efficient drug development, including potential priority review of the biologics license application (“BLA”), and other opportunities to expedite development and review.
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

Our Strengths
We believe we have the capabilities, resources, and expertise to enable Adverum to become a leading ocular gene therapy company. These strengths include:
•Ixo-vec, for which we have reported top-line 52 week results from the LUNA Phase 2 trial demonstrating that Ixo-vec maintained visual and anatomic outcomes, while being generally well tolerated and achieving a robust treatment burden reduction and high patient preference over prior anti-VEGF injections, and for which we have seen in our OPTIC clinical trial strong signals of therapeutic efficacy out to four years and stable aflibercept protein levels through the latest reported follow-up, which is currently up to five years;
•industry-leading development capabilities in AAV ocular gene therapy and AAV product optimization, including cassette engineering and vectorizing therapeutic biologics;
•deep understanding of how immunogenicity impacts ocular gene therapy;
•a pipeline of early stage gene therapy programs targeting the treatment of other highly prevalent ocular diseases;
•deep expertise developing and conducting clinical trials with a focus on regulatory compliance in the U.S and Europe;
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
•With Ixo-vec, target a well characterized and proven mechanism of action, leveraging anti-VEGF within a gene therapy for wet AMD, a retinal condition that is known to respond to anti-VEGF therapy. Unlike with many gene therapies designed to replace a defective or missing gene, with Ixo-vec we are leveraging gene therapy to deliver an already approved drug. For wet AMD, Ixo-vec is designed for continuous delivery of aflibercept anti-VEGF therapy by a single IVT injection. This innovative method allows us to harness the benefits of gene therapy while providing a well-understood and established therapeutic agent. We estimate that the standard-of-care anti-VEGF therapies used to treat wet AMD and other chronic retinal conditions that respond to anti-VEGF therapy generated approximately $14 billion worldwide in sales in 2023, underscoring the demand for this class of therapy.
•Develop single-intravitreal-injection gene therapy treatments, which in wet AMD have the potential to relieve the burden of frequent, chronic injections and improve real-world vision outcomes and quality of life. Our product candidates are designed as a single, in-office IVT injection therapy to address the unmet needs of patients with highly prevalent ocular diseases. The current standard of care for wet AMD requires frequent injections for the duration of the disease. A significant proportion of patients discontinue anti-VEGF treatment, estimated at up to 40% within two years and up to 57% within five years. In addition, even well-treated wet AMD patients can experience a loss of vision over time, which is thought to arise from fluctuations in macular fluid that can be pronounced with standard-of-care bolus anti-VEGF therapy. We believe that a durable treatment option has the potential to reduce injection frequency and thereby mitigate challenges with treatment compliance and to control fluid fluctuations and to improve long-term visual outcomes.

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
•Expand our process capabilities to support commercialization. Our manufacturing process is based on the Baculovirus/Sf9 production system, which has been used for a number of vaccines and recombinant protein therapies approved by the FDA and European Commission and is capable of producing large quantities of AAVs. Our strategy is to develop scalable processes to transfer to our global GMP contract manufacturers, providing a flexible manufacturing strategy to support a potential global supply.
•Prepare for commercialization of Ixo-vec and our other programs, including by building a U.S. commercial organization and/or leveraging partnerships for the U.S. and global distribution. We may seek to build a specialty sales force for our ocular gene therapies to target the approximately 2,500 retina specialists in the U.S. Alternatively, we may seek to leverage partnerships in the U.S. and/or to extend our reach, ensuring global access to our therapies. We are open to partnering with one or more pharmaceutical companies to develop and commercialize Ixo-vec and our other programs.
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
•Collaborate with partners to leverage our industry-leading AAV vector expertise and ocular vector development and product delivery capabilities. We explore opportunities to work collaboratively with potential new partners that may benefit from our capabilities and expertise in AAV vector development or may be interested in licensing our programs. Our AAV.7m8 vector is part of three clinical-stage gene therapy product candidates, including Ixo-vec.
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
Adverum utilizes the AAV.7m8 capsid as a key platform for IVT delivery. This engineered variant, derived from natural AAV2, was developed through directed evolution for its ability to transduce neural retinal cells upon IVT administration. AAV.7m8 capsid has a 10-amino acid insertion that has been reported to reduce the binding of AAV2 to heparan sulfate proteoglycan (HSPG). The altered HSPG binding is believed to facilitate spread of the vector in the retina. More specifically, AAV.7m8 has exhibited the capability to cross the inner limiting membrane in the retina, a hurdle for naturally occurring AAV serotypes, including its parental AAV2, which displays limited penetration from vitreous. The AAV.7m8 vector has demonstrated widespread transduction of the retina and robust transgene expression in animal models post IVT delivery. As shown in non-human primates (“NHPs”), retinal transduction is primarily located in the macula, or central retina, and retinal periphery. AAV.7m8-based vectors have also been demonstrated to transduce retinal ganglion cells, cells in the inner nuclear layer, and photoreceptors, particularly foveal cones.
Key advantages of the AAV.7m8 capsid over standard AAV2 include:
•Enables Intravitreal Delivery: AAV.7m8 capsid has been engineered to achieve retinal transduction through IVT injection, the standard in-office procedure for wet AMD standard of care. The IVT route of administration is a routine and less invasive alternative to both the sub-retinal and suprachoroidal routes. The former can pose risks to the structure and function of the retina, particularly in cases where the patient's retina is already compromised or undergoing degeneration, while the latter relies on a novel specialized medical device and can be associated with complications related to the device or the procedure.
•Enhanced Retinal Transduction: AAV.7m8 has been engineered to achieve widespread retinal transduction through IVT administration, facilitating the delivery of the gene of interest to cells in the deeper retinal layers. This capability is crucial for therapies targeting retinal diseases.
•Potential for Lower Dosing, Increased Efficacy: AAV.7m8's efficient IVT dosing overcomes therapy barriers, enabling high gene expression in the retina. This allows for lower doses, potentially enhancing efficacy and reducing the immune response and inflammation associated with higher doses of vectors with limited permeability from the vitreous to the retina.
•Efficacy and Inflammation Balance: With its highly efficient retinal transduction profile, AAV.7m8-based vectors, when coupled with appropriate corticosteroid prophylaxis, may provide an optimal therapeutic window and a favorable benefit/risk profile.
•Retina as a Biofactory: AAV.7m8-based vectors, administered intravitreally, leverage ocular cells as a biofactory to release secretable therapeutic proteins. This approach can eliminate the necessity for repetitive IVT dosing, as a single injection may sustain the continuous delivery of therapeutic proteins throughout an individual's lifetime.
•Benchmark for IVT Delivery: AAV.7m8 has set the standard for IVT delivery of therapeutic vectors, given its optimal retinal transduction profile.
•Well Studied: Several gene therapy product candidates using AAV.7m8 have shown positive results in clinical and/or non-clinical studies. As of December 31, 2024, three product candidates using AAV.7m8 are in clinical development.
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
Greater durability of therapeutics is a key unmet need in wet AMD. The current standard of care for wet AMD requires frequent and lifelong anti-VEGF injections. Most patients with wet AMD are commonly treated with bevacizumab, often used off-label, or with specific wet AMD therapies. Bevacizumab, while not originally developed for wet AMD, has found widespread use due to its efficacy and cost-effectiveness. In contrast, Lucentis® (ranibizumab), Eylea (aflibercept), Vabysmo® (faricimab), and the high-dose formulation Eylea HD are FDA-approved treatments specifically designed for wet AMD. While effective for many patients, these options typically require eye injections every 4-16 weeks in order to maintain vision. Real world evidence shows that this regimen can be difficult to adhere to for patients, caregivers, and healthcare systems, leading to undertreatment associated with persistent macular fluid and resulting in loss of vision over time. A significant proportion of patients discontinue anti-VEGF treatment, estimated at up to 40% within two years and up to 57% within 5 years.
Even well-treated wet AMD patients can experience a loss of vision over time. This is thought to arise from fluctuations in macular fluid. These fluctuations can be pronounced with standard-of-care bolus anti-VEFG therapy, in which patients see fluid levels fall after receiving an injection only to rise before their next injection. A growing scientific consensus views controlling fluid fluctuations as crucial for maintaining visual acuity in patients undergoing anti-VEGF therapy for wet AMD. We estimate that the standard-of-care anti-VEGF therapies used to treat wet AMD and other chronic retinal conditions that respond to anti-VEGF therapy generated in approximately $14 billion worldwide in sales in 2023.
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
The more recently developed suprachoroidal approach, while less invasive than subretinal surgery, relies on specialized medical devices to inject into a highly vascularized virtual space. This approach can be associated with complications related to the device or the procedure itself, and systemic absorption may lead to off-target effects. In animal models it has been observed that suprachoroidal delivery may result in higher potential for development of the immune response against the transgenic protein, potentially linked to the vector's exposure to inflammatory cells outside the blood-retinal barrier within scleral and uveal tissue. Furthermore, suprachoroidal administration in NHPs revealed a diffuse, peripheral, and circumferential pattern of transduction, with the retinal pigment epithelium, and scleral tissues identified as primary targets. Thus, when suprachoroidal delivery is utilized as a biofactory method for delivering therapeutic proteins to the retina, these proteins must overcome barriers by diffusing effectively to reach the targeted disease site in the retina, to provide optimal effectiveness. Suprachoroidal gene therapy appears to require higher doses than subretinal IVT gene therapy, which increases manufacturing costs and may have implications for potential inflammation.
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
OPTIC Clinical Trial in Wet AMD
In November 2018, we initiated the Ixo-vec clinical trial entitled “An Open Label Phase 1 Study of Ixo-vec (AAV.7m8-aflibercept) in Neovascular (Wet) Age-Related Macular Degeneration” (“OPTIC”). The last subject completed the two-year OPTIC trial in June 2022. We will continue to follow subjects enrolled in the OPTIC three-year extension out to a total of five years.
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
OPTIC Two-Year Data. The last subject completed the OPTIC study in June 2022. On average, subjects had significant disease, having received an average of approximately 10 annualized injections of anti-VEGF therapy in the year prior to receiving Ixo-vec. In OPTIC, Ixo-vec showed a robust treatment response from both doses through 104 weeks. Subjects who received the 6E11 dose of Ixo-vec, Cohorts 1 and 4, experienced a 98% reduction in annualized anti-VEGF injections and 80% remained supplemental anti-VEGF injection free. Subjects who received the 2E11 dose of Ixo-vec, Cohorts 2 and 3, experienced an 80% reduction in annualized anti-VEGF injections and 53% remained supplemental anti-VEGF injection free. Subjects also experienced maintenance of BCVA and a reduction of CST, followed by maintenance of those lower CST levels. Subjects experienced sustained stable aflibercept protein levels from 10 weeks through the end of the study. Despite the short duration of prophylactic corticosteroid therapy, Ixo-vec was generally well tolerated, with the most common adverse event (“AE”) of dose-related anterior inflammation and asymptomatic pigmentary changes, including iris hyperpigmentation and iris transillumination defects. In December 2023, the OPTIC two-year results were published in the Lancet’s eClinical Medicine.

OPTIC Four-Year Data. In November 2024, we presented four-year results from the OPTIC parent and extension trials. Following Ixo-vec treatment, subjects who had received the 2E11 dose, the dose taken forward into LUNA, experienced an 86% reduction in annualized anti-VEGF injections through four years, with a robust treatment burden reduction demonstrated in each year and nearly half of the subjects injection free through four years. Subjects continued to experience maintenance of BCVA and CST levels. Subjects also demonstrated sustained aflibercept protein levels, measured through the latest reported follow-up, which is currently up to five years in the earliest subjects enrolled. Ixo-vec at the 2E11 dose continues to be generally well tolerated in the extension study.
Below is a schematic of the OPTIC and OPTIC extension trial and selected OPTIC four-year data showing treatment burden reduction and BCVA and CST reduction and maintenance.

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
The primary endpoints are similar to the OPTIC trial and focus on mean change in BCVA and CST from baseline to one year, and incidence and severity of adverse events. Other endpoints include aflibercept protein levels at 14 weeks, reductions in fluctuations in CST and in treatment burden, and patient preferences. The study is also evaluating the effectiveness and tolerability of the prophylactic corticosteroid regimens. In August 2023, we announced that the Phase 2 LUNA trial was fully enrolled, with a total of 60 subjects randomized equally between the 2E11 and 6E10 doses across 34 sites in the U.S.
In November 2024, we announced top-line 52 week results from the LUNA Phase 2 trial with a data cut-off date of August 29, 2024, demonstrating that both the 2E11 and 6E10 doses maintained visual and anatomic outcomes. Notably, both doses resulted in favorable reductions in annualized anti-VEGF injections and the percentage of subjects remaining free of injections was consistent with results observed in the OPTIC trial at one year. Subjects enrolled in the study had a high treatment burden, receiving an average of approximately 10 anti-VEGF injections in the year prior to receiving Ixo-vec.
Treatment Burden Reduction. In those subjects who had completed 52 weeks of follow-up, at the 6E10 (n=28) and 2E11 (n=29) doses, Ixo-vec demonstrated reduction in annualized anti-VEGF injection rates of 88% and 92%, respectively, and injection free rates of 54% and 69%, respectively.
Visual and Anatomic Outcomes. Visual acuity (BCVA) and anatomic endpoints (CST) were maintained at both dose levels. In a sub-group analysis of patients with higher baseline CST, a greater reduction in CST was demonstrated, indicating the efficacy potential of Ixo-vec gene therapy.
Aflibercept Levels. Aqueous humor aflibercept protein levels at 14 weeks suggest that both doses deliver aflibercept levels that are within the therapeutic range observed in OPTIC. Importantly, early aflibercept levels are associated with sustained long-term protein levels in OPTIC through the latest reported follow-up, which is currently through four years at the 2E11 dose. No minimum aqueous humor aflibercept threshold for clinical benefit was observed. We revised the LUNA study to stop the collection of aqueous humor samples.
Safety Profile and “Go-Forward” Corticosteroid Prophylaxis Regimen. Ixo-vec was well-tolerated, and when present inflammation was responsive to local corticosteroids. No Ixo-vec related serious adverse events were reported. No Ixo-vec related episcleritis, vasculitis, retinitis, choroiditis, vascular occlusion or hypotony were reported. Consistent with OPTIC 2E11, the most common Ixo-vec related AEs observed in LUNA were dose-related anterior inflammation and asymptomatic pigmentary changes, including iris transillumination defects and anterior chamber pigmentation.
Data suggest corticosteroid prophylaxis optimization at both the 2E11 and 6E10 doses appears to result in improved inflammatory profiles in LUNA as compared to OPTIC trial results. Specifically, data demonstrated that difluprednate topical eye drops alone is a promising prophylactic regimen. Data indicated that Ozurdex alone or with oral corticosteroids does not provide prophylaxis of sufficient duration, and oral corticosteroids showed no incremental benefit. We have selected difluprednate eye drops alone as the “go-forward” prophylactic regimen for the pivotal studies.
Patient Preference Survey. Results from our pre-specified LUNA patient preference survey demonstrate strong preference for Ixo-vec over prior anti-VEGF therapies, plus the acceptability of local prophylactic steroid regimens. 93% (n=56) of LUNA patients at 52 weeks preferred Ixo-vec, including accompanying steroid regimen, over prior treatments, up from 88% (n=57) at 26 weeks; 95% (n=56) would elect to receive Ixo-vec in the other eye if both eyes had wet AMD; and 96% (n=56) would recommend Ixo-vec to their family or friends with wet AMD. 100% (n=10) of patients who received the 6E10 dose and topical-eye-drop-only steroid regimen preferred Ixo-vec over their prior treatments for wet AMD, would elect to receive Ixo-vec in the other eye if both eyes had wet AMD, and would recommend Ixo-vec to their family or friends with wet AMD. No patients receiving topical eye drop alone prophylaxis (n=20) stated it was difficult to manage.
The graphics below show a schematic of the LUNA trial design and selected data from the November 2024 LUNA data announcement including treatment burden reduction; BCVA and CST maintenance; the greater reduction in CST levels in a subgroup of patients with higher baseline CST levels; aflibercept levels overlaid onto aflibercept levels observed at the 2E11 dose in OPTIC through the latest reported follow-up, which is currently through four years at the 2E11 dose; and results from the patient preference survey.

LUNA Phase 2 Trial Design

6E10 & 2E11 with extended prophylaxis in hard-to-treat patients

LUNA

Multicenter, double-masked, randomized, parallel-group Phase 2 study

Key inclusion criteria: demonstrated response to anti-VEGF therapy and under active treatment for CNV secondary to nAMD (received a minimum of 2 injections within 4 months of entry), study eye BCVA in the range of 25 – 83 ETDRS letters

Day -21 to -14:
Baseline
IVT Aflibercept 2mg
DAY -7:
Randomization
DAY 1:
IVT Ixo-vec
WEEK 26:
Interim Analysis
WEEK 52:
Primary Endpoints
FIVE YEAR:
EXT Completion
Screening Period
2E11 (n=30)
6E10 (n=30)
Long-term extension ends at year five
Corticosteroid prophylaxis (21+ weeks post-dose)

Corticosteroid Prophylaxis Regimen

- Difluprednate 22 wks ± prednisone oral 10 wks
- Ozurdex IVT + difluprednate after week 4 ± prednisone oral 10 wks*
- Randomized 2:1 local versus local + oral

Supplemental Injection Criteria

- Increase in CST > 75 µm from BL confirmed by the CRC **OR**
- Loss of ≥ 10 letters in BCVA from BL due to new/worsening IRF or SRF **OR**
- New vision-threatening hemorrhage due to nAMD

*Study timeline and length of arrows depicted are not to scale. Baseline is defined as the day screening aflibercept is administered. *Protocol amended early in study to include difluprednate starting at week 4 to match the taper in difluprednate regimens; if initiated after week 4 visit, difluprednate may be adjusted at the discretion of investigator in consult with medical monitors (6 participants did not receive difluprednate as part of prophylaxis).*

52-Week LUNA and OPTIC Injection Burden Reduction are Consistent

>80% reduction in annualized anti-VEGF injections, >50% injection free

Mean Prior Annualized Rate
Mean Post Ixo-vec Annualized Rate:
LUNA
OPTIC
Mean Annualized Number of anti-VEGF Injections (per patient)
11
10
9
8
7
6
5
4
3
2
1
0
10.2
-88%
1.3
75% ≤ 1 Injection
54% Injection Free
10.1
-92%
0.8
79% ≤ 1 Injection
69% Injection Free
9.9
-84%
1.6
73% ≤ 1 Injection
60% Injection Free
6E10 N=28
2E11 N=29
2E11 N=15

Annualized rate (Prior) = (number of IVTs in 12 months prior to Ixo-vec) / (days from the first IVT in the past 12 months to Ixo-vec / 365.25).
Annualized rate (Post) = (numbers of aflibercept IVTs since Ixo-vec) / (days from Ixo-vec to last follow-up within the interim analysis period / 365.25).

DATA CUT-OFF: OPTIC 21AUG2024, LUNA 29AUG2024

Ixo-vec Maintains BCVA & CST

Both doses demonstrate robust and durable activity, consistent with OPTIC

LUNA

Least Squares Means Change in Best Corrected Visual Acuity (BCVA) Over Time by Dose*

6E10 (n=29)
2E11 (n=29)
LS Means Change BCVA (95% CI)
15
10
5
0
-5
-10
-15
BL 2 4 6 8 10 12 14 18 22 26 30 34 38 42 48 52
Week

LS Means BCVA Change from Baseline at Week 52, Letters (95% CI)

-2.1 (-4.8, 0.7)	6E10
-1.8 (-4.6, 0.9)	2E11

Least Squares Means Change in Central Subfield Thickness (CST) Over Time by Dose

6E10 (n=30)
2E11 (n=30)
LS Means Change CST µm (95% CI)
150
100
50
0
-50
-100
-150
BL 2 4 6 8 10 12 14 18 22 26 30 34 38 42 48 52
Week

LS Means CST Change from Baseline at Week 52, µm (95% CI)

-10.2 (-29.0, 8.5)	6E10
-21.9 (-40.4, -3.3)	2E11

*Least Squares Means are based on Mixed Model Repeated Measures (MMRM) including dose group, baseline value, visit and visit dose group. *Excludes 1 participant at each dose with letter loss due to cataract*

DATA CUT-OFF: LUNA 29AUG2024

Consistent Anatomic Benefit in Broad Population

Fluid reduction in patients with baseline CST >300 µm; maintenance in ≤300 µm

LUNA

LUNA Baseline CST ≤300µm (n=27)
LUNA Baseline CST >300µm (n=33)
Mean CST Change from Baseline, µm (95% CI)
150
100
50
0
-50
-100
-150
BL
2
4
6
8
10
14
18
22
26
30
34
38
42
48
52
Week

Mean CST Change from Baseline at Week 52, µm (95% CI)

2.9 (-14.3, 20.2)
BL ≤300 µm, All

-34.4 (-64.9, -3.9)
BL >300 µm, All

Baseline Characteristic for Subgroup	CST ≤300 µm All Participants	CST >300 µm All Participants
Mean CST, µm (SD)	269.9 (18.7)	416.6 (119.1)

DATA CUT-OFF: LUNA 29AUG2024

Ixo-vec Demonstrates Durable Therapeutic Levels After One Injection

Sustained aqueous aflibercept levels up to 5 years

NHP studies suggest aflibercept levels are ~ 7x higher in the back of the eye
Aflibercept in Aqueous Humor (ng/mL)
100,000
10,000
1,000
100
10
1
0
0.5
1
1.5
2
2.5
3
3.5
4
4.5
5
Years
LUNA 2E11 (n=19)
LUNA 6E10 (n=13)
OPTIC 6E11 (n=7)
OPTIC 2E11 (n=10)

DATA CUT-OFF: OPTIC 21AUG2024, LUNA 29AUG2024

In OPTIC, all subjects tested had quantifiable aqueous humor aflibercept levels (one subject had levels above and below the limit of quantification of the assay [25 ng/mL] at multiple time points). In LUNA, 32 of 38 subjects (84%) had quantifiable aqueous humor aflibercept levels; the patients who had aflibercept concentrations measured below the limit of quantification (BLOQ) included patients at both doses who remained injection free or experienced treatment burden reduction. Measurements BLOQ of the assay or within 8 weeks of supplemental aflibercept injections are not shown. LUNA revised to stop collection of AH samples. NHP data: Kiss, Szilárd et al, Molecular Therapy Methods & Clinical Development, Volume 18, 345 - 353

>90% of Patients Preferred Ixo-vec over Today's Standard of Care

LUNA

Would you prefer Ixo-vec over the prior treatment(s)?

7%
93%

Total Study (n=56)

Would you want Ixo-vec in your other eye if you had bilateral wAMD?

5%
95%

Total Study (n=56)

Would you recommend Ixo-vec to your family or friends?

4%
96%

Total Study (n=56)

■ Yes ■ No

52-week results from LUNA pre-specified Patient Preference Survey

DATA CUT-OFF: LUNA 29AUG2024

100% of 6E10 + Steroid-Eyedrops-Only Patients Preferred Ixo-Vec to Prior Treatments

LUNA

Would you prefer Ixo-vec over your prior treatment(s)?

100%

6E10 + Difluprednate (n=10)

Would you want Ixo-vec in your other eye if you had bilateral wet AMD?

100%

6E10 + Difluprednate (n=10)

Would you recommend Ixo-vec to your family or friends?

100%

6E10 + Difluprednate (n=10)

■ Yes ■ No

52-week results from LUNA pre-specified Patient Preference Survey

DATA CUT-OFF: LUNA 29AUG2024

Phase 3 Program for Ixo-vec in Wet AMD
We plan to conduct two, double-masked, randomized Phase 3 clinical trials evaluating Ixo-vec in wet AMD. We are conducting the first Phase 3 trial, ARTEMIS, at U.S. sites and intend to conduct the second Phase 3 trial, AQUARIUS, at both U.S. and non-U.S. sites.
The 284-patient ARTEMIS Phase 3 trial is designed to enroll a broad patient population, including both treatment-naïve and treatment-experienced wet AMD patients. The primary endpoint, measured at an average of weeks 52 and 56, is non-inferiority in mean BCVA change from baseline between Ixo-vec (6E10) and aflibercept (2mg Q8W). The non-inferiority margin for this study is -4.5 letters. All patients will receive three monthly loading doses of aflibercept prior to Ixo-vec. The study will utilize sham injections in the control arm to support masking. Patients in both arms will be eligible for supplemental injections of aflibercept and will receive topical steroid eye drops. We initiated ARTEMIS in March 2025. The schematic below shows the ARTEMIS trial design.

ARTEMIS Phase 3 Wet AMD Study Design

Patients randomized after 3 aflibercept loading doses, assessed every 4 weeks for disease activity

Key Inclusion Criteria

Treatment-naïve and previously treated wet AMD

BCVA:
35 – 78 letters

Anti-VEGF responsive:
After two aflibercept loading doses

Difluprednate prophylaxis
Week
-8
-4
D1
1
4
8
12
16
20
24
28
32
36
40
44
48
52
56
LTFU
Ixo-vec 6E10
n = 142
Aflibercept 2mg (Q8w)
n = 142
Baseline
Response
Randomize
Supplemental aflibercept criteria are consistent with LUNA and apply to both arms
Primary Endpoint
Ixo-vec IVT
Sham or supplemental injection if criteria met
Aflibercept IVT
Supplemental injection if criteria met
Sham

Designed to Maximize Probability of Clinical, Regulatory, and Commercial Success

LTFU: Long-term follow-up

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
Immunogenicity to AAV therapy has been broadly reported to be associated both with systemic and ocular gene therapies, regardless of route of administration, and is generally understood to be dose related. Based on an extensive evaluation of data from all of our subjects treated with Ixo-vec in LUNA, OPTIC and INFINITY and all of our nonclinical data by internal and external experts, we believe that utilizing the 6E10 dose along with enhanced topical-eye-drop steroid prophylaxis, as we are currently evaluating in the ongoing LUNA and ARTEMIS trials, may allow us to minimize post-prophylaxis inflammation in our wet AMD trial subjects going forward.
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

In August 2024, we announced the FDA had granted Ixo-vec the Regenerative Medicine Advanced Therapy (“RMAT”) designation. RMAT designation is a dedicated program designed to expedite the drug development and review processes for promising pipeline products, including genetic therapies. The RMAT designation provides the benefits of intensive FDA guidance on efficient drug development, including potential priority review of the BLA, and other opportunities to expedite development and review.
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
Other Partnered Programs
BGTF-027 (AAV.7m8-L-opsin), formerly known as ADVM-062, is a novel gene therapy product candidate designed to deliver a functional copy of the OPN1LW gene to the foveal cones of patients suffering from blue cone monochromacy (“BCM”) via a single IVT injection. BGTF-027 utilizes Adverum’s propriety vector capsid, AAV.7m8. In January 2022, we announced that the FDA granted Orphan Drug Designation to BGTF-027. In September 2023, we granted an exclusive license for the rights to BGTF-027 to Blue Gen Therapeutics Foundation, a non-profit organization dedicated to advancing gene therapy treatments for rare inherited retinal diseases, that will now lead all research and development activities for the program.
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
We have licensed to Ray Therapeutics rights to use AAV.7m8 in conjunction with Ray’s RTx-015 optogenetics payload for ocular diseases. Ray Therapeutics is developing RTx-015 in retinitis pigmentosa, a degenerative retinal disease with significant unmet medical need. In September 2024, Ray Therapeutics advanced RTx-015 into a Phase 1 clinical trial in retinitis pigmentosa.
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
We continue to evaluate new raw material suppliers, as well as additional CMOs, in order to provide manufacturing flexibility. As we prepare for larger, late-stage clinical trials and potential commercialization, we have in-house process development capabilities, allowing us to develop larger-scale processes together with our global GMP contract manufacturers. We leverage GMP contract manufacturer partnerships for flexible clinical and future commercial supply. This strategy capitalizes on our internal AAV manufacturing expertise while providing both security, expandibility and flexibility as we prepare to potentially deliver one of the first gene therapies for large indications.
Our CMOs have produced multiple batches of Ixo-vec at our proposed commercial scale that we have used in LUNA and intend to use in our Phase 3 clinical trials.
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
In the United States, most patients receive off-label bevacizumab, including as a first-line treatment. Many patients go on to receive Eylea, Eylea HD and Vabysmo® (faricimab). We know of a number of additional product candidates in development or approved for chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD. These product candidates and products include:
•biosimilar anti-VEGFs;
•bispecific / combination / add-on therapies for efficacy or durability improvement;
•long-acting delivery devices and tyrosine kinase inhibitor implants to lower treatment frequency;
•gene therapy to lower treatment frequency and offer the potential for lifelong injection freedom; and
•other molecules that inhibit neovascularization in wet AMD.
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

These companies, as well as any other competitors we may face, either alone or with their partners, for our other product candidates, may have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments, and commercializing those treatments. Accordingly, our competitors may be more successful than we in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, have fewer side effects, or be more effectively marketed and sold, than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.
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
GenSight is currently developing GS030, a gene therapy encoding channelrhodopsin protein which incorporates the AAV.7m8 capsid. GenSight is conducting a phase 1/2 trial with GS030 to treat retinitis pigmentosa in the U.S., France, and the U.K., which began in October 2018. In October 2021, GenSight announced it had been granted Fast Track Designation by the FDA for GS030 and in February 2023, announced one-year safety data and efficacy signals from its PIONEER Phase 1/2 clinical trial for retinitis pigmentosa.
Ray Therapeutics
In February 2023, we entered into an agreement with Ray Therapeutics (“Ray”), pursuant to which we granted Ray a non-exclusive license to our proprietary AAV.7m8 vector to be used in conjunction with Ray’s optogenetics payload. Under the agreement, we are eligible to receive development, regulatory and commercial milestones. Also, we are eligible to receive low to mid-single digit royalties on sales of Ray’s licensed products.
Ray is currently developing RTx-015, an optogenetic gene therapy which incorporates our AAV.7m8 capsid. Ray is conducting a Phase 1 trial with RTx-015 to treat retinitis pigmentosa.
Lexeo Therapeutics
In January 2021, we entered into an agreement with Lexeo Therapeutics (“Lexeo”), pursuant to which we granted Lexeo an exclusive license to the intellectual property rights, pre-clinical data and know-how associated with our Friedrich’s Ataxia program. Under the agreement, we are eligible to receive development and commercial milestones and royalties related to sales of a product containing our licensed rights. Lexeo is currently developing LX2006, an adeno-associated virus mediated treatment.

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
Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; obtain regulatory exclusivity and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third-party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.
As of January 7, 2025, we own or license more than 430 issued patents that are still in force, including more than 30 issued U.S. patents and 15 European patents validated cumulatively in more than 275 countries, as well as more than 197 patent applications pending in the U.S. and foreign jurisdictions, 10 of which have been allowed. These numbers include more than 44 patents and 8 pending applications filed by or on behalf of universities which have granted us exclusive license rights to the technology. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek patent protection in the U.S. and abroad for a variety of technologies, including research tools and methods, AAV-based biological products, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

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
We also own over 20 patent families that are directed to various aspects of our proprietary technology platform. Fourteen patents in these families have issued patents in the U.S., Europe, and the Asia/Pacific region, including one issued European patent validated in six countries, as well as at least forty-nine pending applications, including PCT applications or national phase applications in the U.S., elsewhere in North America, Europe, and the Asia/Pacific region. Patents that may eventually issue from these families, if any, are generally expected to expire between 2035 and 2043, subject to possible patent term extensions.
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
One patent family directed to improved rAAV virions that we have exclusively licensed in the ocular field includes two granted patents in the U.S. The patents in this family are projected to expire between 2027 and 2029 in the U.S., subject to possible patent term extensions.
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

We have exclusively licensed a family of patents and applications related to the treatment of cardiomyopathy associated with Friedreich’s Ataxia. This family includes two patents granted in the U.S., one in India, one in Mexico, one in New Zealand and two in South Africa. There are ten pending applications in the U.S. and elsewhere in North America, Europe, Asia, and the Pacific. Patents that grant from this patent family are generally expected to expire in 2033, subject to possible patent term extensions and adjustments. In January 2021, we granted an exclusive (even as to us) sublicense to this patent family, which does not relate to ADVM-022, to Lexeo Therapeutics.
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
•Successful completion of an advisory committee review if the FDA convenes an advisory committee; and

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
Similar to the U.S., the various phases of nonclinical and clinical research in the European Union (“EU”) are subject to significant regulatory controls. In the EU, clinical trials are governed by the EU Clinical Trial Regulation 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (“CTD”). The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.
The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD continued to apply on a transitional basis until January 31, 2025. All ongoing trials are now subject to the provisions of the CTR.
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

In the EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland, and Liechtenstein), medicinal products can only be commercialized after a related Marketing Authorization (“MA”) has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application (“MAA”), either a centralized procedure administered by the European Medicines Agency (“EMA”), or one of the procedures administered by the competent authorities of EU Member States (mutual recognition procedure, decentralized procedure, or national procedure). An MA may be granted only to an applicant established in the EEA.
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
Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.
Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human (“CMDh”), for review. The subsequent decision of the European Commission is binding on all EU Member States.
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
An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).
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
Advanced Therapy Medicinal Products in the EU
Advanced Therapy Medicinal Products, (“ATMPs”) include gene therapy products as well as somatic cell therapy products and tissue engineered products. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive (EC) No. 2001/83 of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 establishes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.
Cell-based products must also comply with Directive (EC) No. 2004/23 of the European Parliament and of the Council of March 31, 2004 on setting standards of quality and safety for the donation, procurement, testing, processing, preservation, storage and distribution of human tissues and cells (“the Tissues and Cells Directive”), as well as its technical implementing directives. This Directive describes the conditions and quality requirements which must be applied when sourcing the cells intended for manufacturing of the cell-based medicinal product. The EU Member States have transposed the Tissues and Cells Directive into their national laws. However, various interpretations of the Tissue and Cells Directive have occurred and are reflected in individual EU Member States national implementing legislation which have led to diverging approaches.

Pediatric Development in the EU
In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate ("SPC"), if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.
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
RMAT designation. A designation given to a product candidate that is a regenerative medicine therapy intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the candidate has the potential to address the unmet medical needs for the disease or condition. The FDA has indicated that gene therapies may qualify as regenerative medicine therapies. Advantages of RMAT designation include all the benefits of breakthrough therapy designation, early and frequent interactions with the FDA to discuss any potential surrogate or intermediate endpoints and address potential ways to support accelerated approval and satisfy post-approval requirements.
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

In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.
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
Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
All new MAAs must include a risk management plan, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
In the EU, the advertising and promotion of pharmaceutical products are subject to EU and EU Member States' laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), as approved by the competent authorities in connection with a marketing authorization approval. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Other relevant laws at EU level and in the individual EU Member States also apply to the advertising and promotion of medicinal products, including laws that prohibit the direct-to-consumer advertising of prescription-only medicinal products and further limit or restrict the advertising and promotion of our products to the general public and to health care professionals. Violations of the rules governing the promotion of medicinal products in the EU could result in reputational risk, public reprimands, administrative measures, fines and imprisonment.
Data Privacy and Security Laws
In the ordinary course of our business, we process confidential, sensitive, and proprietary information, including personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations (collectively, “HIPAA”). Several states within the United States have enacted or proposed data privacy laws.
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

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.
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
Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Further, coverage policies and third-party payer reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.
By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, by increasing the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care plans, addressing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and imposing annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and other measures, and tightening of restrictive policies in jurisdictions with existing controls and other measures, could limit coverage of or payments for pharmaceuticals, or affect rebates or other price concessions owed on such products. The Affordable Care Act has been subject to legislative and judicial challenges and amendments, including efforts to repeal, replace, or otherwise modify or to alter its interpretation and implementation. For example, on August 16, 2022, the Inflation Reduction Act of 2022 “Inflation Reduction Act” was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.
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

Other legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative changes to the statute, will stay in effect through 2032 unless additional congressional action is taken. Further, Congress may consider additional health reform measures.
In addition, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. For example, the Inflation Reduction Act also, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more products covered under Part B and Part D will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is possible that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare financing, more rigorous coverage criteria, and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from commercial payers. Coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No. 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. This Regulation, which entered into force in January 2022 and began to apply on January 12, 2025, through a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and provides the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for drug candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
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

The making available or placing on the EU market of unauthorized medicinal products is generally prohibited. However, the competent authorities of the EU Member States may, in specific circumstances, exceptionally and temporarily allow and reimburse the supply of such unauthorized products, either on a named patient basis or through a compassionate use process, to individual patients or a group of patients with a chronically or seriously debilitating disease or whose disease is considered to be life-threatening, and who cannot be treated satisfactorily by an authorized medicinal product. Such reimbursement may no longer be available if authorization for named patient or compassionate use programs expire or is terminated or if marketing authorization is granted for the product. In some EU Member States, authorization and reimbursement policies may also delay commercialization of our products or may adversely affect our ability to sell our products on a profitable basis. After initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third-party payers or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced EU Member States.
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
Brexit. The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is no longer subject to EU regulations (Northern Ireland continues to follow certain limited EU regulatory rules, including in relation to medical devices, but not in relation to medicinal products).
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the EU CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.
Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of EU authorizations in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK -wide licensing process for medicines.

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
There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the UK.
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
Human Capital Management
As of December 31, 2024, we had approximately 155 full-time employees. Of these employees, 35 hold Ph.D. or M.D. degrees, 114 are engaged in research and development, and 41 are engaged in business development, finance, legal, human resources, facilities, information technology, and general management and administration. We also engage temporary employees and consultants. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our employee engagement is highly favorable, which we attribute to our shared mission of transforming the lives of those affected by highly prevalent ocular diseases and has led to our being named a Top Workplace in 2021, 2022, 2023 and 2024 by the San Francisco Chronicle.
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
Equity, Inclusion and Diversity
We are committed to inclusion across all aspects of our company, including hiring, promotion and development practices. Our employees bring diverse perspectives to our workplace across many critical categories, and we believe our company is stronger as a result of our diverse experiences and backgrounds. We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. We continue to support employee-led resource groups (“ERGs”) and provide resources for our employees to support equity and engagement. We currently have one ERG that represents and supports women in our workforce: SOAR (Supporting Women of All Ranks ERG), providing support and mentorship for our female workforce, including guidance on career advancement. Overall, the goal of ERG programs at Adverum are to mentor, foster, encourage and inspire employees in all stages of their careers by providing access to senior leadership, peer groups, mentoring and other valuable resources to help them pursue their career ambitions.

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
Risks Related to Our Financial Position and Need for Capital
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding to finance our operations through regulatory approval of our lead program and beyond, which may not be available on acceptable terms, or at all. If we fail to obtain additional capital necessary to fund our operations, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations, or to cease operations or liquidate our assets.
As of December 31, 2024, our cash, cash equivalents and short-term investments totaled $125.7 million, which we expect to fund our operations into the second half of 2025. We have determined that our existing cash and cash equivalents as of December 31, 2024 would be insufficient to fund our operations through one year from the filing date of this Annual Report on Form 10-K. Because our cash and cash equivalents will not be adequate to fund our operations through at least 12 months from the date the consolidated financial statements in this Annual Report on Form 10-K are issued, there is substantial doubt regarding our ability to continue as a going concern. As a result, the report from our independent registered public accounting firm issued in connection with this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern.
Any future clinical trials or ongoing clinical trials of our product candidates could cause an increase in our spending levels, as could other corporate activities, such as expenses related to manufacturing supply of our product candidates. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:
•the type, number, scope, progress, costs, results of and timing of any future nonclinical studies and clinical trials of any of our product candidates that we are pursuing or may choose to pursue in the future;
•the need for, and the progress, costs and results of, any additional clinical trials or nonclinical studies of our product candidates we may initiate based on the results of any clinical trials that we may plan or discussions with the United States Food and Drug Administration or other regulatory authorities outside the United States, including any additional clinical trials or nonclinical studies the FDA or other regulatory authorities outside the U.S. may require evaluating the safety of our product candidates;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•the costs and timing of obtaining or maintaining manufacturing for our product candidates, including commercial validation and internal and external commercial manufacturing;
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
•the effects of competing technological and market developments;
•our ability to establish and maintain partnering arrangements for development and/or commercialization;
•the cost and timing of establishing enhanced internal controls over financial reporting; and
•the costs associated with being a public company.

We may never generate the necessary data or results required to obtain regulatory approval in order to generate revenue from product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. We will need to raise substantial additional funding to finance our operations through clinical development of our product candidates and potentially to commercialize these candidates. We continue to analyze various alternatives, including public or private equity or debt financings, third-party funding, revenue interest arrangements, collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the U.S. and abroad. For example, our ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, such as have been experienced recently due in part to, among other things, the impacts of inflation, ongoing overseas conflicts, and disruptions in access to bank deposits and lending commitments due to bank failures. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all.
If we fail to obtain additional capital necessary to fund our operations, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations, or to cease operations or liquidate our assets. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing. Therefore, we cannot be certain that our plans to raise additional capital will be successful in alleviating the substantial doubt regarding our ability to continue as a going concern. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.
If we sell shares of our common stock or securities convertible into or exercisable for shares of our common stock in future financings or pursuant to licensing, collaboration or other arrangements, stockholders may experience immediate dilution and, as a result, our stock price may decline.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity or debt financings, third-party funding, revenue interest arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches, grants, debt and other financings. We do not have any committed external source of funds. To the extent that we raise additional capital, if available, through the sale of equity or convertible debt securities, including through our “at-the-market” offering program, the ownership interests of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect such holders' rights as a holder of our common stock. Debt and revenue interest financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
If we raise additional funds through collaborations, strategic alliances, third-party licensing arrangements or similar arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research and development programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
The report of our independent registered public accounting firm for the year ended December 31, 2024 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
Due to the uncertainty of our ability to meet our current operating and capital expenses, in the auditor’s report on our audited annual financial statements as of and for the year ended December 31, 2024, our independent auditors included a paragraph regarding our ability to continue as going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

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
We are subject to risks associated with subletting our leased premises, including risks associated with subtenant defaults, which have occurred and we expect to continue to occur.
In January 2021, we entered into an operating lease agreement for a building in North Carolina (“NC Premises”) and in October 2021, we entered into a sublease agreement with Jaguar Gene Therapy, LLC, (“Jaguar”), who subsequently assigned the sublease to Advanced Medicine Partners, LLC (“AMP” or the “subtenant”) as the subtenant for the NC Premises, through the remainder of the lease term (ending in October 2037). Pursuant to the sublease and the notice and waiver of assignment (the “assignment agreement”), Jaguar remained obligated for AMP’s proper performance under the sublease. In February 2025, a lien in the amount of $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. Further liens by third-party subcontractors or other contractors have been or may in the future be filed against the subtenant’s interest in the NC Premises, and we may need to also discharge such liens to avoid a default under the head lease. The subtenant and Jaguar failed to remit the March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises. As a result, we assumed responsibility for such payments in March 2025. As of April 7, 2025, we have made payments in the total amount of $1.9 million to satisfy outstanding rent and common area management fee obligation, and we remain obligated under the head lease, including for all future remaining rent payments in an aggregate amount of up to $119.7 million for the remainder of the head lease term, of which $5.7 million is due between April 8 and December 31, 2025. As a result of the uncured defaults, we terminated the sublease and initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and to seek recovery of losses and damages due to the defaults by the subtenant and Jaguar. In the event we are unsuccessful in collecting from the subtenant or Jaguar or are unable to obtain a new subtenant on acceptable terms or at all, we will be required to satisfy our obligations directly to the landlord under the head lease in accordance with its terms.
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
Of the large number of gene therapies, biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a BLA to the FDA or marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”), and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution, or be conditional on future development activities and clinical results. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval, or, if approved, successfully commercialize, any of our product candidates, we may not be able to generate sufficient revenue to continue the operation of our business. In addition, difluprednate eye drops are not approved or commercially available in certain geographies where we intend or may choose to conduct Phase 3 clinical trials and to commercialize Ixo-vec, if approved, which could have an adverse effect on our ability to complete Phase 3 clinical trials or commercialize Ixo-vec in such jurisdictions or on our expected timelines.
Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials or any clinical trials using our proprietary viral vectors.
Drug development has inherent risk. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, for the treatment of wet age-related macular degeneration (“wet AMD”), uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may generate unexpected results in clinical trials in the future, such as the dose-limiting toxicity at the 6 x 10^11 vg/eye (“6E11”) dose tested in the INFINITY trial in diabetic macular edema (“DME”) subjects. Although we will be bound by the generally applicable laws governing approval, the fact that Ixo-vec is a gene therapy and the broad patient population that it is intended to treat mean that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. Results in trials of competing product candidates or of other companies in our market sector may influence the perception of our product candidates. In addition, we may be adversely impacted if adverse events are reported for our or another party’s product or product candidate containing one of our proprietary viral vectors.
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
Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, pigmentary changes, including iris transillumination defects and anterior chamber pigmentation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, dose-related inflammation is a known side effect of Ixo-vec administration, but the duration of inflammation caused by Ixo-vec, our ability to prevent or manage that inflammation using corticosteroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. Our LUNA trial is evaluating prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. In November 2024, we announced LUNA 52-week data with a cut-off date of August 29, 2024. Ixo-vec was well-tolerated, and when present inflammation was responsive to per protocol local corticosteroids. Our 52-week data suggest that difluprednate eye drops alone are a promising "go forward" prophylactic regimen for our future pivotal studies. The use of a difluprednate eye drop prophylactic regimen may not be as successful in managing or mitigating inflammation in future, larger clinical trials or commercial use, and our reliance on the availability of these corticosteroids makes us vulnerable to drug shortage or other supply problems. In addition, difluprednate eye drops are not approved or commercially available in certain geographies where we intend or choose to conduct Phase 3 clinical trials, which could have an adverse effect on our ability to complete Phase 3 clinical trials in these jurisdictions on our expected timelines.

Even if we achieve marketing approval, doctors may not prescribe, and patients may not use, Ixo-vec or our other product candidates if they deem the levels or risk of inflammation to be unacceptable or if they are unwilling or unable to use the required prophylactic corticosteroid regimen. Further, patients treated with Ixo-vec could develop antibodies against AAV.7m8 capsid and/or aflibercept protein. These antibodies could preclude these patients from receiving other AAV-based gene therapies in the future. In addition, patients previously treated with or exposed to other AAV-based gene therapies could develop antibodies against AAV.7m8 and/or the aflibercept protein, which could reduce or eliminate the effectiveness of Ixo-vec or could cause unanticipated adverse reactions to Ixo-vec. Studies have also found that intravenous delivery of certain AAV vectors at high doses may result in adverse events and have prompted the recommendation that studies involving high doses of AAV vectors should be monitored carefully for such adverse events. In addition, patients given infusions of any therapeutic protein or injection of gene therapies that cause expression of a therapeutic protein may develop severe hypersensitivity reactions, infusion reactions, or serious side effects including transaminitis. With respect to our product candidates that are being or may be studied in diseases of the eye, there are additional potential serious complications related to IVT injection and taking aqueous fluid samples from the eye (“aqueous tap”), such as retinal detachment, endophthalmitis, ocular inflammation, cataract formation, glaucoma, damage to the retina or cornea, and bleeding in the eye. Serious complications or serious, unexpected side effects in connection with the use of our product candidates could materially harm our business prospects, financial condition and results of operations.
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
If our product candidates are not shown to be safe and effective, we may not realize the value of our investment in our technology or product candidates. Promising nonclinical results generated with a product candidate in animal models do not guarantee similar results when the candidate is tested in humans. For example, the levels of protein expression achieved from a vector in a nonclinical model, including non-human primate models, may be significantly different than the level of protein expression achieved in humans. Similarly, human subjects administered our product candidates may develop side effects that were not observed in animal models and/or are more severe than those observed in animal models. In addition, even industry-accepted animal models may not accurately replicate human disease. Success in nonclinical studies or in early clinical trials does not mean that later clinical trials will be successful, because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through nonclinical and initial clinical testing. Further, safety and/or efficacy issues with a product candidate may become apparent only when the product candidate is tested in human subjects suffering from the relevant disease. Furthermore, the initiation of future trials for a product candidate will be dependent upon demonstrating sufficient safety and efficacy to the relevant regulatory authorities in preceding or other ongoing trials using the same product candidate. We will still need to conduct Phase 3 pivotal trials in which we anticipate Ixo-vec will be compared to available therapies and utilize longer-term endpoints in order to support submission and approval of a BLA or equivalent outside of the U.S. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of products under development result in the submission of a marketing application and even fewer are approved for commercialization. Even if our clinical trials successfully meet their endpoints for safety and efficacy, the FDA and/or other regulatory authorities outside the U.S. may still conclude that the product candidate has not demonstrated a beneficial benefit-risk profile or otherwise does not meet the relevant standard for approval.
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
In addition, the clinical trial requirements of the FDA, EU competent authorities and other regulatory authorities outside the U.S. and the criteria these regulators may use to determine the quality, safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. The regulatory approval process for novel gene therapy products such as ours can be more expensive and take longer than for other treatment modalities, which are better known or more extensively studied to date. To date, approvals for gene therapy products by the FDA have been generally for rare diseases with limited treatment options. Because we are targeting a broad population of patients with wet AMD, for which there are multiple approved and widely adopted standard-of-care therapies, the benefit-risk profile of Ixo-vec may be subject to greater scrutiny by regulatory authorities. Regulatory approaches and requirements for gene therapy products continue to evolve, and any changes could create significant delay and unpredictability for product development and approval as compared to technologies with which regulatory authorities have more substantial experience, including, for example, reevaluating whether to require a companion diagnostic for gene therapy products.
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
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and patient’s safety concerns over participating in a clinical trial. We will be required to identify and enroll a sufficient number of patients for any clinical trial for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may meet exclusion criteria that would prevent them from being enrolled in a clinical trial for any of our product candidates. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial.

We plan to seek initial marketing approval of our product candidates in the U.S., EU and/or other countries and we may not be able to successfully conduct clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EU or other regulatory authorities outside the U.S. In addition, the process of finding and diagnosing patients may prove costly.
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
•the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval; or
•approval from such authorities may be conditioned on the collection of additional data or otherwise contain significant post-marketing obligations.

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
We received Fast Track designation for Ixo-vec in September 2018 for the treatment of wet AMD. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA provides opportunities for frequent interactions with the review team for a Fast Track product, including pre-investigational new drug application (“IND”) meetings, end-of-phase 1 meetings, and end-of-phase 2 meetings to discuss study design, extent of safety data required to support approval, dose-response concerns, and use of biomarkers. A Fast Track product may also be eligible for Priority Review and Rolling Review, which may potentially result in a shorter FDA review process.
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
The United Kingdom’s MHRA granted Ixo-vec an Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in April 2023. ILAP is a pathway supporting innovative approaches to the safe, timely, and efficient development of medicines aiming to accelerate the time to market, facilitating patient access to medicines. ILAP is comprised of the Innovation Passport designation and a Target Development Profile and provides applicants with access to a toolkit to support the design, development and approvals process. The Innovation Passport is the first step in the ILAP process, triggering the MHRA and its partner agencies, including the All Wales Therapeutics and Toxicology Centre, the National Institute for Health and Care Excellence, and the Scottish Medicines Consortium to partner with Adverum to charter a roadmap for regulatory and development milestones with the goal of early patient access in the United Kingdom (“UK”).

However, Fast Track, RMAT, PRIME and ILAP designations for Ixo-vec may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and do not assure ultimate approval by the FDA, the European Commission, or MHRA. In addition, the FDA and MHRA can rescind or revoke the designations for Ixo-vec if the regulatory agencies later determine that Ixo-vec no longer meets the qualifying criteria for such designation. The EMA can remove Ixo-vec from the PRIME eligibility list if Ixo-vec no longer meets the eligibility criteria.
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
The development of commercially viable manufacturing processes typically is very difficult to achieve, is often very expensive and may require extended periods of time. As we develop, seek to optimize, and operate the Ixo-vec manufacturing process, internally and/or through third parties such as CMOs or potential partners, we will likely face technical and scientific challenges, considerable capital costs, and potential difficulty in recruiting and hiring experienced, qualified personnel. There may also be unexpected technical or operational issues during clinical manufacturing campaigns or process validation campaigns. For example, all Good Manufacturing Practices (“GMP”) activities, whether conducted at our Redwood City facility, or by external manufacturing, testing, and distribution vendors or potential partners are subject to significant health authority regulation with respect to manufacturing and testing our product candidates. If we are unable to satisfy these regulatory requirements, or if we are unable to solve the technical, scientific, and other challenges described above, we may be unable to manufacture a sufficient supply of our product candidates for our clinical trials and may be forced to delay or terminate our development programs. Additionally, changes in manufacturing processes (including cell lines and viral banks), equipment or facilities (including moving manufacturing or testing from one of our facilities to another one of our facilities or a third-party facility, such as CMOs or potential partners, or from a third-party facility, such as CMOs or potential partners, to one of our facilities) may require us to conduct additional studies to demonstrate comparability in order to receive regulatory approval of any manufacturing modifications. As a result, we could experience manufacturing delays that prevent us from commencing or completing our clinical studies on the timelines we anticipate, if at all.
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

If we are unable to produce sufficient quantities of our products and product candidates at acceptable costs, we may be unable to meet clinical or potential commercial demand, face delayed timelines, lose potential revenue, have reduced margins, or be forced to terminate a program.
Due to the complexity of manufacturing our products, we may not be able to manufacture sufficient quantities to meet clinical or potential commercial demand. Our inability to produce enough of a product meeting all release acceptance criteria at acceptable costs may cause us to be unable to meet clinical or potential commercial demand, to delay our clinical and/or commercialization timelines, to lose potential revenue, to have reduced margins, or to be forced to discontinue such product.
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
As our product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation, and manufacturing sites are altered along the way in an effort to optimize yield and manufacturing batch size, reduce costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of our ongoing and planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.
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

We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis. If we or a contract manufacturer are unable to do so, we may experience clinical or commercialization delays or be required to expend significant resources to work with an alternative contract manufacturer. We and our contract manufacturers must also adhere to the FDA’s GMP regulations enforced by the FDA through its facilities inspection program as well as other comparable regulations enforced by other regulatory authorities outside the U.S. Our contract manufacturers have not produced a commercially approved AAV product and therefore have not yet demonstrated compliance with GMP regulations to the satisfaction of the FDA or other regulatory authorities outside the U.S. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. If the facility does not pass a pre-approval plant inspection, the FDA or other regulatory approval of the products will not be granted. In addition, the regulatory authorities may, at any time, audit or inspect any manufacturing facility we may have or those of our third-party contractors involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Should the FDA or other regulatory authorities outside the U.S. determine that the facility is not in compliance with applicable regulations, the manufacture and release of our product candidates may not be possible, and our business could be harmed.
The regulatory authorities also may, at any time, inspect any manufacturing facility we may have or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if we become aware of a violation of our product specifications or applicable regulations, independent of an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third-party to implement and which may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Such violations could also result in civil and/or criminal penalties. Any such remedial measures or other civil and/or criminal penalties imposed upon us or third parties with whom we contract could materially harm our business.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. The policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revision. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
Following Brexit, the UK and the EU signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still uncertainties. The EU-UK Trade and Cooperation Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Among the changes that have occurred are that the UK is treated as a “third country”, a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement (Northern Ireland continues to follow certain limited EU regulatory rules, including in relation to medical devices, but not in relation to medicinal products). As part of the EU-UK Trade and Cooperation Agreement, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The EU-UK Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.
On February 27, 2023, the UK Government and the European Commission reached a political agreement on the so-called “Windsor Framework”. The Windsor Framework is intended to revise the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023 and the arrangements under the Windsor Framework relating to medicinal products took effect on January 1, 2025.  As it relates to marketing authorizations, the United Kingdom has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continued, until January 1, 2025 to be covered by the marketing authorizations granted by the European Commission but the Windsor Framework provides that the UK MHRA is the sole regulatory body responsible for granting marketing authorizations for Northern Ireland as of January 1, 2025.
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
•The manufacturing and distribution of biologics is extremely susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, or transportation or storage conditions of the product. Even minor deviations from prescribed manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contamination is discovered in our product candidates or in a manufacturing facility in which our product candidates are made, such manufacturing facility may need to be closed for an extended period of time to investigate and remedy the contamination.
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
•We continue to develop the manufacturing process, and our current process has not been fully characterized and therefore is open to potential variations that could lead to defective product substance that does not meet specification.
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
We do not expect to independently conduct all aspects of our vector production, product and product candidate manufacturing and testing, protocol development, clinical trials, product distribution, commercialization, nonclinical studies, research and related activities. We currently rely, and expect to continue to rely, on third parties with respect to these items. We may not be able to enter into agreements or partnerships with these third parties and if we do enter into agreements with these third parties, we cannot be assured these agreements will be on favorable economic terms or that any of these third parties will be successful at fulfilling their contractual obligations, and it is possible they may choose to terminate their engagements with us. If we need to enter into alternative arrangements, it could delay or jeopardize our product development activities or regulatory filings or be more costly. Our reliance on these third parties for vector production, process development, assay development, product and product candidate manufacturing and testing, protocol development, clinical trials, product distribution, commercialization, nonclinical studies, research and related activities reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required regulations. If any of these third parties on which we rely do not perform satisfactorily, we will remain responsible for ensuring that:
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
any of which we may not be able to do.
We will continue to rely on third-party manufacturers and suppliers, and may enter into partnerships and other business development arrangements, which entail risks, including:
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

We rely and will continue to rely on third parties to conduct some nonclinical testing and all of our ongoing and planned clinical trials. If these third parties do not meet our deadlines or otherwise fail to conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
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
Trade secrets do not provide any protection against the independent development of the trade secret by a competitor or other third-party. If a competitor independently obtains or develops our trade secret, either by reverse engineering our product or other legal means, we would be unable to prevent them from using the trade secret, and our competitive position would be harmed.
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
We currently are heavily reliant upon licenses of certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. These and other licenses may not provide adequate rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future, or may contain other limitations on our ability to use such intellectual property or technology. As a result, our ability to develop or commercialize our processes and product candidates may be limited by the terms of such agreements. Further, the third parties from whom we license certain patent rights and proprietary technology have in the past attempted and may in the future attempt to terminate their agreements with us. We may be unable to obtain a new license to that technology on commercially reasonable terms. If we need to develop or acquire alternative manufacturing technology, our product development activities may be significantly delayed, and if we were unable to develop or acquire alternative manufacturing technology, it could have a material adverse effect on our business. In addition, we may not be able to prevent competitors from developing and commercializing competitive products to the extent our licenses to patents are non-exclusive or limited with respect to fields of use or territories.
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
We are aware of patent rights held by third parties that could be construed to cover certain aspects of our product candidates. In addition, changes to our product candidates or their uses or manufacture may cause them to infringe patents held by third parties. A patent holder has the right to prevent others from making, using, importing or selling a drug that incorporates the patented compositions while the patent remains in force. While we believe that third-party patent rights will not affect our planned development, regulatory clearance, and eventual marketing, commercial production, and sale of our product candidates, there can be no assurance that this will be the case. In addition, the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”) exemption provided by U.S. patent law permits uses of compounds and biologics in clinical trials and for other purposes reasonably related to obtaining FDA approval of drugs and biologics that will be sold only after patent expiration, so our use of our product candidates in those FDA-related activities does not infringe any patent holder’s rights. However, were a patent holder to assert its rights against us before expiration of such patent holder’s patent for activities unrelated to seeking FDA approval, the development and ultimate sale of our product candidates could be significantly delayed, and we could incur the expense of defending a patent infringement suit and potential liability for damages for periods prior to the patent’s expiration.
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
If we or any of our future development partners were to initiate or threaten legal proceedings against a third-party to enforce a patent directed at one of our product candidates, or one of our future product candidates, the accused infringer could claim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are claims seeking declaratory judgment of invalidity. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement.
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
Intellectual property rights we have licensed, including certain rights related to our proprietary AAV.7m8 capsid, were generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (“Bayh-Dole Act”) and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability, or that of our sublicensees, to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
We may fail to comply with any of our obligations under existing agreements pursuant to which we license or have otherwise acquired intellectual property rights or technology, which could result in the loss of rights or technology that are material to our business.
Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise regarding our rights to intellectual property licensed to us from a third-party, including but not limited to:
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
•availability of appropriate prophylaxis in geographies where we intend to conduct our Phase 3 clinical trials and to commercialize Ixo-vec, if approved;
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
Even if we are able to successfully complete our clinical trials and submit a BLA, and/or an MAA, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize our product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory authorities will complete their review processes in a timely manner or that we will obtain regulatory approval for our product candidates. For example, difluprednate eye drops are not approved or commercially available in certain geographies where we intend or may choose to seek regulatory approval for Ixo-vec, and we cannot assure you that the appropriate prophylaxis will be available in such jurisdictions to enable us to obtain regulatory approval to commercialize Ixo-vec. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in policies from the FDA or other regulatory authorities outside the U.S. during the period of product development, clinical trials and FDA’s or comparable foreign regulatory authorities’ regulatory review. If marketing approval for any product candidate is delayed, limited or denied, our ability to market the product candidate and our ability to generate product sales, would be adversely affected.
Disruptions at the FDA or other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, furloughed critical employees and ceased critical activities. More recently, such agencies, including the FDA, have conducted layoffs and may, from time to time, conduct additional layoffs. If a prolonged government shutdown or significant layoffs occur, it could significantly impact the ability of the FDA and applicable foreign authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
•availability and market acceptance of an appropriate prophylaxis regimen in geographies where we intend to commercialize Ixo-vec, if approved;
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
We operate in highly competitive segments of the biopharmaceutical markets. We face competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, biotechnology, and gene therapy companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. There are a variety of drug candidates and gene therapies in development or being commercialized by our competitors for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in our target disease areas, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering patients for clinical trials, and in identifying and in-licensing new product candidates. For example, 4D Molecular Therapeutics is developing 4D-150, an AAV-based gene therapy delivering two transgenes and encoding a therapeutic antibody fragment similar to aflibercept (Eylea) for the treatment of wet AMD and diabetic macular edema, which competes for the same patients, study site resources and personnel as Ixo-vec. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
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
Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge for our product candidates. For example, LUCENTIS (and biosimilars thereto), EYLEA (and any biosimilars thereto) and VABYSMO (and any biosimilars thereto) are currently available or will become available in the U.S. and the EU for treatment of wet AMD. We may not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.
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

In the United States, most patients receive off-label bevacizumab, including as a first-line treatment. Many patients go on to receive Eylea, Eylea HD or Vabysmo® (faricimab-svoa). We know of a number of additional product candidates in development or approved for chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD:
•biosimilar anti-VEGFs;
•bispecific / combination / add-on therapy for efficacy or durability improvement;
•long-acting delivery device and tyrosine kinase inhibitor implants to lower treatment frequency;
•gene therapy to lower treatment frequency and offer the potential for lifelong injection freedom; and
•other molecules that inhibit neovascularization in wet AMD.
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
Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans. or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Further, coverage policies and third-party payer reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs.

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
Certain provisions of the Affordable Care Act have been subject to amendments and executive, Congressional, and judicial challenges as well as efforts to repeal, replace, or otherwise modify them or alter their interpretation and implementation. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. Any such changes could affect the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.
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
Legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, will stay in effect until 2032 unless additional congressional action is taken. Further, there may be additional health reform measures, particularly in light of recent U.S. presidential and congressional elections.

These cost reduction initiatives could decrease the coverage and reimbursement that we receive for any approved products and could seriously harm our business. For example, the Inflation Reduction Act, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect beginning fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more products covered under Part B and Part D will become subject to the Medicare Drug Price Negotiation Program. The Inflation Reduction Act permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and began to apply on January 12, 2025, through a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.
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
We may not be successful in establishing and maintaining development, commercialization or other strategic collaborations, which could adversely affect our ability to develop and commercialize product candidates and receive milestone and/or royalty payments.
We have entered into development or other strategic collaborations with biotechnology and pharmaceutical companies in the past, and may in the future enter into additional development, commercialization or other strategic collaborations. Research activities under our collaboration agreements may be subject to mutually agreed-on research plans and budgets, and if we and our strategic partners are unable to agree on the research plan or research budget in a timely fashion or at all, performance of research activities will be delayed. In addition, some of our strategic partners may terminate any agreements they enter into with us or allow such agreements to expire by their terms. If we fail to maintain our current or future strategic collaborations, we may not realize milestone and royalty payments or other revenues under the collaboration agreements.

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
We have no sales, marketing, distribution, or market access and reimbursement capabilities, and we would have to establish a partnering arrangement and/or invest significant resources to develop these capabilities.
We have no internal sales, marketing, distribution, or market access and reimbursement capabilities. If any of our product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We would have to establish a partnering arrangement for commercialization and/or invest significant amounts of financial and management resources to develop internal sales, marketing, distribution, or market access and reimbursement capabilities, some of which will be committed prior to any confirmation that any of our product candidates will be approved, if at all. We may not be able to hire consultants or external service providers to assist us in sales, marketing, distribution, or market access and reimbursement functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing, distribution, or market access and reimbursement functions ourselves, we could face a number of additional related risks, including:
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
Adverse events in trials or studies conducted by us or other parties, in particular involving the same or similar AAV serotypes to the ones we are using, even if not ultimately attributable to our product candidates or to an AAV serotype that we employ, and resulting publicity, could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Similarly, our lead product candidate, Ixo-vec, leads to expression of a codon-optimized version of the aflibercept protein, which is also the active component in Eylea. If safety or efficacy issues occur relating to Eylea, even if not ultimately attributable to aflibercept, this may negatively impact our product candidate. If any such adverse events or issues occur, development and commercialization of our product candidates or advancement of any potential clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.
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
In the future, we will need to grow our organization, or certain functions within our organization, substantially and potentially establish partnering agreements to continue development and pursue the potential commercialization of our product candidates, as well as function as a public company. As we seek to advance our product candidates, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain or otherwise manage additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate any additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish them could prevent us from successfully growing our company.
If our information technology systems or those third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we work, process, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information).
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.
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
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, CROs, CMOs, collaborators, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, in December 2024, we were the target of nine unsuccessful phishing attempts and expect such attempts will continue in the future and we cannot guarantee that our employees will not succumb to, or that our security measures will adequately detect or prevent, such phishing attacks. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.
We expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. For example, the loss of clinical trial information from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the information.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including partners, affected individuals, regulators, and investors of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences.
If we (or a third-party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.
Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. A security incident could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, delay or impede the development of our products, and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident were to result in a loss of, or damage to, our sensitive information or applications, or inappropriate disclosure of such sensitive information, we could incur liability, and the further development and commercialization of our product candidates could be delayed. In addition, there can be no assurance that we will promptly detect any such disruption or security incident, if at all.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with employees’, contractors’ or vendors’ use of generative artificial intelligence (“AI”) technologies.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations, which impose obligations on covered health care providers, health plans, and health care clearinghouses, as well as their business associates that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process protected health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
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

In addition, there is an increase in federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers, under the federal Physician Payments Sunshine Act, for payments and other transfers of value made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as a physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states and localities also mandate implementation of commercial compliance programs, restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs, impose restrictions on drug manufacturer marketing practices, require the tracking and reporting of gifts, compensation and other remuneration to physicians and/or require the registration of pharmaceutical sales representatives.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, interruption of our clinical trials, and other adverse business consequences.
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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. We obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to penalties if we, our affiliates, or our agents obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
The CCPA and other comprehensive U.S. privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Outside the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”, and, together with the EU GDPR, the “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized by law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws.
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
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.
Our employees and contractors use generative AI technologies to perform work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance, costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
We publish privacy policies, marketing materials, presentations, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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
We and any of our development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.
If we and any of our development partners are successful in commercializing our products, the FDA and foreign regulatory authorities will require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product candidates. If we and any of our future development partners fail to comply with our or their reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of the product and delay in approval or clearance of other products.

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
Under the Tax Cuts and Jobs Act, federal net operating losses (“NOL”) incurred in taxable years beginning after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs for taxable years beginning after 2020 is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. We are conducting a Section 382 study, which is still subject to finalization, but which may show that we experienced an ownership change in 2024. If such ownership change has occurred, up to the vast majority of the NOLs, capital losses and research credit carryforwards presented in our consolidated financial statements would be subject to limitations and therefore may expire unutilized. In addition, states may suspend the ability to use NOLs and research credits which could further limit our ability to use our NOLs and research credits to offset state taxable income and taxes.
For example, California has enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024, and before January 1, 2027.

Potential natural disasters, some possibly related to the increasing effects of climate change, could damage, destroy or disrupt operations at our office and laboratories, CMO premises, study sites, and/or other third-party vendor sites, which could have a significant negative impact on our operations.
We are vulnerable to the increasing impact of climate change and other natural disasters. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Such extreme weather events, or other natural disasters such as earthquakes, can cause power outages and network disruptions that may result in damage, destruction or disruption to operations at our offices, laboratories, CMO premises, or other third-party vendor sites and may impact our ability to continue or complete our clinical studies or to produce, characterize or otherwise develop our product candidate which could negatively impact our operations and delay our plans to commercialize our product candidates. They could also cause significant damage to or destruction of our clinical study sites resulting in temporary or long-term closures of these facilities. Such disasters could also result in loss or damage to our office buildings, laboratories, CMO premises, employee and/or patient homes, employees and/or patients relocating to other parts of the country or being unwilling to travel to the clinical study site locations, and the inability to recruit key employees and/or enroll patients. This could result in adverse impacts to the available workforce and/or patient enrollment in our clinical studies, damage to or destruction of materials and/or data, or the inability to conduct clinical studies and deliver new data.
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
We have identified a material weakness in our internal control over financial reporting. If we are unable to remedy the material weakness, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.
Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion.
As more fully described in Part II, Item 9A, in connection with our preparation of the consolidated financial statements for the year ended December 31, 2024 we have identified non-cash errors in the accounting for tenant improvement allowances that resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2023, as well as the unaudited condensed consolidated quarterly financial information for the quarterly periods in the years ended December 31, 2023 and 2024. These errors were indicative of a material weakness in our controls over lease accounting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified a material weakness as of December 31, 2022, related to a non-cash lease accounting error related to another operating lease in previously issued financial statements. We have also identified other control deficiencies. We cannot be certain that additional material weaknesses and control deficiencies will not be discovered in the future. If our efforts to remediate the material weakness are not successful, material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements, and we could fail to meet our financial reporting obligations. As a result of failure to remediate the material weakness or future weaknesses or deficiencies, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are or remain unable to assert that our internal control over financial reporting is effective in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data (“Information Systems and Data”).
Our information security function, which includes our Vice President of Information Technology (“IT”) and third-party service providers, legal department and security committee, helps identify, assess, and manage the Company’s cybersecurity threats and risks. Our information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: using automated tools, conducting audits, evaluating threats, and performing vulnerability assessments.
Depending on the environment, systems, and data at issue, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: cybersecurity insurance, physical security, incident detection and response, access controls, employee training, penetration testing, and systems monitoring.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our Vice President of IT, works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: cybersecurity software providers, managed cybersecurity service providers, penetration testing firms, and cybersecurity consultants.
We use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations, contract manufacturing organizations, and supply chain resources. We have a vendor management process to manage cybersecurity risks associated with certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of diligence designed to help identify cybersecurity risks associated with a provider such as risk assessments and reviewing security assessments and reports.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor entitled: If our information technology systems or those third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; material disruption of our product development programs; and other adverse consequences.
Governance
Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of IT, who holds a Bachelor of Science in Computer Methods from California State University-Long Beach and has previously served as a Director and Associate Director of IT for large pharmaceutical companies.
Our management, including our Chief Operating Officer and Vice President of IT, is responsible for hiring appropriate information security personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and helping prepare for cybersecurity incidents.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Vice President of IT and General Counsel, who work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response process includes reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents.
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
In addition, we lease a manufacturing facility in North Carolina, consisting of approximately 173,820 square feet, under a lease that will expire in October 2037.
We believe that our properties are adequate and suitable for our current needs; however, we are continuing to evaluate our real estate strategy in response to the changing needs of our in-office, hybrid and remote workforce.

Item 3. Legal Proceedings
In October 26, 2021, we entered into a sublease agreement with Jaguar, who subsequently assigned the sublease to AMP, as the subtenant for the NC Premises, for the remainder of the underlying lease term (ending in October 2037). Pursuant to the sublease and the assignment agreement, Jaguar remained obligated for AMP’s proper performance under the sublease. In February 2025, a lien in the amount of $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. Further liens by third-party subcontractors or other contractors have been or may in the future be filed against the subtenant’s interest in the NC Premises and we may need to also discharge such liens to avoid a default under the head lease. The subtenant and Jaguar failed to remit March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises. As a result, we assumed responsibility for such payments in March 2025. As of April 7, 2025, we have made payments in the total amount of $1.9 million to satisfy outstanding rent and common area management fee obligation, and we remain obligated under the head lease, including for all future remaining rent payments in an aggregate amount of up to $119.7 million for the remainder of the head lease term, of which $7.1 million is due between April 8 and December 31, 2025. As a result of the uncured defaults, we terminated the sublease and initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and seek recovery of losses and damages due to the defaults by the subtenant and Jaguar.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Capital Market under the symbol “ADVM”.
Holders of Record
As of April 4, 2025, we had approximately 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of December 31, 2024, we had an accumulated deficit of $1.1 billion. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are still in clinical development and may never be successful in developing or commercializing our product candidates.
While we may in the future generate revenue from a variety of sources, including license fees, milestone, and research and development payments in connection with strategic partnerships, and potentially revenue from product sales if any of our product candidates are approved, to date we have not generated any revenue from product sales.
We currently have no operational clinical or commercial manufacturing facilities, and all of our clinical manufacturing activities are currently contracted out to third parties. Additionally, we use third-party contract research organizations (“CROs”) to carry out our clinical development and we do not have a sales organization.
On March 21, 2024, we effected a 1-for-10 reverse stock split of our common stock. The par value and the authorized shares of our common stock were not adjusted as a result of the reverse stock split. All equity-related information including per share amounts for all periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect this reverse stock split.
Private Placements
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
Restatement of Previously Issued Financial Statements
On March 28, 2025, the Audit Committee of our Board of Directors (the “Audit Committee”), following consultation management and our independent registered public accounting firm, Ernst & Young LLP, concluded that certain of our previously issued financial statements should no longer be relied upon due to non-cash errors identified in the accounting for tenant improvement allowances associated with an operating lease and sublease related to a building in North Carolina (the “NC Premises”).
In January 2021, we entered into the operating lease for the NC Premises, and in October 2021, we entered into the sublease agreement with Jaguar Gene Therapy, LLC (“Jaguar”), who subsequently assigned the sublease to Advanced Medicine Partners, LLC (“AMP” or the “subtenant”) as the subtenant for the NC Premises, through the remainder of the lease term. While preparing the consolidated financial statements as of and for the year ended December 31, 2024, management discovered non-cash errors in our accounting for our operating lease and sublease of the NC Premises. The errors relate solely to our accounting for tenant improvement allowances provided by the landlord to the Company under the operating lease, which were subsequently conveyed from the Company to the subtenant under the sublease, and to a lesser extent, to the assessment of the probability of collection of the lease payments from the subtenant over the remaining term of the sublease. The errors affect the reported amounts of non-cash assets and liabilities, and non-cash general and administrative expenses, related to the lease and sublease (the “Misstatements”).

The Misstatements relate solely to the NC Premises and require non-cash corrections to our previously issued audited consolidated financial statements as of and for the years ended December 31, 2022 and 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), as well as the unaudited condensed consolidated quarterly financial information for the quarterly periods in the years ended December 31, 2023 and 2024 (collectively the “Restated Periods”), included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods within those years (“Quarterly Reports” and, together with the 2023 Annual Report, the “Affected Reports”). The Audit Committee concluded that it is appropriate to correct the Misstatements by restating the financial statements for the Restated Periods.
The restated financial statements for the Restated Periods are included in this Annual Report on Form 10-K and we do not intend to separately amend the Affected Reports.
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
We estimate nonclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs that conduct and manage nonclinical studies and clinical trials on our behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. We estimate the amounts incurred through communications with third-party service providers and our estimates of accrued expenses as of each balance sheet date are based on information available at the time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will need to adjust the accrual accordingly.
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
•vendors in connection with nonclinical development activities; and
•service providers for professional service fees such as consulting and related services.
Our understanding of the status and timing of services performed relative to the actual status and timing may vary and may result in our reporting changes in estimates in any particular period. Due to the nature of these estimates, we cannot assure you that we will not materially adjust our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activities. For the years ended December 31, 2024 and 2023, there were no material changes from our prior estimates of accrued research and development expenses.
Leases
For our long-term operating leases, we recognize a right-of-use asset and a lease liability on our consolidated balance sheets. We determine if an arrangement contains a lease and the classification of the lease at inception based on the unique facts and circumstances present in the arrangement. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments and lease incentives over the expected lease term. Lease incentives are included in the measurement of the consideration in the contract at lease commencement when we are reasonably certain to incur costs to construct lessee assets. In order to determine the incremental borrowing rate, we determine our credit rating, adjust the credit rating for the nature of the collateral, and benchmark the borrowing rate against observable yields on comparable securities with a similar term. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. We elected to combine lease and non-lease components for all underlying assets groups. We determine the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For short term leases, we do not recognize a right-of-use asset and lease liability and recognize the lease expense over the term of the lease on a straight-line basis.
Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments include lease operating expenses.
We assess the probability of collecting lease payments under our sublease at each reporting date. We currently believe that collection of lease payments is improbable and therefore sublease income is constrained at the lesser of cash payments or straight-line sublease income. Sublease income/loss for operating leases is classified in general and administrative expenses based on payments collected and tenant improvement allowance disbursed to the subtenant.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements applicable to us is included in Note 3. Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Years ended December 31,		Increase/ (Decrease)
	2024	2023 As Restated
	(In thousands)
License revenue	$1,000	$3,600	$(2,600)
Operating expenses:
Research and development	77,041	77,486	(445)
General and administrative	63,118	55,056	8,062
Total operating expenses	140,159	132,542	7,617
Operating loss	(139,159)	(128,942)	(10,217)
Other income, net	8,232	5,748	2,484
Net loss before income taxes	(130,927)	(123,194)	(7,733)
Income tax benefit	—	1,078	(1,078)
Net loss	$(130,927)	$(122,116)	$(8,811)
License Revenue
The $1.0 million of license revenue for the year ended December 31, 2024 was related to a milestone payment received from Ray Therapeutics, Inc. (“Ray”) pursuant to a license agreement we had entered into with Ray in February 2023. The $3.6 million of license revenue for the year ended December 31, 2023 was primarily related to a milestone payment received from Lexeo Therapeutics, Inc.(“Lexeo”) pursuant to a license agreement we had entered into with Lexeo in January 2021.
Research and Development Expense
The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Years ended December 31,		Increase/ (Decrease)
	2024	2023 As Restated
	(In thousands)
Direct research and development expenses
Ixo-vec	$28,552	$23,256	$5,296
Other programs	2,865	2,630	235
Indirect research and development expense
Personnel related (including stock-based compensation)	33,041	30,716	2,325
Facilities and other unallocated research and development expenses	12,583	20,884	(8,301)
Total research and development expenses	$77,041	$77,486	$(445)
Research and development expenses decreased by $0.5 million to $77.0 million for the year ended December 31, 2024 from $77.5 million for the year ended December 31, 2023. This overall decrease was primarily related to a decrease of $8.3 million in rent expense driven by a lease termination in the prior year, partially offset by an increase of $5.3 million in spending on Ixo-vec in preparation for Phase 3 clinical development, an increase of $2.3 million in personnel-associated costs due to higher headcount, and an increase of $0.2 million related to other programs.
For the periods presented, our research and development activities were attributable to Ixo-vec and our earlier-stage research programs. We expect that research and development expenses will increase in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD into Phase 3.

General and Administrative Expense
General and administrative expense increased by $8.1 million to $63.1 million for the year ended December 31, 2024 from $55.1 million for the year ended December 31, 2023, primarily related to an increase of $14.3 million in facilities expenses driven by non-cash tenant improvement allowances made available to the subtenant of the NC Premises and a $0.6 million increase in professional services. These increases were partially offset by a $6.3 million decrease in depreciation expense and rent expense driven by the lease termination in the prior year and a decrease of $0.7 million in insurance costs due to a decrease in premiums.
We expect that general and administrative expenses will increase in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
Other Income, Net
The increase of $2.5 million in other income, net for the year ended December 31, 2024 as compared to 2023 was primarily due to higher average yields on investments.
Income Tax Benefit
There was no income tax benefit during the year ended December 31, 2024. We derecognized the liability of $1.1 million for the year ended December 31, 2023 arising from an uncertain tax position related to foreign operations.

Liquidity, Capital Resources and Plan of Operations
Overview
We have funded our operations primarily through the sale of equity. We have not generated positive cash flow or net income from operations since our inception and as of December 31, 2024, we had an accumulated deficit of $1.1 billion. As of December 31, 2024, we had $125.7 million in cash, cash equivalents and short-term investments compared to $96.5 million as of December 31, 2023. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2024 are issued.
Private Placements
On February 7, 2024, we completed the Private Placements of 10.6 million shares of our common stock and, in lieu of common stock, Pre-Funded Warrants to purchase an aggregate of 75,000 shares of common stock to certain institutional and accredited investors and directors for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses.
At-the-Market Offering Program
We are party to a sales agreement (the “Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may, from time to time, sell up to an aggregate amount of $100.0 million of our common stock through Cowen in an “at-the-market” offering. We are not required to sell shares under the Sales Agreement. We will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold pursuant to the Sales Agreement. As of April 15, 2025, no sales have been made pursuant to the Sales Agreement.

Going Concern
As of December 31, 2024, we have devoted substantially all of our efforts to product development and have not realized product sales revenue from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of December 31, 2024, we had an accumulated deficit of $1.1 billion. We used $92.5 million of cash in operations during the year ended December 31, 2024. We expect to continue to incur net losses and operating cash outflows for at least the next several years as we continue development of our product candidates. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, regulatory compliance activities and, if any of our product candidates is approved, sales, marketing and other activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years or longer. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $125.7 million, which we expect to fund our operations into the second half of 2025. We have determined that our existing cash and cash equivalents as of December 31, 2024 would be insufficient to fund our operations through at least 12 months from the date the consolidated financial statements in this Annual Report on Form 10-K are issued, and therefore there is substantial doubt regarding our ability to continue as a going concern. Accordingly, the report from our independent registered public accounting firm for the years ended December 31, 2024 includes an explanatory paragraph stating that our recurring losses since inception raise substantial doubt about our ability to continue as a going concern. See Part I, Item 1A. Risk Factors under the header “Risks Related to Our Financial Position and Need for Capital” for additional information.
We will need to raise substantial additional funding to finance our operations through clinical development of our product candidates and potentially to commercialize these candidates. We continue to analyze various alternatives, including public or private equity or debt financings, third-party funding, revenue interest arrangements, collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. There is no assurance, however, that we will receive any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations for at least 12 months from the date the consolidated financial statements in this Annual Report on Form 10-K are issued. If we fail to obtain additional capital necessary to fund our operations, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations, or to cease operations or liquidate our assets. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. Therefore, it is not considered probable that our plans to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objective. The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors.” Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Funding Requirements
We expect to incur substantial expenditures in the foreseeable future, contingent upon receipt of additional funding, for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our planned nonclinical trials and current and future clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future.
If and when we seek additional funding, we will do so through public or private equity or debt financings, third-party funding, revenue interest arrangements, collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Adequate additional funding may not be available to us on acceptable terms or at all. As a result, we have concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. To complete development and commercialization of any of our product candidates, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:
•our ability to realize savings from any restructuring plans or cost-containment measures we have implemented or additional measures we may implement;
•security breaches, data losses or other disruptions affecting our information systems;
•our need and ability to retain key management and hire scientific, technical, business, and engineering personnel;

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
If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development programs, commercialization efforts or other operations, or to cease operations or liquidate our assets. We may also be required to sell or license other technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.
Material Cash Requirements
Our material cash requirements as of December 31, 2024 included operating lease commitments, including the lease of our headquarters office in Redwood City, CA, and the NC Premises. As of December 31, 2024, we had fixed lease payment obligations of $167.2 million, with $12.1 million payable within 12 months. See Note 6, Leases to our financial statements for additional information. As described in Note 15, Subsequent Events to our financial statements, the subtenant, AMP, and Jaguar defaulted, and failed to cure such defaults, under the sublease and the notice and waiver of assignment (the "assignment agreement") for the NC Premises. In February 2025, a lien in the amount of $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid default under the head lease. Further liens by third-party subcontractors or other contractors have been or may in the future be filed against the subtenant’s interest in the NC Premises and we may need to also discharge such liens to avoid a default under the head lease. The subtenant and Jaguar failed to remit the March 2025 rent and subsequent rent payments. As a result, we assumed responsibility for such payments in March 2025. As of April 7, 2025, we had made payments in the total amount of $1.9 million to satisfy outstanding rent and common area management fee obligation, and we remain obligated under the head lease, including for all future remaining rent payments in an aggregate amount of up to $119.7 million for the remainder of the head lease term, of which $5.7 million is due between April 8 and December 31, 2025. As a result of the uncured defaults, we terminated the sublease and initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and seek recovery of losses and damages incurred due the defaults by the subtenant and Jaguar.
Except as disclosed above, we have no long-term debt and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing, and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not determinable.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years ended December 31,
	2024	2023 As Restated
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(92,462)	$(90,902)
Investing activities	(41,889)	96,875
Financing activities	120,003	69
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,348)	$6,042
Cash Used in Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $92.5 million, primarily as a result of net loss of $130.9 million due to the continued activities developing our product candidates, partially offset by $37.6 million of non-cash charges mainly related to $14.4 million of stock-based compensation expense, $14.0 million of non-cash sublease loss, $7.5 million of non-cash lease expense, $3.7 million of depreciation and amortization expenses, and $0.9 million of net increase in cash from changes in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
During the year ended December 31, 2023, net cash used in operating activities was $90.9 million, primarily as a result of net loss of $122.1 million due to the continued activities developing our product candidates, partially offset by $39.7 million of non-cash charges mainly related to $18.3 million of non-cash lease expense, $17.6 million of stock-based compensation expense, and $5.6 million of depreciation and amortization expenses; partially offset by $8.5 million of net decrease in cash from changes in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
Cash (Used In) Provided by Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 consisted of $41.5 million of net purchases of marketable securities and by $0.4 million of purchases of property and equipment primarily related to facilities.
Net cash provided by investing activities for the year ended December 31, 2023 consisted of $97.7 million of net maturities of marketable securities, partially offset by $0.8 million of purchases of property and equipment primarily related to facilities.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 consisted of $119.4 million of proceeds from issuance of common stock and pre-funded warrants in the Private Placements, $0.5 million in proceeds from our employee stock purchase plan and $0.1 million in proceeds from the exercise of stock options.
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

Item 8. Financial Statements and Supplementary Data.
ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Adverum Biotechnologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Adverum Biotechnologies, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operating activities and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Restatement of 2023 Consolidated Financial Statements
As discussed in Note 2 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct certain misstatements.
Basis for Opinion
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

Accrued research and development expenses – clinical trials
Description of the Matter
The Company recorded accrued research and development expenses of $2.6 million as of December 31, 2024. As described in Note 3, the Company estimates clinical trial expenses based on the services performed pursuant to contracts with contract research organizations that conduct and manage clinical trials on the Company’s behalf.

Auditing the Company’s accrued research and development expenses for clinical trials was challenging due to the complex nature of evaluating the completeness and accuracy of the information used to estimate clinical trial expenses. Research and development expenses are incurred as the services are performed by vendors. This requires management to accurately monitor the activity of the vendors to determine the level of effort incurred during the reporting period.

How We Addressed the Matter in Our Audit
To test the completeness and accuracy of information used to estimate clinical trial expenses, our audit procedures included, among others, confirming with a sample of vendors the progress of activities under research and development contracts at period end, testing a sample of cash disbursements after period end to assess the completeness of accrued expenses, and making inquiries of individuals outside the finance function.

Accounting for North Carolina leases
Description of the Matter
At December 31, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities were $33.6 million and $91.7 million, respectively. The Company recorded rent expense of $13.3 million and sublease loss of $14.0 million for the year ended December 31, 2024. As discussed in Note 6, the Company has an operating lease agreement (“head lease”) for use of a building in North Carolina that it subleased to a subtenant (“sublease”). Tenant improvement allowances provided by the landlord to the Company under the head lease were subsequently conveyed from the Company to the subtenant under the sublease.

Auditing the Company’s accounting for the head lease and sublease was challenging due to the complex nature of the tenant improvement allowances provided under the head lease and sublease and because of the judgment involved in assessing the collectibility of future lease payments from the subtenant

How We Addressed the Matter in Our Audit
To test the accounting for the effects of the tenant improvement allowances provided under the head lease and sublease, our procedures included, among others, reviewing the head lease and sublease agreement to understand the terms and conditions related to the tenant improvement allowances and evaluating whether the tenant improvements related to the incentives were lessor or lessee assets. To test the sublease loss recognized, we performed audit procedures that included, among others, confirming tenant improvement allowance payments and rent payments directly with the landlord and evaluating the collectibility of future lease payments. For example, we assessed the subtenant’s payment history and factors contributing to the financial strength of the subtenant.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Francisco, California
April 15, 2025

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of December 31,
	2024	2023 As Restated
Assets
Current assets:
Cash and cash equivalents	$60,652	$75,000
Short-term investments	65,039	21,526
Prepaid expenses and other current assets	5,609	6,247
Total current assets	131,300	102,773
Operating lease right-of-use assets	33,611	35,024
Property and equipment, net	11,607	14,764
Restricted cash	1,976	1,976
Deposit and other long-term assets	1,347	1,231
Total assets	$179,841	$155,768
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,610	$1,921
Accrued expenses and other current liabilities	15,620	12,584
Lease liability, current portion	5,668	5,476
Total current liabilities	22,898	19,981
Long-term liabilities:
Lease liability, net of current portion	86,037	68,565
Other non-current liabilities	192	—
Total liabilities	109,127	88,546
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000 shares authorized at December 31, 2024: 20,848 and 10,143 shares issued and outstanding at December 31, 2024 and 2023, respectively	2	1
Additional paid-in capital	1,138,070	1,003,718
Accumulated other comprehensive loss	(407)	(473)
Accumulated deficit	(1,066,951)	(936,024)
Total stockholders’ equity	70,714	67,222
Total liabilities and stockholders’ equity	$179,841	$155,768
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years ended December 31,
	2024	2023 As Restated
License revenue	$1,000	$3,600
Operating expenses:
Research and development	77,041	77,486
General and administrative	63,118	55,056
Total operating expenses	140,159	132,542
Operating loss	(139,159)	(128,942)
Other income, net	8,232	5,748
Net loss before income taxes	(130,927)	(123,194)
Income tax benefit	—	1,078
Net loss	$(130,927)	$(122,116)
Other comprehensive gain (loss):
Net unrealized gain on marketable securities	105	1,057
Foreign currency translation adjustment	(39)	1
Comprehensive loss	$(130,861)	$(121,058)
Net loss per share - basic and diluted	$(6.62)	$(12.11)
Weighted-average common shares outstanding - basic and diluted	19,782	10,082
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022 As Restated	10,012	$1	$985,660	$(1,531)	$(813,908)	$170,222
Stock-based compensation expense	—	—	17,569	—	—	17,569
Common stock issued upon exercise of stock options	—	—	1	—	—	1
Common stock issued under employee stock purchase plan	82	—	488	—	—	488
Common stock issued upon release of restricted stock units	49	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	1,057	—	1,057
Foreign currency translation adjustments	—	—	—	1	—	1
Net loss	—	—	—	—	(122,116)	(122,116)
Balance at December 31, 2023 As Restated	10,143	1	1,003,718	(473)	(936,024)	67,222
Stock-based compensation expense	—	—	14,350	—	—	14,350
Issuance of common stock and warrants for cash in private placement, net of issuance costs of $8,449	10,573	1	119,360	—	—	119,361
Common stock issued upon exercise of stock options	15	—	146	—	—	146
Common stock issued under employee stock purchase plan	88	—	496	—	—	496
Common stock issued upon release of restricted stock units	29	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	105	—	105
Foreign currency translation adjustments	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(130,927)	(130,927)
Balance at December 31, 2024	20,848	$2	$1,138,070	$(407)	$(1,066,951)	$70,714
See accompanying notes to consolidated financial statements.

ADVERUM BIOTECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2024	2023 As Restated
Cash flows from operating activities:
Net loss	$(130,927)	$(122,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,653	5,644
Stock-based compensation expense	14,350	17,569
Net accretion of discount on marketable securities	(1,907)	(1,935)
Non-cash lease expense	7,495	18,257
Non-cash sublease loss/(income)	14,000	(89)
Loss on disposal of property and equipment	2	50
Other	(39)	225
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	638	298
Deposit and other long-term assets	(68)	182
Accounts payable	(262)	(369)
Accrued expenses and other liabilities	3,021	(5,396)
Lease liability	(2,418)	(3,222)
Net cash used in operating activities	(92,462)	(90,902)
Cash flows from investing activities:
Purchases of marketable securities	(101,901)	(36,718)
Maturities of marketable securities	60,400	134,401
Purchases of property and equipment	(388)	(808)
Net cash (used in) provided by investing activities	(41,889)	96,875
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of issuance costs	119,361	—
Payment of deferred offering costs	—	(420)
Proceeds from issuance of common stock pursuant to option exercises	146	1
Proceeds from employee stock purchase plan	496	488
Net cash provided by financing activities	120,003	69
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,348)	6,042
Cash, cash equivalents and restricted cash at beginning of period	76,976	70,934
Cash, cash equivalents and restricted cash at end of period	$62,628	$76,976
Cash and cash equivalents	$60,652	$75,000
Restricted cash	1,976	1,976
Cash, cash equivalents and restricted cash at end of period	$62,628	$76,976
Supplemental schedule of noncash information
Non-cash settlement of operating lease liability	$—	$14,903
Remeasurement of operating lease right-of-use assets and liabilities	$—	$7,632
Fixed assets in accounts payable and current liabilities	$201	$91
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
Going Concern, Liquidity, Risks and Uncertainties—As of December 31, 2024, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2024, had an accumulated deficit of $1.1 billion. The Company used $92.5 million of cash in operations during the year ended December 31, 2024. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.
As of December 31, 2024, the Company had cash, cash equivalents and short-term investments of $125.7 million, which are expected to fund the Company’s operations into the second half of 2025. The Company has determined that its cash and cash equivalents as of December 31, 2024 would be insufficient to fund its operations for a period of at least twelve months from the date these financial statements are issued, which raises substantial doubt regarding the Company’s ability to continue as a going concern.
The Company’s financial statements have been prepared using the going concern basis of accounting, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
Management expects operating losses to continue for the foreseeable future. The Company plans to raise substantial additional capital to continue as a going concern, including through public or private equity or debt financings, third-party funding, revenue interest arrangements, collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The Company may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If the Company is unable to raise capital or enter into such agreements as and when needed, it may have to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations, or to cease operations or liquidate its assets. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. Therefore, it is not considered probable that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.
2. Restatement of Previously Issued Financial Statements
The Company has restated herein its audited consolidated financial statements for the year ended December 31, 2023 in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. In March 2025, the Company discovered that there were errors in its lease accounting related to tenant improvement allowances in connection with an operating lease agreement for a building in North Carolina, which the Company entered into in January 2021 and subsequently subleased in October 2021 (the operating lease agreement and sublease agreements, with their respective amendments, collectively, the “NC Leases”). The Company inappropriately omitted accounting for available tenant improvement allowance that resulted in a misstatement of its operating lease right-of-use asset and related lease liability. Additionally, the Company did not account for tenant improvement allowances that were conveyed to the subtenant, resulting in an overstatement of sublease income. The tables below reflect the adjustments related to this restatement, the amounts of which are included with reference (a).
The Company has also restated interim period financial statements for the first, second and third quarters of 2024 and 2023 as a result of these errors. See Note 14 Quarterly Financial Information (Unaudited) for additional information on the restated interim financial statements for the first, second, and third quarters of 2024 and 2023.

As part of this restatement, the Company has corrected certain other immaterial errors. While these other errors are quantitatively and qualitatively immaterial, individually and in the aggregate, because the Company is restating its consolidated financial statements for material errors, the Company has corrected other immaterial errors as well. These adjustments are described in more detail in references (b) and (c) and elsewhere in the section titled “Other Adjustments” below.
Other Adjustments
The adjustments to correct other errors that are quantitatively and qualitatively immaterial, individually and in the aggregate are as follows:
(b)The Company had previously recorded an out of period adjustment related to research and development expenses in the first quarter of 2023 that was the result of not recording a severance accrual of $0.2 million in 2022.
(c)The Company had previously understated its right-of-use assets and lease liability by $0.3 million related to its facilities in Redwood City, California at each balance sheet in 2024 and 2023.
The Company also identified certain errors as a result of imprecise calculations related to its research and development tax credits that should have been corrected in the consolidated financial statements for the year ended December 31, 2023. Such amounts are deemed immaterial to the Company’s income tax provision for the years ended December 31, 2024 and 2023.
The remainder of the notes to the Company’s financial statements have been restated, as applicable, to reflect the impacts from the restatement discussed above.
Impact of the Restatement
The following tables represent the restated amounts in the Consolidated Balance Sheet, Statement of Operations and Comprehensive Loss, and Statement of Cash Flows for the year ended December 31, 2023 (in thousands, except per share data).
The amounts as previously reported for fiscal year 2023 were derived from the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 18, 2024 and the amounts previously reported for the unaudited condensed consolidated quarterly financial information for the quarterly periods in the years ended December 31, 2023 and 2024 were derived from the Company’s Quarterly Reports on Form 10-Q for the quarterly periods within those years (the “Previously Reported Amounts”). The Previously Reported Amounts are labeled as “As Reported” in the tables below. The amounts labeled “Adjustment” represent the effects of this restatement described above.
The cumulative effect of the error on periods prior to 2023 was $11.3 million which is included in the beginning balance of the accumulated deficit of the restated Consolidated Balance Sheet for the year ended December 31, 2023.

Consolidated Balance Sheet

	As of December 31, 2023
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$75,000	$—		$75,000
Short-term investments	21,526	—		21,526
Prepaid expenses and other current assets	6,247			6,247
Total current assets	102,773	—		102,773
Operating lease right-of-use assets	52,266	(17,242)	(a) (c)	35,024
Property and equipment, net	14,764	—		14,764
Restricted cash	1,976	—		1,976
Deposit and other long-term assets	1,231			1,231
Total assets	$173,010	$(17,242)		$155,768
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,921	$—		$1,921
Accrued expenses and other current liabilities	12,584	—		12,584
Lease liability, current portion	10,409	(4,933)	(a)	5,476
Total current liabilities	24,914	(4,933)		19,981
Long-term liabilities:
Lease liability, net of current portion	64,627	3,938	(a) (c)	68,565
Total liabilities	89,541	(995)		88,546
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, $0.0001 par value, 300,000 shares authorized at December 31, 2023: 10,143 shares issued and outstanding at December 31, 2023	1	—		1
Additional paid-in capital	1,003,718	—		1,003,718
Accumulated other comprehensive loss	(473)	—		(473)
Accumulated deficit	(919,777)	(16,247)	(a) (b)	(936,024)
Total stockholders’ equity	83,469	(16,247)		67,222
Total liabilities and stockholders’ equity	$173,010	$(17,242)		$155,768

Consolidated Statement of Operations and Comprehensive Loss

	Year ended December 31, 2023
	As Previously Reported	Adjustment	Reference	As Restated
License revenue	$3,600	$—		$3,600
Operating expenses:
Research and development	77,676	(190)	(b)	77,486
General and administrative	49,915	5,141	(a)	55,056
Total operating expenses	127,591	4,951		132,542
Operating loss	(123,991)	(4,951)		(128,942)
Other income, net	5,748	—		5,748
Net loss before income taxes	(118,243)	(4,951)		(123,194)
Income tax benefit	1,078	—		1,078
Net loss	$(117,165)	$(4,951)		$(122,116)
Other comprehensive gain:
Net unrealized gain on marketable securities	1,057	—		1,057
Foreign currency translation adjustment	1	—		1
Comprehensive loss	$(116,107)	$(4,951)		$(121,058)
Net loss per share - basic and diluted	$(11.62)	$—		$(12.11)
Weighted-average common shares outstanding - basic and diluted	10,082	—		10,082
Consolidated Statement of Cash Flows

	Year ended December 31, 2023
	As Previously Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(117,165)	$(4,951)	(a) (b)	$(122,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	13,027	5,230	(a)	18,257
Non-cash sublease income	—	(89)		(89)
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	(5,206)	(190)	(b)	(5,396)
Supplemental schedule of noncash information
Remeasurement of operating lease right-of-use assets and liabilities	$13,711	$(6,079)	(a) (c)	$7,632
There was no impact on net cash used in operating activities or within any line items within investing and financing activities.
3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgements are inherently uncertain, and the actual results could differ from these estimates.
March 2024 Reverse Stock Split—On March 21, 2024, the Company effected a 1-for-10 reverse stock split of its common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split.
All equity related information including per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.
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
Restricted Cash—Restricted cash primarily consists of cash collateral to letter of credit provided to the landlord in relation to a lease agreement. See Note 6, Leases for additional information.
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

Segment Reporting—The Company operates and manages its business as one reporting and operating segment, which is the business of developing and commercializing gene therapeutics. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), assesses segment performance and decides how to allocate resources based on total operating expenses as reported on the consolidated statements of operations and comprehensive loss. See Note 11, Segment Reporting, for additional information.
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
Impairment of Long-Lived Assets—Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there is an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.
Leases — For long-term operating leases, the Company recognizes a right-of-use asset and a lease liability on the Company's consolidated balance sheets. The Company determines if an arrangement contains a lease and the classification of the lease at inception. An arrangement contains a lease if there is an identified asset and if the Company controls the use of the identified asset throughout the period of use. The lease liability is determined as the present value of future lease payments and lease incentives over the expected lease term. Lease incentives are included in the measurement of the consideration in the contract at lease commencement when the Company is reasonably certain to incur costs to construct lessee assets. In order to determine the incremental borrowing rate, the Company determines its credit rating, adjusts the credit rating for the nature of the collateral, and benchmarks the borrowing rate against observable yields on comparable securities with a similar term. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. It bases the ROU asset on the lease liability adjusted for any prepaid or deferred rent. The Company elected to combine lease and non-lease components for all underlying assets groups. The Company determines the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For short term leases, the Company does not recognize a right-of-use asset and lease liability and recognizes the lease expense over the term of the lease on a straight-line basis.
Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. The variable lease payments primarily consist of common area maintenance and other operating costs.
The Company assesses the probability of collecting lease payments under its sublease at each reporting date. The Company currently does not deem the collection of lease payments probable and therefore sublease income is constrained at the lesser of cash payments or straight-line sublease income. Sublease income/loss for operating leases is classified in general and administrative expenses based on payments collected and tenant improvement allowance disbursed to the subtenant.
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
Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of the Company’s financial instruments, including cash equivalents approximate their fair values due to their short-term maturities. See Note 4, Fair Value Measurements for the methodologies and assumptions used in valuing financial instruments.
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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2024 and 2023, the Company has recorded a full valuation allowance on its deferred tax assets.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosures of certain categories of expenses in the notes to the financial statements that are included in expense line items on the face of the income statement in annual and interim periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company retrospectively adopted ASU 2023-07 on December 31, 2024. The adoption of ASU 2023-07 did not have a material financial impact on the Company’s consolidated financial statements.
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
The following is a summary of the Company’s cash equivalents and short-term investments (in thousands):

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1
Money market funds	$165	$—	$—	$165
Level 2
Commercial paper	78,500	10	(9)	78,501
U.S. government and agency securities	41,210	56	—	41,266
Total cash equivalents and short-term investments	119,875	66	(9)	119,932
Less: Cash equivalents	(54,901)	—	8	(54,893)
Total short-term investments	$64,974	$66	$(1)	$65,039

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 1
Money market funds	$10,204	$—	$—	$10,204
Level 2
Commercial paper	64,693	—	(35)	64,658
U.S. government and agency securities	17,616	4	(17)	17,603
Total cash equivalents and short-term investments	92,513	4	(52)	92,465
Less: Cash equivalents	(70,972)	—	33	(70,939)
Total short-term investments	$21,541	$4	$(19)	$21,526
As the Company may sell these securities at any time for use in current operations even if the securities have not yet reached maturity, all marketable securities are classified as current assets in the Company’s consolidated balance sheets. As of December 31, 2024, all marketable securities had a remaining maturity of less than one year. The Company held 14 debt securities in an unrealized loss position with an aggregate fair value at December 31, 2024 of $54.2 million. These are highly liquid funds with high credit ratings with final maturity of less than one year from the balance sheet date. There were no individual securities that were in a significant unrealized loss position as of December 31, 2024 and 2023. The Company has not recorded an allowance for credit losses as of December 31, 2024 or 2023 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at December 31, 2024 or 2023. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company has not recorded any impairment charges on available-for-sale securities.
5. Revenue
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
Ray
On February 6, 2023, the Company and Ray Therapeutics, Inc (“Ray”) entered into a License Agreement pursuant to which the Company granted Ray a non-exclusive, worldwide, royalty-bearing license to certain of the Company’s intellectual property to develop, manufacture, and commercialize a gene therapy product to treat retinitis pigmentosa and the right to develop the technology to treat other ocular diseases and disorders. Under the terms of the agreement, the Company is eligible to receive development, regulatory and commercial milestone payments and royalties on net sales once commercialized.
In September 2024, Ray notified the Company that it achieved the first development milestone. Accordingly, the Company recognized $1.0 million of license revenue during the year ended December 31, 2024.
6. Leases
Redwood City
The Company has a lease for facilities in Redwood City, California (“Redwood City Premises”), which expires December 31, 2031, with an option to extend for a period of eight years. Related to this lease, the Company provided the landlord with a letter of credit, as amended, in the amount of $2.0 million, which is classified as restricted cash under long-term assets on the Company’s consolidated balance sheets.
Prior to September 30, 2023, the Company had two facility leases in Redwood City. In March 2023, the Company entered into an amendment to accelerate the expiration of the lease for one of the facilities in its Redwood City Premises from December 31, 2031 to September 30, 2023. Concurrently, the Company entered into an agreement for additional tenant improvement allowance towards its other Redwood City Premises. The Company accounted for this amendment as a lease modification in accordance with ASC 842-10-25-11(d). As a result of the modification the Company revalued the lease liability based on the new and remaining lease terms, which resulted in a reduction to the lease liability of $7.9 million, and recognized the remeasurement to the lease liabilities as an adjustment to the right-of-use asset. The estimated value of non-cash consideration, composed primarily of leasehold improvements and furniture and fixtures, was $14.9 million, which was fully amortized as of September 30, 2023. There was no charge recognized in the consolidated statement of operations.
North Carolina
The Company has restated amounts related to this lease. See Notes 2 and 14.
On January 8, 2021, the Company entered into an operating lease agreement for a building in North Carolina (“NC Premises”). The lease commenced in April 2021, when the Company obtained control of the NC Premises, and the lease term expires in October 2037 with two options to extend the lease term for a period of five years each.
On October 26, 2021, the Company entered into a sublease agreement with Jaguar Gene Therapy, LLC (“Jaguar”) for the NC Premises through October 2037, the remainder of the lease term, and concurrently changed the terms of the head lease. In addition, the remainder of the tenant improvement allowance under the original lease of approximately $22.7 million was transferred to Jaguar.
On April 3, 2023, the Company entered into an amendment of the lease of its NC Premises with the landlord and subtenant. Under this amendment, the parties agreed to substantially reduce the total tenant improvement allowance in exchange for lower monthly rent. The Company accounted for this amendment as a lease modification in accordance with ASC 842-10-25-11(d). The Company remeasured the lease liability, resulting in an increase in the lease liability with a corresponding increase of the right-of-use asset of $0.3 million in the quarter ended June 30, 2023. There was no charge recognized in the consolidated statement of operations.
During the year ended December 31, 2022, management reassessed the probability of collection of the lease payments from Jaguar over the remaining term of a sublease. At that time, management assessed the collectibility to be less than probable and recognized an adjustment to eliminate the deferred rent receivable as a current period adjustment during the year ended December 31, 2022. Deferred rent receivable was zero as of December 31, 2024 and 2023. In April 2023, Jaguar assigned the sublease to Advanced Medicine Partners, LLC (at that time, a wholly-owned subsidiary of Jaguar, “AMP” or the “subtenant”) as the subtenant for the NC Premises for the remainder of the lease term. Pursuant to the sublease and the notice and waiver of assignment (the “assignment agreement”), Jaguar remained obligated for AMP’s proper performance under the sublease.

In February 2025, a lien totaling $4.8 million was filed by a third–party contractor against the subtenant’s interest in the NC Premises. The Company discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. Subsequently, the subtenant and Jaguar failed to remit the March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises. Subsequent to December 31, 2024, the subtenant made payments totaling $1.4 million for January and February 2025 rent and drew $2.3 million from the available tenant improvement allowance, at which point the subtenant discontinued rent payments. The Company assumed responsibility for rent payments in March 2025 and as of April 7, 2025 had made payments in the total payment of $1.9 million to satisfy outstanding rent and common area management fee obligations. See Note 15 Subsequent Events.
The Company recorded sublease loss of $14.0 million and sublease income of $0.1 million for the years ended December 31, 2024 and 2023, respectively, which was recognized in general and administrative expense.
As of December 31, 2024, the weighted-average remaining lease term was 11.2 years for the Company’s leases and the weighted-average Incremental Borrowing Rate (“IBR”) was 11.6%. As of December 31, 2023, the weighted-average remaining lease term was 11.6 years for the Company’s leases and the weighted-average IBR was 11.7%.
The following table summarizes the undiscounted future non-cancellable lease payments under the lease agreements as of December 31, 2024 (in thousands):

December 31,	Operating Leases

2025	$12,142
2026	14,892
2027	15,278
2028	15,677
2029	16,089
Thereafter	93,087
Total undiscounted lease payments	$167,165
Less: Imputed Interest	(75,460)
Total	$91,705
Rent expense for the years ended December 31, 2024, and 2023 was $13.3 million and $25.3 million, respectively. Included in rent expense for the years ended December 31, 2024, and 2023 were variable lease costs for utilities, parking, maintenance, and real estate taxes of $2.3 million and $2.4 million, respectively. Cash paid for amounts included in the measurement of lease liabilities was $5.8 million and $7.5 million for the twelve months ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the landlord made payments to the subtenant on the Company’s behalf for tenant improvement allowances in the amount of $20.5 million and $5.4 million and the subtenant made rent payments to the landlord on the Company’s behalf in the amount of $6.5 million and $5.5 million, respectively.

7. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Laboratory equipment	$14,963	$14,638
Leasehold improvements	13,779	13,586
Computer equipment and software	901	868
Construction in progress	9	184
Total property and equipment	29,652	29,276
Less accumulated depreciation and amortization	(18,045)	(14,512)
Property and equipment, net	$11,607	$14,764
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
	(In thousands)
Employee compensation	$9,540	$8,040
Accrued nonclinical, clinical and process development costs	4,401	3,367
Accrued professional fees	554	351
State income tax payable	123	101
Other	1,002	725
Total accrued expenses and other current liabilities	$15,620	$12,584
8. Commitments and Contingencies
License Agreements
The Company is a party to various agreements, principally relating to licensed technology that requires future payments relating to milestones or royalties on future sales of specified products. The Company recognized license revenue of $1.0 million for the first development milestone in the Ray License Agreement and $3.5 million for the first development milestone in the Lexeo License Agreement during the years ended December 31, 2024 and 2023, respectively. See Note 5, Revenue, for additional information. Because achievement of these future milestones is not fixed and determinable, such amounts have not been included on the Company’s consolidated statements of operations and comprehensive loss.
9. Stockholders’ Equity
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
The exercise of the outstanding Pre-Funded Warrants is subject to a beneficial ownership limitation of 9.99%. The Pre-Funded Warrants were classified as a component of stockholders’ equity. As of December 31, 2024, none of the Pre-Funded Warrants had been exercised.

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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included $0.5 million and $0.4 million of accumulated currency translation adjustments as of December 31, 2024 and 2023, respectively.
Equity Incentive Plans
In July 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Equity Incentive Award Plan (the “2014 Plan”). The 2014 Plan provided for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with the year ended December 31, 2015, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors. In June 2024, the Company adopted the 2024 Equity Incentive Award Plan (the “2024 Plan”). The Company reserved 4,688,345 shares for issuance pursuant to awards under the 2024 Plan. As of the effective date of the 2024 Plan, no further awards may be granted under the 2014 Plan.
In October 2017, the Company adopted the 2017 Inducement Plan (the “Inducement Plan”). The Company originally reserved 600,000 shares for issuance pursuant to stock options and RSUs under the Inducement Plan. The only persons eligible to receive grants of stock options and RSUs under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance, that is, generally, a person not previously an employee or director of Adverum, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with Adverum.
The 2014 Plan, 2024 Plan and Inducement Plan are referred to collectively as the Plans. As of December 31, 2024, a total of 1,277,999 shares were available for future issuance under the Plans.
Stock Options
Stock options under the 2024 Plan and the Inducement Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Stock options granted to employees and non-employees generally vest ratably over four years.
The following table summarizes stock option activity under the Company’s stock plans and related information:

(In thousands, except exercise prices and years)	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (a)
Balance at December 31, 2023	2,303	$48.70	6.8	$99
Granted	1,971	10.39
Exercised	(15)	9.97
Canceled/forfeited	(350)	50.28
Balance at December 31, 2024	3,909	$29.39	8.1	$—
Vested and expected to vest as of December 31, 2024	3,909	$29.39	8.1	$—
Exercisable at December 31, 2024	1,504	$58.95	6.5	$—
(a)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the closing price of the Company’s common stock as quoted on a national exchange.
The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was not material.

The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options		Employee Stock Purchase Plan
	Years ended December 31,		Years ended December 31,
	2024	2023	2024	2023
Expected volatility	95%	90%	83%	78%
Expected term (in years)	6.0	6.0	1.3	1.3
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.9%	4.2%	4.3%	5.0%
The weighted-average fair values of options granted during the years ended December 31, 2024 and 2023 were $8.12 and $7.96, respectively.
As of December 31, 2024, there was $17.1 million of unrecognized stock-based compensation expense related to stock options that was expected to be recognized over a weighted-average period of 2.6 years.
RSUs
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a three-year period.
The following table summarizes the RSU activity under the Company’s stock plans and related information:

(In thousands, except grant date fair value and years)	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Balance at December 31, 2023	154	21.73	1.4
Granted	160	12.04
Vested and released	(29)	26.20
Forfeited	(26)	14.22
Balance at December 31, 2024	259	$16.00	1.2
During the years ended December 31, 2024 and 2023, total fair value of RSUs vested was $0.8 million and $1.5 million, respectively. The number of RSUs vested includes shares of common stock that the Company withheld on behalf of employees or sold to cover to satisfy the minimum statutory tax withholding requirements. As of December 31, 2024, there was $1.7 million of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.8 years.
ESPP
In July 2014, the Company approved the establishment of the 2014 Employee Stock Purchase Plan (the “ESPP”). The Company reserved 208,833 shares of its common stock for issuance and provided for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning in 2015, equal to the lesser of one percent (1%) of the number of the Company’s common stock shares outstanding as of such date or a number of shares as determined by the Company’s board of directors. During the years ended December 31, 2024 and 2023, 88,199 and 82,422 shares were issued under the ESPP, respectively. As of December 31, 2024, a total of 533,978 shares of common stock were available for future issuance under the ESPP. As of December 31, 2024, there was $0.5 million of unrecognized compensation cost related to the ESPP.

Stock-Based Compensation Recognized in the Consolidated Statements of Operations and Comprehensive Loss
The following table presents the Company’s stock-based compensation expense:

	Years ended December 31,
	2024	2023
	(In thousands)
Research and development	$4,544	$4,969
General and administrative	9,806	12,600
Total share-based compensation expense	$14,350	$17,569
10. 401(k) Savings Plan
The Company established a defined-contribution savings plan under Section 401(k) of the Code. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The amount of contributions that the Company made to the 401(k) Plan during the years ended December 31, 2024 and 2023 was $0.9 million.
11. Segment Reporting
Segment Reporting
The CODM assesses performance for the Company’s single reportable segment and decides how to allocate resources based on the Company’s total operating expenses as reported on the consolidated statements of operations and comprehensive loss. The CODM’s review of total operating expenses at the consolidated level is used to monitor the Company’s spending as well as budget versus actual results. The Company’s reportable segment primarily generates revenue through its license agreements (see Note 5).
As part of the CODM’s review of the segment’s performance, the CODM reviews the Company’s operating expense information, grouped by certain detailed line items from the internal income statement reporting. This includes research and development costs as well as general and administrative expenses. Based upon the operating expense information, the CODM can reconcile to net loss as reported on the consolidated statements of operations and comprehensive loss, shown in the table below.
The following table presents the segment loss, including significant segment expenses, for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023 As Restated
	(In thousands)
License Revenue	$1,000	$3,600
Less:
Compensation and benefits expenses	56,546	54,572
Clinical trial and manufacturing	22,333	20,235
Facilities and IT	37,841	39,114
Other research and development expense	4,728	4,985
Other segment expenses(a)	18,711	13,636
Total operating expenses	140,159	132,542
Operating loss	(139,159)	(128,942)
Other income, net	8,232	5,748
Net loss before income taxes	(130,927)	(123,194)
Income tax benefit (provision)	—	1,078
Segment and consolidated net loss	$(130,927)	$(122,116)

(a)	Other segment expenses include professional services, consultants and contractors, travel and entertainment expenses, and general business expenses.
As of December 31, 2024 and 2023, all of the Company’s property and equipment was maintained in the United States. For each of the years ended December 31, 2024 and 2023, all of the Company’s license revenue was generated in the United States.

12. Income Taxes
As part of the restatement, the Company adjusted the 2023 California research and development tax credit amounts as a result of a research and development credit study performed during 2024. This resulted in a net decrease of $3.4 million in the deferred tax asset balance related to the California research and development tax credit (net of a decrease in unrecognized tax benefits of $1.9 million) and a corresponding decrease in valuation allowance in 2023.
The following table presents domestic and foreign components of loss before provision for income taxes:

	Years ended December 31,
	2024	2023 As Restated
	(In thousands)
U.S.	$(130,768)	$(123,040)
Foreign	(159)	(154)
Loss before income taxes	$(130,927)	$(123,194)
The components of the Company’s income tax (benefit) provision were as follows:

	Years ended December 31,
	2024	2023 As Restated
	(In thousands)
Current:
Foreign	$—	$(1,078)
Total current tax (benefit) provision	—	(1,078)
Deferred
Foreign	—	—
Total deferred tax provision	—	—
Total income tax (benefit) provision	$—	$(1,078)
The income tax provision for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as a result of the following:

	Years ended December 31,
	2024	2023 As Restated
	(In thousands)
Federal income tax benefit at statutory rate	$(27,495)	$(25,871)
Stock compensation	3,189	6,001
Non-deductible expenses	41	21
Research and development tax credits	(5,642)	(1,810)
Change in valuation allowance	23,801	19,558
Foreign rate differential	(14)	(14)
Impact of internal reorganization	—	1,323
Uncertain tax positions	6,100	(1,078)
Other	20	792
Total tax (benefit) provision	$—	$(1,078)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets and liabilities:

	As of December 31,
	2024	2023 As Restated
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$137,140	$128,171
Accruals, reserve and other	1,972	1,749
Tax credit carryforwards	29,263	21,254
Stock-based compensation	6,349	7,274
Intangibles	7	11
Lease obligation	19,622	17,322
Capital losses	9,850	9,850
Section 174 R&D capitalization	35,842	29,688
Other	5	3
Total deferred tax assets before valuation allowance	240,050	215,322
Valuation allowance	(232,058)	(205,861)
Total deferred tax assets	7,992	9,461

Deferred tax liabilities:
Right-of-use assets	(7,149)	(8,153)
Property and equipment	(843)	(1,308)

Total deferred tax liabilities	$(7,992)	$(9,461)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased approximately $26.2 million and $17.7 million during the years ended December 31, 2024 and 2023, respectively, mainly driven by net operating losses (“NOLs”).
As of December 31, 2024, the Company had U.S. federal NOLs carryforwards of approximately $552.7 million to offset any future federal income. Approximately $57.3 million of NOLs expire at various years beginning with 2032. As of December 31, 2024, the Company also had U.S. state NOL carryforwards of approximately $345.2 million to offset any future state income. U.S. state NOLs expire at various years beginning with 2037. At December 31, 2024, the Company also had approximately $49.5 million of foreign net operating loss carryforwards which may be available to offset future foreign income; these carryforwards do not expire.
As of December 31, 2024, the Company had federal research and development tax credit carryforwards of approximately $25.1 million available to reduce future tax liabilities which expire at various years beginning with 2036. As of December 31, 2024, the Company had state credit carryforwards of approximately $13.8 million available to reduce future tax liabilities which do not expire.
Under Section 382 and 383 of the Code, our ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. The Company is conducting a Section 382 study, which is still subject to finalization, but which may show that the Company experienced an ownership change in 2024. If such an ownership change has occurred then up to vast majority of the NOLs, capital losses and research credit carryforwards presented in the consolidated financial statements would be subject to limitations and therefore may expire unutilized.

The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal, state and foreign income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2023. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.
The Company has total unrecognized tax benefits as of December 31, 2024 and 2023 of approximately $27.2 million and $22.8 million, respectively. If the unrecognized tax benefits for uncertain tax positions as of December 31, 2023, is recognized, there will be no impact to the effective tax rate as the tax benefit would increase the net deferred tax assets, which is currently offset with a full valuation allowance. A reconciliation of the unrecognized tax benefits is as follows:

	Years ended December 31,
	2024	2023 As Restated
	(In thousands)
Unrecognized tax benefits as of the beginning of the year	$22,758	$23,069
Increase related to tax positions taken during the prior year	—	43
Decrease related to tax positions taken during the prior year	(2,880)	—
Increase related to tax position taken during the current year	7,310	3,121
Decrease related to tax position taken during the current year	—	(3,475)
Unrecognized tax benefits as of the end of the year	$27,188	$22,758
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest and penalties related to uncertain tax positions and no amount has been recognized in the Company's consolidated statement of operations and comprehensive loss. There are no ongoing examinations by taxing authorities at this time.
13. Net Loss per Share
For the year ended December 31, 2024, the Pre-Funded Warrants to purchase the Company's shares of common stock issued in the Private Placements were included in the basic and diluted net loss per share calculation as the exercise price is non-substantive and virtually assured.
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2024	2023
	(In thousands)
Stock options	3,909	2,303
Restricted stock units	259	154
ESPP	32	17
	4,200	2,474
14. Quarterly Financial Information (Unaudited)
The previously reported financial information for the three months ended March 31, 2024, three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024 and the comparable periods in 2023, has been restated. Relevant restated financial information for each period is included in this restatement and for other immaterial adjustments in the tables that follow.
Restatement Related to NC Premises
As described in Note 2, the Company inappropriately omitted accounting for available tenant improvement allowance that resulted in a misstatement of its operating lease right-of-use asset and related lease liability. Additionally, the Company did not account for a tenant improvement allowances that were conveyed to the subtenant resulting in an overstatement of sublease income. The tables below reflect the adjustments related to this restatement, the amounts of which are included with reference (a).

During the quarter ended June 30, 2024, the Company inappropriately assessed the collectibility of the sublease payments as probable and recorded a deferred rent receivable of $7.0 million. The Company corrected its collectibility assessment and recognized an adjustment to eliminate the $7.0 million and $7.1 million deferred rent receivable in the second and third quarters of 2024, respectively, the amounts of which are included in the tables below with reference (b).
Other Adjustments
As part of this restatement, the Company has corrected certain other immaterial errors. These adjustments are described in more detail references (c) and (d) as follows:
(c)The Company had previously recorded an out of period adjustment related to research and development expenses in the first quarter of 2023 that was the result of not recording a severance accrual of $0.2 million in 2022.
(d)The Company had previously understated its right-of-use assets and lease liability by $0.3 million related to its facilities in Redwood City, California at each balance sheet date in 2024 and 2023.
The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented (in thousands, except per share data).

Condensed Consolidated Balance Sheets

	September 30, 2024 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$92,851	$—		$92,851
Short-term investments	60,390	—		60,390
Prepaid expenses and other current assets	7,839	—		7,839
Total current assets	161,080	—		161,080
Operating lease right-of-use assets	50,695	(17,015)	(a) (d)	33,680
Property and equipment, net	12,215	—		12,215
Deferred rent receivable	7,116	(7,116)	(b)	—
Restricted cash	1,976	—		1,976
Deposit and other long-term assets	1,293	—		1,293
Total assets	$234,375	$(24,131)		$210,244
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,110	—		$2,110
Accrued expenses and other current liabilities	14,886	—		14,886
Lease liability, current portion	10,661	(5,044)	(a)	5,617
Total current liabilities	27,657	(5,044)		22,613
Long-term liabilities:
Lease liability, net of current portion	62,602	16,759	(a) (d)	79,361
Total liabilities	90,259	11,715		101,974
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	2	—		2
Additional paid-in capital	1,134,556	—		1,134,556
Accumulated other comprehensive loss	(268)	—		(268)
Accumulated deficit	(990,174)	(35,846)	(a) (b)	(1,026,020)
Total stockholders’ equity	144,116	(35,846)		108,270
Total liabilities and stockholders’ equity	$234,375	$(24,131)		$210,244

	June 30, 2024 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$127,321	$—		$127,321
Short-term investments	46,506	—		46,506
Prepaid expenses and other current assets	5,591	—		5,591
Total current assets	179,418	—		179,418
Operating lease right-of-use assets	51,237	(17,241)	(a) (d)	33,996
Property and equipment, net	13,047			13,047
Deferred rent receivable	6,963	(6,963)	(b)	—
Restricted cash	1,976	—		1,976
Deposit and other long-term assets	1,162	—		1,162
Total assets	$253,803	$(24,204)		$229,599
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,973	—		1,973
Accrued expenses and other current liabilities	9,912	—		9,912
Lease liability, current portion	10,576	(5,006)	(a)	5,570
Total current liabilities	22,461	(5,006)		17,455
Long-term liabilities:
Lease liability, net of current portion	63,313	11,431	(a) (d)	74,744
Total liabilities	85,774	6,425		92,199
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	2	—		2
Additional paid-in capital	1,131,592	—		1,131,592
Accumulated other comprehensive loss	(525)	—		(525)
Accumulated deficit	(963,040)	(30,629)	(a) (b)	(993,669)
Total stockholders’ equity	168,029	(30,629)		137,400
Total liabilities and stockholders’ equity	$253,803	$(24,204)		$229,599

	March 31, 2024 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$149,608	$—		$149,608
Short-term investments	43,720	—		43,720
Prepaid expenses and other current assets	5,802	—		5,802
Total current assets	199,130	—		199,130
Operating lease right-of-use assets	51,760	(17,282)	(a) (d)	34,478
Property and equipment, net	13,766	—		13,766
Restricted cash	1,976	—		1,976
Deposit and other long-term assets	1,196	—		1,196
Total assets	$267,828	$(17,282)		$250,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,897	—		1,897
Accrued expenses and other current liabilities	9,160	—		9,160
Lease liability, current portion	10,492	(4,971)	(a)	5,521
Total current liabilities	21,549	(4,971)		16,578
Long-term liabilities:
Lease liability, net of current portion	63,991	6,296	(a) (d)	70,287
Total liabilities	85,540	1,325		86,865
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	2	—		2
Additional paid-in capital	1,127,383	—		1,127,383
Accumulated other comprehensive loss	(533)	—		(533)
Accumulated deficit	(944,564)	(18,607)	(a)	(963,171)
Total stockholders’ equity	182,288	(18,607)		163,681
Total liabilities and stockholders’ equity	$267,828	$(17,282)		$250,546

	September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$105,366	$—		$105,366
Short-term investments	11,716	—		11,716
Prepaid expenses and other current assets	7,514	—		7,514
Total current assets	124,596	—		124,596
Operating lease right-of-use assets	52,757	(17,158)	(a) (d)	35,599
Property and equipment, net	15,497	—		15,497
Restricted cash	2,650	—		2,650
Deposit and other long-term assets	1,270	—		1,270
Total assets	$196,770	$(17,158)		$179,612
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,170	—		2,170
Accrued expenses and other current liabilities	16,362	—		16,362
Lease liability, current portion	10,324	(4,897)	(a)	5,427
Total current liabilities	28,856	(4,897)		23,959
Long-term liabilities:
Lease liability, net of current portion	65,200	3,196	(a) (d)	68,396
Total liabilities	94,056	(1,701)		92,355
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	1	—		1
Additional paid-in capital	999,328	—		999,328
Accumulated other comprehensive loss	(552)	—		(552)
Accumulated deficit	(896,063)	(15,457)	(a) (c)	(911,520)
Total stockholders’ equity	102,714	(15,457)		87,257
Total liabilities and stockholders’ equity	$196,770	$(17,158)		$179,612

	June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$111,187	$—		$111,187
Short-term investments	30,266	—		30,266
Prepaid expenses and other current assets	5,690	—		5,690
Total current assets	147,143	—		147,143
Operating lease right-of-use assets	58,287	(17,054)	(a) (d)	41,233
Property and equipment, net	32,041	—		32,041
Restricted cash	2,650	—		2,650
Deposit and other long-term assets	1,308	—		1,308
Total assets	$241,429	$(17,054)		$224,375
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,418	—		1,418
Accrued expenses and other current liabilities	17,704	—		17,704
Lease liability, current portion	25,396	(4,861)	(a)	20,535
Total current liabilities	44,518	(4,861)		39,657
Long-term liabilities:
Lease liability, net of current portion	65,756	2,734	(a) (d)	68,490
Total liabilities	110,274	(2,127)		108,147
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	1	—		1
Additional paid-in capital	994,938	—		994,938
Accumulated other comprehensive loss	(606)	—		(606)
Accumulated deficit	(863,178)	(14,927)	(a) (c)	(878,105)
Total stockholders’ equity	131,155	(14,927)		116,228
Total liabilities and stockholders’ equity	$241,429	$(17,054)		$224,375

	March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$67,552	$—		$67,552
Short-term investments	96,733	—		96,733
Prepaid expenses and other current assets	4,588	—		4,588
Total current assets	168,873	—		168,873
Operating lease right-of-use assets	69,503	(22,905)	(a) (d)	46,598
Property and equipment, net	33,347	—		33,347
Restricted cash	2,503	—		2,503
Deposit and other long-term assets	1,351	—		1,351
Total assets	$275,577	$(22,905)		$252,672
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,863	—		2,863
Accrued expenses and other current liabilities	17,344	—		17,344
Lease liability, current portion	26,265	(5,531)	(a)	20,734
Total current liabilities	46,472	(5,531)		40,941
Long-term liabilities:
Lease liability, net of current portion	71,348	(3,462)	(a) (d)	67,886
Total liabilities	117,820	(8,993)		108,827
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	1	—		1
Additional paid-in capital	990,223	—		990,223
Accumulated other comprehensive loss	(799)	—		(799)
Accumulated deficit	(831,668)	(13,912)	(a) (c)	(845,580)
Total stockholders’ equity	157,757	(13,912)		143,845
Total liabilities and stockholders’ equity	$275,577	(22,905)		$252,672

Quarterly and Year to Date Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended				Nine Months Ended
	September 30, 2024 (unaudited)				September 30, 2024 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated	As Previously Reported	Adjustment	Reference	As Restated
License revenue	$1,000	$—		$1,000	$1,000	$—		$1,000

Operating expenses:
Research and development	20,439	—		20,439	52,946	—		52,946
General and administrative	9,782	5,217	(a)	14,999	24,996	19,599	(a) (b)	44,595
Total operating expenses	30,221	5,217		35,438	77,942	19,599		97,541
Operating loss	(29,221)	(5,217)		(34,438)	(76,942)	(19,599)		(96,541)
Other income, net	2,087	—		2,087	6,545	—		6,545
Net loss	(27,134)	(5,217)		(32,351)	(70,397)	(19,599)		(89,996)
Other comprehensive gain (loss):
Net unrealized gain on marketable securities	241	—		241	198	—		198
Foreign currency translation adjustment	16	—		16	7	—		7
Comprehensive loss	$(26,877)	$(5,217)		$(32,094)	$(70,192)	$(19,599)		$(89,791)
Net loss per share — basic and diluted	$(1.30)	—		$(1.55)	$(3.63)	—		$(4.64)
Weighted-average common shares used to compute net loss per share - basic and diluted	20,876	—		20,876	19,408	—		19,408

	Three Months Ended				Six Months Ended
	June 30, 2024 (unaudited)				June 30, 2024 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated	As Previously Reported	Adjustment	Reference	As Restated
Operating expenses:
Research and development	$17,097	$—		$17,097	$32,507	$—		$32,507
General and administrative	3,785	12,022	(a) (b)	15,807	15,214	14,382	(a) (b)	29,596
Total operating expenses	20,882	12,022		32,904	47,721	14,382		62,103
Operating loss	(20,882)	(12,022)		(32,904)	(47,721)	(14,382)		(62,103)
Other income, net	2,406	—		2,406	4,458	—		4,458
Net loss	(18,476)	(12,022)		(30,498)	(43,263)	(14,382)		(57,645)
Other comprehensive gain (loss):
Net unrealized loss on marketable securities	(2)	—		(2)	(43)	—		(43)
Foreign currency translation adjustment	10	—		10	(9)	—		(9)
Comprehensive loss	$(18,468)	(12,022)		$(30,490)	$(43,315)	$(14,382)		$(57,697)
Net loss per share — basic and diluted	$(0.89)	—		$(1.46)	$(2.31)	—		$(3.08)
Weighted-average common shares used to compute net loss per share - basic and diluted	20,852	—		20,852	18,713	—		18,713

	Three Months Ended
	March 31, 2024 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
Operating expenses:
Research and development	$15,410	$—		$15,410
General and administrative	11,429	2,360	(a)	13,789
Total operating expenses	26,839	2,360		29,199
Operating loss	(26,839)	(2,360)		(29,199)
Other income, net	2,052	—		2,052
Net loss	(24,787)	(2,360)		(27,147)
Other comprehensive gain (loss):
Net unrealized loss on marketable securities	(41)	—		(41)
Foreign currency translation adjustment	(19)	—		(19)
Comprehensive loss	$(24,847)	$(2,360)		$(27,207)
Net loss per share — basic and diluted	$(1.50)	—		$(1.65)
Weighted-average common shares used to compute net loss per share - basic and diluted	16,479	—		16,479

	Three Months Ended				Nine Months Ended
	September 30, 2023 (unaudited)				September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated	As Previously Reported	Adjustment	Reference	As Restated
License revenue	$—	$—		$—	$3,600	$—		$3,600

Operating expenses:
Research and development	20,740	—		20,740	62,398	(190)	(c)	62,208
General and administrative	13,789	530	(a)	14,319	39,035	4,351	(a)	43,386
Total operating expenses	34,529	530		35,059	101,433	4,161		105,594
Operating loss	(34,529)	(530)		(35,059)	(97,833)	(4,161)		(101,994)
Other income, net	1,661	—		1,661	4,437	—		4,437
Net loss before income taxes	(32,868)	(530)		(33,398)	(93,396)	(4,161)		(97,557)
Income tax provision	(17)			(17)	(55)			(55)
Net loss	(32,885)	(530)		(33,415)	(93,451)	(4,161)		(97,612)
Other comprehensive gain (loss):
Net unrealized gain on marketable securities	66	—		66	1,003	—		1,003
Foreign currency translation adjustment	(12)	—		(12)	(24)	—		(24)
Comprehensive loss	$(32,831)	(530)		$(33,361)	$(92,472)	$(4,161)		$(96,633)
Net loss per share — basic and diluted	$(3.26)	—		$(3.31)	$(9.28)	—		$(9.69)
Weighted-average common shares used to compute net loss per share - basic and diluted	10,099	—		10,099	10,069	—		10,069

	Three Months Ended				Six Months Ended
	June 30, 2023 (unaudited)				June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated	As Previously Reported	Adjustment	Reference	As Restated
License revenue	$—	$—		$—	$3,600	$—		$3,600

Operating expenses:
Research and development	$20,599	$—		$20,599	$41,658	$(190)	(c)	$41,468
General and administrative	12,466	1,015	(a)	13,481	25,246	3,821	(a)	29,067
Total operating expenses	33,065	1,015		34,080	66,904	3,631		70,535
Operating loss	(33,065)	(1,015)		(34,080)	(63,304)	(3,631)		(66,935)
Other income, net	1,576	—		1,576	2,776	—		2,776
Net loss before income taxes	(31,489)	(1,015)		(32,504)	(60,528)	(3,631)		(64,159)
Income tax provision	(21)			(21)	(38)			(38)
Net loss	(31,510)	(1,015)		(32,525)	(60,566)	(3,631)		(64,197)
Other comprehensive gain (loss):
Net unrealized gain on marketable securities	198	—		198	937	—		937
Foreign currency translation adjustment	(5)	—		(5)	(12)	—		(12)
Comprehensive loss	$(31,317)	(1,015)		$(32,332)	$(59,641)	$(3,631)		$(63,272)
Net loss per share — basic and diluted	$(3.13)	—		$(3.23)	$(6.02)	—		$(6.39)
Weighted-average common shares used to compute net loss per share - basic and diluted	10,076	—		10,076	10,053	—		10,053

	Three Months Ended
	March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	Reference	As Restated
License revenue	$3,600	$—		$3,600

Operating expenses:
Research and development	$21,059	$(190)	(c)	$20,869
General and administrative	12,780	2,806	(a)	15,586
Total operating expenses	33,839	2,616		36,455
Operating loss	(30,239)	(2,616)		(32,855)
Other income, net	1,200	—		1,200
Net loss before income taxes	(29,039)	(2,616)		(31,655)
Income tax provision	(17)	—		(17)
Net loss	(29,056)	(2,616)		(31,672)
Other comprehensive gain (loss):
Net unrealized gain on marketable securities	739	—		739
Foreign currency translation adjustment	(7)	—		(7)
Comprehensive loss	$(28,324)	(2,616)		$(30,940)
Net loss per share — basic and diluted	$(2.90)	—		$(3.16)
Weighted-average common shares used to compute net loss per share - basic and diluted	10,030	—		10,030

Condensed Consolidated Statements of Cash Flows
The effects of this restatement on certain line items of the condensed consolidated statements of cash flows are summarized in the following tables (in thousands). There was no impact on net cash used in operating activities or within any line items within investing and financing activities.

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	Reference	As Restated
Cash flows from operating activities:
Net loss	$(70,397)	$(19,599)	(a) (b)	$(89,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	1,571	4,006	(a)	5,577
Non-cash sublease loss	—	8,477	(a)	8,477
Changes in operating assets and liabilities:
Deposit and other long-term assets and deferred rent receivable	(7,178)	7,116	(b)	(62)

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	Reference	As Restated
Cash flows from operating activities:
Net loss	$(43,263)	$(14,382)	(a) (b)	$(57,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	1,029	2,654	(a)	3,683
Non-cash sublease loss	—	4,765	(a)	4,765
Changes in operating assets and liabilities:
Deposit and other long-term assets and deferred rent receivable	(6,894)	6,963	(b)	69

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	Reference	As Restated
Cash flows from operating activities:
Net loss	$(24,787)	$(2,360)	(a)	$(27,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	506	1,314	(a)	1,820
Non-cash sublease loss	—	1,046	(a)	1,046

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	Reference	As Restated
Cash flows from operating activities:
Net loss	$(93,451)	$(4,161)	(a) (c)	$(97,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	12,466	3,916	(a)	16,382
Non-cash sublease loss	—	435	(a)	435
Changes in operating assets and liabilities:				—
Accrued expenses and other liabilities	(1,452)	(190)	(c)	(1,642)
Supplemental schedule of noncash information
Remeasurement of operating lease right-of-use assets	$13,711	$(6,079)		$7,632

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	Reference	As Restated
Cash flows from operating activities:
Net loss	$(60,566)	$(3,631)	(a) (c)	(64,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	6,936	2,602	(a)	9,538
Non-cash sublease loss	—	1,219	(a)	1,219
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	(525)	(190)	(c)	(715)
Supplemental schedule of noncash information
Remeasurement of operating lease right-of-use assets	$13,711	$(6,079)		$7,632

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	Reference	As Restated
Cash flows from operating activities:
Net loss	$(29,056)	$(2,616)	(a) (c)	$(31,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	1,427	1,239	(a)	2,666
Non-cash sublease loss	—	1,567		1,567
Changes in operating assets and liabilities:				—
Accrued expenses and other liabilities	(749)	(190)	(c)	(939)
Supplemental schedule of noncash information
Remeasurement of operating lease right-of-use assets	$8,004	$(104)		$7,900

15. Subsequent Events
In February 2025, a lien in the amount of $4.8 million was filed by a third-party contractor against the subtenant's interest in the NC Premises. The Company discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. Subsequently, the subtenant and Jaguar failed to remit the March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises.
As a result, the Company assumed responsibility for such payments in March 2025 and as of April 7, 2025 had made a total amount of $1.9 million to satisfy outstanding rent and common area management fee obligations. The Company remains obligated under the head lease, including for all future remaining rent payments in an aggregate amount of up to $119.7 million for the remainder of the head lease term, of which $5.7 million is due between April 8 and December 31, 2025. As a result of the uncured defaults, the Company terminated the sublease and initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce its rights under the sublease and to seek recovery of losses and damages incurred due to the defaults by the subtenant and Jaguar.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures.
Management, including Laurent Fischer, our Chief Executive Officer and Linda Rubinstein, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
As a result of the existence of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year, based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.
Management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2024 with respect to the design and operating effectiveness of the Company’s controls over lease accounting. The material weakness resulted in misstatements in the Company’s previously issued financial statements.
Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness. The results of management's assessment were reviewed with the Audit Committee.
Remediation Plan
To address our material weakness, we have implemented and continue to implement increased rigor to ensure controls operate with regard to lease accounting. Consistent with past practice, the preparation of technical accounting memos will occur for all material lease agreements, including modifications of existing agreements. Management will engage additional outside financial reporting and technical accounting expertise to assist in the analysis of potential accounting impacts of new or amended lease agreements and will improve the process to monitor accounting conclusions for existing lease agreements. In addition, management will enhance the process to monitor creditworthiness of subtenants and increase the oversight over any subtenant activities, including obtaining robust support of lease payments and tenant improvement allowance payments.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Changes in Internal Control over Financial Reporting
As described under the “Remediation Plan” above, we have implemented increased rigor to ensure controls operated over lease accounting during the quarter ended December 31, 2024. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Termination of Sublease for NC Premises
In January 2021, we entered into the operating lease related to the “NC Premises”, and in October 2021, we entered into a sublease agreement with Jaguar, who subsequently assigned the sublease to AMP as the subtenant for the NC Premises, through the remainder of the lease term (ending in October 2037). Pursuant to the sublease and the assignment agreement, Jaguar remained obligated for AMP’s proper performance under the sublease. In February 2025, a lien in the amount of $4.8 million was filed by a third-party contractor against the subtenant's interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court to avoid a default under the head lease. Further liens by third-party subcontractors or other contractors have been or may in the future be filed against the subtenant's interest in the NC Premises and we may need to also discharge such liens to avoid a default under the head lease. The subtenant and Jaguar failed to remit March 2025 rent and subsequent rent payments, and defaulted and failed to cure such defaults under the sublease for the NC Premises. As a result, we assumed responsibility for such payments in March 2025. As of April 7, 2025, we had made payments in the total amount of $1.9 million to satisfy outstanding rent and common area management fee obligation, and we remain obligated under the head lease, including for all future rent payments in an aggregate amount of up to $119.7 million for remainder of the head lease term, of which $5.7 million is due between April 8 and December 31, 2025. As a result of the uncured defaults, we terminated the sublease on April 9, 2025 and initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and to seek recovery of losses and damages incurred due to the defaults by the subtenant and Jaguar. In the event we are unsuccessful in collecting from the subtenant or identify a new subtenant on acceptable terms or at all, we will be required to satisfy our obligations directly to the landlord under such original lease in accordance with its terms.
10b5-1 Plans
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is publicly available on our website at http://investors.adverum.com. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees. In addition, it is the Company’s intent to comply with the applicable laws and regulations relating to insider trading. A copy of our insider trading policy is filed as an exhibit to this Form 10-K.

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
(b) The following exhibits are included herein or incorporated by reference:
EXHIBIT INDEX

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
3.1	Restated Certificate of Incorporation.	001-36579	10-Q	November 4, 2024	3.1
3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1
4.2	Form of Pre-Funded Warrant.	001-36579	8-K	February 5, 2024	4.1
4.3	Form of Registration Rights Agreement, dated February 5, 2024, by and among Adverum Biotechnologies, Inc. and the investors party thereto.	001-36579	8-K	February 5, 2024	10.2
4.4	Description of Common Stock	001-36579	10-K	March 1, 2021	4.2
10.1A†	License Agreement between AAVLife and Inserm Transfert, dated as of July 4, 2014.	001-36579	10-Q	August 9, 2016	10.9
10.1B†	Amendment No. 1 to License Agreement between AAVLife and Inserm Transfert, dated as of October 5, 2015.	001-36579	10-Q	August 9, 2016	10.10
10.2†	Exclusive License Agreement between Avalanche Biotechnologies, Inc. and the Regents of the University of California, dated as of June 17, 2013.	001-36579	10-K	March 6, 2019	10.46
10.3†	License Agreement between Avalanche Biotechnologies, Inc. and Virovek, Inc., dated as of October 12, 2011.	001-36579	10-K	March 6, 2019	10.47
10.4A	Lease Agreement between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of June 28, 2018.	001-36579	10-Q	August 8, 2018	10.2
10.4B	First Lease Amendment between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of April 19, 2021.	001-36579	10-Q	August 5, 2021	10.1
10.4C	Second Amendment to Lease (Partial Lease Termination) between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of November 1, 2021.	001-36579	10-K	March 29, 2022	10.4C
10.4D	Third Amendment to Lease (Partial Lease Termination) between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of March 24, 2023.	001-36579	10-K	March 30, 2023	10.4D
10.4E	Fourth Amendment to Lease between Adverum Biotechnologies, Inc. and HCP LS Redwood City, LLC, dated as of March 24, 2023.	001-36579	10-K	March 30, 2023	10.4E
10.5A	Lease Agreement between Adverum NC, LLC (a wholly owned subsidiary of the Company) and ARE-NC REGION NO. 21, LLC, dated as of January 8, 2021.	001-36579	10-Q	May 6, 2021	10.5

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.5B	Sublease Agreement between Adverum NC, LLC and Jaguar Gene Therapy, LLC, dated as of October 26, 2021.	001-36579	10-K	March 29, 2022	10.5B
10.5C	Third Amendment to Lease and First Amendment to Consent to Sublease between Adverum NC, LLC (a wholly owned subsidiary of the Company), ARE-NC REGION NO. 21, LLC and Jaguar Gene Therapy, LLC, dated as of April 3, 2023.	001-36579	10-Q	May 11, 2023	10.3
10.6A(#)	2017 Inducement Plan, as amended and restated	333-285358	S-8	February 27, 2024	99.1
10.6B(#)	Form of Stock Option Grant Notice and Option Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.2
10.6C(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2017 Inducement Plan.	333-220894	S-8	October 11, 2017	99.3
10.7(#)	Adverum Biotechnologies, Inc. 2014 Employee Stock Purchase Plan, as amended and restated.	001-36579	10-Q	August 11, 2022	10.4
10.8A(#)	Adverum Biotechnologies, Inc. 2014 Equity Incentive Award Plan, as amended and restated.	001-36579	10-Q	August 10, 2020	10.8
10.8B(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	001-36579	10-K	March 6, 2018	10.14
10.8C(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive	001-36579	10-K	March 6, 2018	10.16
10.8D(#)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	333-197133	S-1/A	July 25, 2014	10.18
10.8E(#)	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	001-36579	10-K	March 29, 2022	10.8E
10.9A(#)	Adverum Biotechnologies, Inc. 2024 Equity Incentive Award Plan.	333-280567	S-8	June 28, 2024	99.1
10.9B(#)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Equity Incentive Award Plan.	333-280567	S-8	June 28, 2024	99.2
10.9C(#)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Equity Incentive Award Plan.	333-280567	S-8	June 28, 2024	99.3
10.10(#)	Form of Change in Control and Severance Agreement for executive officers other than the chief executive officer.	001-36579	10-Q	August 10, 2023	10.6
10.11(#)	Form of Indemnification Agreement for directors and executive officers.	001-36579	10-Q	May 28, 2020	10.1
10.12(#)	Non-Employee Director Compensation Policy, adopted May 5, 2021.	001-36579	10-Q	May 6, 2021	10.7

		INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
10.13(#)	Non-Employee Director Compensation Policy, adopted May 22, 2024.	001-36579	10-Q	August 12, 2024	10.4
10.14A(#)	Offer Letter between Adverum Biotechnologies, Inc. and Laurent Fischer, dated as of June 11, 2020.	001-36579	10-Q	August 10, 2020	10.1
10.14B(#)	Change in Control and Severance Agreement between Adverum Biotechnologies, Inc. and Laurent Fischer, dated as of June 11, 2020.	001-36579	10-Q	August 10, 2020	10.2
10.15(#)	Offer Letter between Adverum Biotechnologies, Inc. and Peter Soparkar, dated as of October 11, 2019.	001-36579	10-Q	November 7, 2019	10.2
10.16(#)	Offer Letter between Adverum Biotechnologies, Inc. and Setareh Seyedkazemi, dated as of December 3, 2021.	001-36579	10-K	March 29, 2022	10.21
10.17(#)	Offer Letter between Adverum Biotechnologies, Inc. and Linda Rubinstein, dated as of August 3, 2023.	001-36579	10-Q	August 10, 2023	10.5
10.18(#)	Offer Letter between Adverum Biotechnologies, Inc. and Rabia Gurses Ozden, dated as of June 10, 2024.					X
10.19	Sales Agreement, dated May 11, 2023, by and between Adverum Biotechnologies, Inc. and Cowen and Company, LLC.	001-36579	8-K	May 11, 2023	1.1
19.1	Insider Trading Policy.					X
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page hereto)					X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy.	001-36579	10-K	March 18, 2024	97.1
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT NUMBER	PROVIDED HEREWITH
104	The cover page of the Company's Annual Report on Form 10-K has been formatted in Inline XBRL.
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
Date: April 15, 2025

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

SIGNATURE	TITLE	DATE

/s/ Laurent Fischer	President and Chief Executive Officer and Director	April 15, 2025
Laurent Fischer, M.D.	(Principal Executive Officer)

/s/ Linda Rubinstein	Chief Financial Officer	April 15, 2025
Linda Rubinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Machado	Chairman of the Board	April 15, 2025
Patrick Machado

/s/ Soo Hong	Director	April 15, 2025
Soo Hong

/s/ Szilárd Kiss, M.D.	Director	April 15, 2025
Szilárd Kiss, M.D.
/s/ Mark Lupher	Director	April 15, 2025
Mark Lupher, Ph.D.

/s/ C. David Nicholson	Director	April 15, 2025
C. David Nicholson, Ph.D.

/s/ James Scopa	Director	April 15, 2025
James Scopa

/s/ Dawn Svoronos	Director	April 15, 2025
Dawn Svoronos

/s/ Reed Tuckson	Director	April 15, 2025
Reed Tuckson, M.D.

/s/ Scott Whitcup	Director	April 15, 2025
Scott Whitcup, M.D.