Form 10-Q
period 2025-03-31
Adverum Biotechnologies, Inc.
filed 2025-05-14
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2025, there were 20,890,733 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

RISK FACTORS SUMMARY
Investing in common stock involves numerous risks, including the risks described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$49,161	$60,652
Short-term investments	33,922	65,039
Prepaid expenses and other current assets	6,386	5,609
Total current assets	89,469	131,300
Operating lease right-of-use assets	33,584	33,611
Property and equipment, net	11,135	11,607
Restricted cash	1,976	1,976
Deposit and other long-term assets	1,490	1,347
Total assets	$137,654	$179,841
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,819	$1,610
Accrued expenses and other current liabilities	16,046	15,620
Lease liability, current portion	7,229	5,668
Total current liabilities	25,094	22,898
Long-term liabilities:
Lease liability, net of current portion	85,949	86,037
Other non-current liabilities	189	192
Total liabilities	111,232	109,127
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,140,848	1,138,070
Accumulated other comprehensive loss	(458)	(407)
Accumulated deficit	(1,113,970)	(1,066,951)
Total stockholders’ equity	26,422	70,714
Total liabilities and stockholders’ equity	$137,654	$179,841
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$28,747	$15,410
General and administrative	19,474	13,789
Total operating expenses	48,221	29,199
Operating loss	(48,221)	(29,199)
Other income, net	1,202	2,052
Net loss	(47,019)	(27,147)
Other comprehensive gain (loss):
Net unrealized loss on marketable securities	(53)	(41)
Foreign currency translation adjustment	2	(19)
Comprehensive loss	$(47,070)	$(27,207)
Net loss per share — basic and diluted	$(2.25)	$(1.65)
Weighted-average common shares used to compute net loss per share - basic and diluted	20,938	16,479
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	20,848	$2	$1,138,070	$(407)	$(1,066,951)	$70,714
Stock-based compensation expense	—	—	2,778	—	—	2,778
Common stock issued upon release of restricted stock units	43	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	2	—	2
Unrealized loss on marketable securities, net	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(47,019)	(47,019)
Balance at March 31, 2025	20,891	$2	$1,140,848	$(458)	$(1,113,970)	$26,422

Balance at December 31, 2023	10,143	$1	$1,003,718	$(473)	$(936,024)	$67,222
Stock-based compensation expense	—	—	4,166	—	—	4,166
Issuance of common stock and pre-funded warrants for cash in private placements, net of issuance costs of $8,449	10,573	1	119,360	—	—	119,361
Common stock issued upon exercise of stock options	14	—	139	—	—	139
Common stock issued upon release of restricted stock units	25	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(19)	—	(19)
Unrealized loss on marketable securities, net	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(27,147)	(27,147)
Balance at March 31, 2024	20,755	$2	$1,127,383	$(533)	$(963,171)	$163,681
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(47,019)	$(27,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683	997
Stock-based compensation expense	2,778	4,166
Net accretion of discount on marketable securities	(436)	(333)
Non-cash lease expense	27	545
Non-cash sublease loss	982	1,046
Other	(1)	(19)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(777)	480
Deposit and other long-term assets	(143)	35
Accounts payable	218	(347)
Accrued expenses and other liabilities	426	(3,391)
Lease liability	491	723
Net cash used in operating activities	(42,771)	(23,245)
Cash flows from investing activities:
Purchases of marketable securities	—	(26,937)
Maturities of marketable securities	31,500	5,000
Purchases of property and equipment	(220)	(90)
Net cash provided by (used in) investing activities	31,280	(22,027)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placements, net of issuance costs	—	119,741
Proceeds from issuance of common stock pursuant to option exercises	—	139
Net cash provided by financing activities	—	119,880
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,491)	74,608
Cash and cash equivalents and restricted cash at beginning of period	62,628	76,976
Cash and cash equivalents and restricted cash at end of period	$51,137	$151,584
Cash and cash equivalents	49,161	149,608
Restricted cash	1,976	1,976
Cash and cash equivalents and restricted cash at end of period	$51,137	$151,584
Supplemental schedule of noncash investing and financing information
Issuance costs included in accounts payable	$—	$380
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
Going Concern, Liquidity, Risks and Uncertainties—As of March 31, 2025, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2025, had an accumulated deficit of $1.1 billion. The Company used $42.8 million of cash in operations during the three months ended March 31, 2025. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.
As of March 31, 2025, the Company had cash, cash equivalents and short-term investments of $83.1 million, which are expected to fund the Company’s operations into the second half of 2025. The Company has determined that its cash and cash equivalents as of March 31, 2025 would be insufficient to fund its operations for a period of at least twelve months from the date these interim financial statements are issued, which raises substantial doubt regarding the Company’s ability to continue as a going concern.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

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
Significant Accounting Policies and Estimates
No material changes were made to the Company’s significant accounting policies disclosed in Note 3. Summary of significant accounting policies, to its consolidated financial statements included in its Annual Report on Form 10-K, filed with the SEC on April 15, 2025 for the year ended December 31, 2024.
Recent Accounting Pronouncements
The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its Annual Report on Form 10-K, filed with the SEC on April 15, 2025 for the year ended December 31, 2024.

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
The following is a summary of the Company’s cash equivalents and short-term investments:

	March 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,631	$—	$—	$10,631
Level 2:
Commercial paper	41,996	—	(7)	41,989
U.S. government and agency securities	23,433	11	—	23,444
Total cash equivalents and short-term investments	76,060	11	(7)	76,064
Less: Cash equivalents	(42,148)	—	6	(42,142)
Total short-term investments	$33,912	$11	$(1)	$33,922

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$165	$—	$—	$165
Level 2:
Commercial paper	78,500	10	(9)	78,501
U.S. government and agency securities	41,210	56	—	41,266
Total cash equivalents and short-term investments	119,875	66	(9)	119,932
Less: Cash equivalents	(54,901)	—	8	(54,893)
Total short-term investments	$64,974	$66	$(1)	$65,039
As of March 31, 2025, the stated maturities of the Company’s investments portfolio are generally less than one year. The Company classifies its investments as short-term marketable securities even though the stated maturities may be one year or more beyond the current balance sheet date as the Company has the ability to sell these securities at any time for use in current operations. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2025 and December 31, 2024 was $40.0 million and $54.2 million, respectively, which are highly liquid funds with high credit ratings that have final maturities of less than two years from date of purchase. The Company has not recorded an allowance for credit losses as of March 31, 2025 and December 31, 2024 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at March 31, 2025 and December 31, 2024. The Company held 14 securities that were in unrealized loss positions as of March 31, 2025. There were no individual securities that were in a significant unrealized loss position as of March 31, 2025 and December 31, 2024. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
4. Commitments and Contingencies
Leases
Redwood City
The Company has a lease for facilities in Redwood City, California (“Redwood City Premises”), which expires December 31, 2031, with an option to extend for a period of eight years. The lease includes an additional tenant improvement allowance of up to $2.0 million to be used at the Company’s discretion. Any amounts drawn would be amortized over the remaining lease term at 9% per annum, not subject to annual base rent increases. Under this lease, the Company provided the landlord of the Redwood City Premises with a letter of credit in the amount of $2.0 million, which is classified as restricted cash under long-term assets on the Company’s condensed consolidated balance sheets. As of March 31, 2025, the Company had a total future rent obligation of $45.5 million related to this lease.
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
On April 3, 2023, the Company entered into an amendment of the lease of its NC Premises with the landlord and subtenant. Under this amendment, the parties agreed to substantially reduce the total tenant improvement allowance in exchange for lower monthly rent. The Company accounted for this amendment as a lease modification under ASC 842. The Company remeasured the lease liability, resulting in an increase in the lease liability with a corresponding increase of the right-of-use asset of $0.3 million in the quarter ended June 30, 2023. There was no charge recognized in the consolidated statement of operations.

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
In the first quarter of 2025, the subtenant made payments totaling $1.4 million for January and February 2025 rent and drew $2.4 million from the available tenant improvement allowance, after which the subtenant failed to remit the March 2025 and subsequent rent payments. As a result, the subtenant and Jaguar defaulted, and failed to cure such defaults under the sublease and the assignment agreement for the NC Premises. The Company assumed responsibility for rent payments beginning in March 2025.
In February 2025, a lien totaling $4.8 million was filed by a third–party contractor against the subtenant’s interest in the NC Premises. The Company discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. Further liens by third-party subcontractors or other contractors have been and may in the future be filed against the subtenant’s interest in the NC Premises and the Company may need to also discharge such liens to avoid default under the head lease.
The Company remains obligated under the head lease and as of March 31, 2025, had a total future rent obligation of $120.4 million As a result of the uncured defaults, the Company terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce its rights under the sublease and to seek recovery of losses and damages incurred due to the defaults by the subtenant and Jaguar.
The Company recorded a sublease loss of $1.0 million in each of the three months ended March 31, 2025 and 2024, which was recognized in general and administrative expense.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Laboratory equipment	$15,139	$14,963
Leasehold improvements	13,778	13,779
Computer equipment and software	941	901
Construction in progress	5	9
Total property and equipment	29,863	29,652
Less: Accumulated depreciation and amortization	(18,728)	(18,045)
Property and equipment, net	$11,135	$11,607
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Accrued nonclinical, clinical and process development costs	$8,221	$4,401
Employee compensation	5,202	9,540
Accrued professional services	1,675	554
Other	948	1,125
Total accrued expenses and other current liabilities	$16,046	$15,620

6. Stockholders’ Equity
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
The exercise of the outstanding Pre-Funded Warrants is subject to a beneficial ownership limitation of 9.99%. The Pre-Funded Warrants were classified as a component of stockholders’ equity. As of March 31, 2025, none of the Pre-Funded Warrants had been exercised.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes $0.5 million of accumulated currency translation adjustments as of March 31, 2025 and December 31, 2024.
Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2024	3,909	$29.39
Options granted	960	4.20
Options forfeited	(15)	109.83
Balance at March 31, 2025	4,854	24.15
Exercisable as of March 31, 2025	1,720	53.13
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2024	259	$16.00
Granted	269	4.20
Vested and released	(43)	23.63
Forfeited	(1)	6.73
Outstanding at March 31, 2025	484	8.81

Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Research and development	$1,211	$1,120
General and administrative	1,567	3,046
Total stock-based compensation expense	$2,778	$4,166
7. Segment Reporting
Segment Reporting
The chief operating decision maker (“CODM”), who is defined as the Company’s chief executive officer, assesses performance for the Company’s single reportable segment and decides how to allocate resources based on the Company’s total operating expenses as reported on the condensed consolidated statements of operations and comprehensive loss. The CODM’s review of total operating expenses at the consolidated level is used to monitor the Company’s spending as well as budget versus actual results. The Company’s reportable segment primarily generates revenue through its license agreements.
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
The following table presents the segment loss, including significant segment expenses, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating expenses
Compensation and benefits	$16,306	$14,460
Clinical trial and manufacturing	10,973	3,355
Facilities and IT	11,748	6,968
Other research and development	2,143	781
Other segment(a)	7,051	3,635
Total operating expenses	$48,221	$29,199
Operating loss	(48,221)	(29,199)
Other income, net	1,202	2,052
Segment and consolidated net loss	$(47,019)	$(27,147)

(a)	Other segment include professional services, consultants and contractors, travel and entertainment expenses, and general business expenses.
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
For the three months ended March 31, 2025 and 2024, the Pre-Funded Warrants issued in the Private Placements were included in the basic and diluted net loss per share calculation as the exercise price is non-substantive and virtually assured.

The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31, 2025	March 31, 2024
	(In thousands)
Stock options	4,854	2,760
Restricted stock units	484	198
ESPP	56	42
	5,394	3,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on April 15, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking and other statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.
Overview
Adverum is a clinical-stage company that aims to establish gene therapy as a new standard of care for highly prevalent ocular diseases. We discover and develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, is a single, in-office intravitreal (“IVT”) injection gene therapy product designed to deliver long-term durable therapeutic levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with bolus anti-vascular endothelial growth factor (“VEGF”) IVT injections. Ixo-vec is currently being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”), also known as neovascular AMD. In November 2024, we announced top-line 52 week results from the ongoing LUNA Phase 2 clinical trial. In February 2025, we initiated ARTEMIS, the first of two Phase 3 clinical trials of Ixo-vec in wet AMD. We intend to initiate AQUARIUS, the second phase 3 trial of Ixo-vec in wet AMD, in the second half of 2025. We are conducting ARTEMIS at U.S. sites and intend to conduct AQUARIUS globally. We are also developing an early-stage pipeline of gene therapy programs targeting the treatment of other highly prevalent ocular diseases. Our core capabilities include novel vector evaluation, cassette engineering, ocular IND-enabling nonclinical and clinical development, scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control.
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
Our Phase 3 program is planned to include two registrational trials in wet AMD. We have selected the 6E10 dose and a difluprednate topical-eye-drops-only prophylactic regimen to evaluate in the Phase 3 program. In February 2025, we initiated ARTEMIS, the first of two Phase 3 clinical trials of Ixo-vec in wet AMD. We intend to initiate AQUARIUS, the second phase 3 trial of Ixo-vec in wet AMD, in the second half of 2025. We are conducting ARTEMIS at U.S. sites and intend to conduct AQUARIUS globally.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of March 31, 2025, we had an accumulated deficit of $1.1 billion. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are still in clinical development and may never be successful in developing or commercializing our product candidates.
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
There have been no material changes to our critical accounting judgments and estimates during the three months ended March 31, 2025 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Change
	(In thousands)
Operating expenses:
Research and development	$28,747	$15,410	$13,337
General and administrative	19,474	13,789	5,685
Total operating expenses	48,221	29,199	19,022
Operating loss	(48,221)	(29,199)	(19,022)
Other income, net	1,202	2,052	(850)
Net loss	$(47,019)	$(27,147)	$(19,872)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase/ (Decrease)
	2025	2024
	(In thousands)
Direct research and development expenses:
Ixo-vec	$14,345	$3,731	$10,614
Other programs	273	620	(347)
Indirect research and development expenses:
Personnel related (including stock-based compensation)	10,694	8,124	2,570
Facilities and other unallocated research and development expenses	3,435	2,935	500
Total research and development expenses	$28,747	$15,410	$13,337
Research and development expense increased by $13.3 million to $28.7 million for the three months ended March 31, 2025 from $15.4 million for the three months ended March 31, 2024. This overall increase was primarily related to an increase of $10.6 million in spending on Ixo-vec driven mainly by Phase 3 clinical development activities, an increase of $2.6 million in personnel-related costs due to increased headcount and higher salaries in the current year, an increase of $0.5 million in unallocated research and development expenses driven by travel and online software and subscriptions in support of the Phase 3 clinical development, partially offset by a decrease of $0.3 million in research and development expenses related to other programs. Stock-based compensation expense included in research and development expenses was $1.2 million for the three months ended March 31, 2025, compared to $1.1 million for the three months ended March 31, 2024.
For the periods presented, our research and development activities were attributable to our Ixo-vec and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense increased $5.7 million to $19.5 million for the three months ended March 31, 2025 from $13.8 million for the three months ended March 31, 2024, primarily related to increases of $4.8 million in facilities expenses driven mainly by a $4.8 million payment to discharge the lien on the NC Premises (as defined below), $0.9 million in professional services expenses, and $0.6 million in consultants and contractors expenses, partially offset by a $0.7 million decrease in compensation and benefits expenses driven by lower stock-based compensation expenses in the current year. Stock-based compensation expense included in general and administrative expenses was $1.6 million for the three months ended March 31, 2025, compared to $3.0 million for the three months ended March 31, 2024.
Other Income, Net
Other income, net decreased by $0.9 million to $1.2 million for the three months ended March 31, 2025 from $2.1 million for the three months ended March 31, 2024, primarily driven lower average investment balances.
Liquidity, Capital Resources and Plan of Operations
Overview
We have funded our operations primarily through the sale of equity. We have not generated positive cash flow or net income from operations since our inception and as of March 31, 2025, we had an accumulated deficit of $1.1 billion. As of March 31, 2025, we had $83.1 million in cash, cash equivalents and short-term investments compared to $125.7 million as of December 31, 2024. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued.
Private Placements
On February 7, 2024, we completed the Private Placements of 10.6 million shares of our common stock and, in lieu of common stock, Pre-Funded Warrants to purchase an aggregate of 75,000 shares of common stock to certain institutional and accredited investors and directors for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses.

At-the-Market Offering Program
We are party to a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD”) pursuant to which we may, from time to time, sell up to an aggregate amount of $100.0 million of our common stock through TD in an “at-the-market” offering. We are not required to sell shares under the Sales Agreement. We will pay TD a commission of up to 3.0% of the aggregate gross proceeds of any shares of common stock sold pursuant to the Sales Agreement. To date, no sales have been made pursuant to the Sales Agreement.
Going Concern
As of March 31, 2025, we have devoted substantially all of our efforts to product development and have not realized product sales revenue from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of March 31, 2025, we had an accumulated deficit of $1.1 billion. We used $42.8 million of cash in operations during the three months ended March 31, 2025. We expect to continue to incur net losses and operating cash outflows for at least the next several years as we continue development of our product candidates. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, regulatory compliance activities and, if any of our product candidates is approved, sales, marketing and other activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years or longer. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $83.1 million, which we expect to fund our operations into the second half of 2025. We have determined that our existing cash and cash equivalents as of March 31, 2025 would be insufficient to fund our operations through at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued, and therefore there is substantial doubt regarding our ability to continue as a going concern. See Part II, Item 1A “Risk Factors” under the header “Risks Related to Our Financial Position and Need for Capital” for additional information.
We will need to raise substantial additional funding to finance our operations through clinical development of our product candidates and potentially to commercialize these candidates. We continue to analyze various alternatives, including public or private equity or debt financings, third-party funding, revenue interest arrangements, collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. There is no assurance, however, that we will receive any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations for at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued. If we fail to obtain additional capital necessary to fund our operations, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations, or to cease operations or liquidate our assets. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. Therefore, it is not considered probable that our plans to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objective. The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors”. Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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
•security breaches, data losses or other disruptions affecting our information systems;
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
Material Cash Requirements
Our material cash requirements as of March 31, 2025 included operating lease commitments, including the lease of our headquarters office in Redwood City, CA, and a building in North Carolina (the “NC Premises”). As of March 31, 2025, we had fixed lease payment obligations of $165.9 million, with $14.6 million payable within twelve months. See Note 4, Leases to our financial statements for additional information. As described in Note 4, Leases to our financial statements, the subtenant, Advanced Medicine Partners, LLC, and Jaguar Gene Therapy, LLC (“Jaguar”) defaulted, and failed to cure such defaults, under the sublease and the notice and waiver of assignment (the “assignment agreement”) for the NC Premises. In February 2025, a lien totaling $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid default under the head lease. Further liens by third-party subcontractors or other contractors have been or may in the future be filed against the subtenant’s interest in the NC Premises and we may need to also discharge such liens to avoid a default under the head lease. The subtenant and Jaguar failed to remit the March 2025 rent and subsequent rent payments. As a result, we assumed responsibility for such payments in March 2025. We remain obligated under the head lease, and had a total future rent obligation for the NC Premises of $120.4 million at March 31, 2025. As a result of the uncured defaults, we terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and seek recovery of losses and damages incurred due to the defaults by the subtenant and Jaguar.
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

Cash Flows

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(42,771)	$(23,245)
Net cash provided by (used in) investing activities	31,280	(22,027)
Net cash provided by financing activities	—	119,880
Net (decrease) increase in cash and cash equivalents and restricted cash	$(11,491)	$74,608
Cash Used in Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $42.8 million, primarily as a result of net loss of $47.0 million due to our continued research and development activities. Net loss was partially offset by $4.0 million of non-cash charges mainly related to $2.8 million of stock-based compensation expense, $1.0 million of non-cash sublease loss and $0.7 million of depreciation and amortization expenses and $0.2 million of change in operating assets and liabilities, which increased due to fluctuations due to timing of expenses and payments.
During the three months ended March 31, 2024, net cash used in operating activities was $23.2 million, primarily as a result of net loss of $27.1 million due to our continued research and development activities, partially offset by $6.4 million of non-cash charges mainly related to $4.2 million of stock-based compensation expense, $0.5 million of non-cash lease expense, $1.0 million of non-cash sublease loss, $1.0 million of depreciation and amortization expenses, and by $2.5 million of change in operating assets and liabilities, which fluctuate due to timing of expenses and payments.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 consisted of $31.5 million of net maturities of our marketable securities, partially offset by $0.2 million of purchases of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2024 consisted of $21.9 million of net purchases from our marketable securities and $0.1 million of purchases of property and equipment related.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Previously Reported Material Weakness in Internal Control over Financial Reporting. During the year ended December 31, 2024, we identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2024 with respect to the design and operating effectiveness of the Company’s controls over lease accounting. The material weakness resulted in misstatements in the Company’s previously issued financial statements.

Remediation Plan. To address our material weakness, we have implemented and continue to implement increased rigor to ensure controls operate with regard to lease accounting. Consistent with past practice, the preparation of technical accounting memos will occur for all material lease agreements, including modifications of existing agreements. Management will engage additional outside financial reporting and technical accounting expertise to assist in the analysis of potential accounting impacts of new or amended lease agreements and will improve the process to monitor accounting conclusions for existing lease agreements. In addition, management will enhance the process to monitor creditworthiness of subtenants and increase oversight over any subtenant activities, including obtaining robust support of lease payments and tenant improvement allowance payments.
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
As a result of the existence of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting. As described under the Remediation Plan above, we continue to implement increased rigor to ensure controls operated over lease accounting during the quarter ended March 31, 2025. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In January 2021, we entered into an operating lease for a building in North Carolina (the “NC Premises”). On October 26, 2021, we entered into a sublease agreement with Jaguar Gene Therapy, LLC (“Jaguar”), who subsequently assigned the sublease to Advanced Medicine Partners, LLC (“AMP”), as the subtenant for the NC Premises, for the remainder of the underlying lease term (ending in October 2037). Pursuant to the sublease and the notice and waiver of assignment (the “assignment agreement”), Jaguar remained obligated for AMP’s proper performance under the sublease. In February 2025, a lien totaling $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. Further liens by third-party subcontractors or other contractors have been or may in the future be filed against the subtenant’s interest in the NC Premises and we may need to also discharge such liens to avoid a default under the head lease. The subtenant and Jaguar failed to remit March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises. As a result, we assumed responsibility for such payments in March 2025 and had a total future rent obligation for the NC Premises of $120.4 million at March 31, 2025. As a result of the uncured defaults, we terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and seek recovery of losses and damages due to the defaults by the subtenant and Jaguar.
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
As of March 31, 2025, our cash, cash equivalents and short-term investments totaled $83.1 million, which we expect to fund our operations into the second half of 2025. We have determined that our existing cash and cash equivalents as of March 31, 2025 would be insufficient to fund our operations through twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued. Because our cash and cash equivalents will not be adequate to fund our operations through at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued, there is substantial doubt regarding our ability to continue as a going concern.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity or debt financings, third-party funding, revenue interest arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches, grants, debt and other financings. We do not have any committed external source of funds. To the extent that we raise additional capital, if available, through the sale of equity or convertible debt securities, including through our “at-the-market” offering program, the ownership interests of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect such holders’ rights as a holder of our common stock. Debt and revenue interest financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions. Furthermore, we may issue common stock as consideration in acquisitions. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.
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
In January 2021, we entered into an operating lease agreement for the NC Premises and in October 2021, we entered into a sublease agreement with Jaguar, who subsequently assigned the sublease to AMP as the subtenant for the NC Premises, through the remainder of the lease term (ending in October 2037). Pursuant to the sublease and the assignment agreement, Jaguar remained obligated for AMP’s proper performance under the sublease. In February 2025, a lien in the amount of $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. Further liens by third-party subcontractors or other contractors have been or may in the future be filed against the subtenant’s interest in the NC Premises, and we may need to also discharge such liens to avoid a default under the head lease. The subtenant and Jaguar failed to remit the March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises. As a result, we assumed responsibility for such payments in March 2025 and had a total future rent obligation for the NC Premises of $120.4 million at March 31, 2025. As a result of the uncured defaults, we terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and to seek recovery of losses and damages due to the defaults by the subtenant and Jaguar. In the event we are unsuccessful in collecting from the subtenant or Jaguar or are unable to obtain a new subtenant on acceptable terms or at all, we will be required to satisfy our obligations directly to the landlord under the head lease in accordance with its terms.
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

Our product candidates built on adeno-associated viral vector (“AAV”) vectors have similar risks to other gene therapy vectors, including inflammation, pigmentary changes, including iris transillumination defects and anterior chamber pigmentation, cytotoxic T-cell responses, anti-AAV antibodies and immune response to the transgene product, such as T-cell responses and/or antibodies against the expressed protein. For example, based on our current clinical experience, dose-related inflammation is a known side effect of Ixo-vec administration, but the duration of inflammation caused by Ixo-vec, our ability to prevent or manage that inflammation using corticosteroids or other anti-inflammatory or immunomodulatory treatments, and any potential clinical sequelae of that inflammation and treatments used to manage inflammation are not fully understood. Our LUNA trial is evaluating prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids to test the relative contribution of local versus systemic AAV exposure on ocular inflammation. In November 2024, we announced LUNA 52-week data with a cut-off date of August 29, 2024. Ixo-vec was well-tolerated, and when present inflammation was responsive to per protocol local corticosteroids. Our 52-week data suggest that difluprednate eye drops alone are a promising (“go forward” prophylactic regimen for our future pivotal studies. The use of a difluprednate eye drop prophylactic regimen may not be as successful in managing or mitigating inflammation in future, larger clinical trials or commercial use, and our reliance on the availability of these corticosteroids makes us vulnerable to drug shortage or other supply problems. In addition, difluprednate eye drops are not approved or commercially available in certain geographies where we intend or choose to conduct Phase 3 clinical trials, which could have an adverse effect on our ability to complete Phase 3 clinical trials in these jurisdictions on our expected timelines.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. The policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
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
On February 27, 2023, the UK Government and the European Commission reached a political agreement on the so-called “Windsor Framework”. The Windsor Framework is intended to revise the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023 and the arrangements under the Windsor Framework relating to medicinal products took effect on January 1, 2025.  As it relates to marketing authorizations, the United Kingdom has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continued, until January 1, 2025 to be covered by the marketing authorizations granted by the European Commission but the Windsor Framework provides that the UK MHRA is the sole regulatory body responsible for granting marketing authorizations for Northern Ireland as of January 1, 2025. On April 10, 2025 the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 came into law. A twelve-month implementation period will apply before the amended regulations come fully into force on April 10, 2026. The main changes are to implement a risk-proportionate approach where low-risk trials can receive faster approval through automatic authorization, the establishment of a combined review process to integrate ethics committee and regulatory approvals into a single approval, and the implementation of enhanced transparency requirements to mandate the registration of clinical trials in a public registry and the publication of trial results within twelve months of trial completion.
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
Extensions of patent term may be available, but there is no guarantee that we would have patents eligible for extension, or that we would succeed in obtaining any particular extension and no guarantee any such extension would confer a patent term for a sufficient period of time to exclude others from commercializing product candidates similar or identical to ours. If we are able to secure FDA marketing approval for one of our product candidates that is covered by an issued U.S. patent, that patent may be eligible for limited patent term restoration under the Hatch-Waxman Act. Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, the Hatch-Waxman Act permits a patent restoration term of up to five years beyond the normal expiration of the patent, which is limited to the approved product or approved indication. In the U.S., patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval; only one patent may be extended; and extension is available for only those claims covering the approved drug, a method for using it, or a method for manufacturing it. Similar extensions of patent term are available in Europe and other jurisdictions. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial conditions and results of operations may be materially and adversely affected.
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
There are several other companies in the U.S. or Europe with marketed products or products in development for the treatment of chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD. These companies include 4D Molecular Therapeutics, AbbVie, Bayer, Clearside Biomedical, EyePoint Pharmaceuticals, Kodiak Sciences, Novartis, Ocular Therapeutix, Outlook Therapeutics, Regeneron, REGENXBIO and Roche.

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

We expect that additional healthcare reform measures will be adopted in the future, given the recent change in administrations. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include directives to reduce agency workforce, program cuts, rescinding a prior executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the prior administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass heath care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any of these reform measures could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, if approved, or additional pricing pressures.
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
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and began to apply on January 12, 2025, through a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products including the newly updated Innovative Licensing and Access Pathway (“updated ILAP”), a single integrated platform for sustained collaborative working between the developer of the medicine, the MHRA, the UK health technology assessment bodies (including NICE) and the National Health Service (“NHS”), as well as patients. The updated ILAP is open to applicants from both commercial and non-commercial developers of potentially transformative medicines or drug-device combination products that have a therapeutic aim and there is evidence of safe use in humans, but confirmatory trials for which have not yet started. Successful updated ILAP applications will give access to faster progression through the UK’s medicines development landscape and priority access to regulatory and health technology assessment service, helping to accelerate approval and adoption of medicines and there are a number of changes compared to the original ILAP, including the inclusion of the NHS as a core partner and more predictable timelines. The new ILAP is intended to be iteratively adapted over time to respond to changes in life sciences landscape and patient and stakeholder feedback.

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

As more fully described in Part II, Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC, in connection with our preparation of the consolidated financial statements for the year ended December 31, 2024 we have identified non-cash errors in the accounting for tenant improvement allowances that resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2023, as well as the unaudited condensed consolidated quarterly financial information for the quarterly periods in the years ended December 31, 2023 and 2024. These errors were indicative of a material weakness in our controls over lease accounting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified a material weakness as of December 31, 2022, related to a non-cash lease accounting error related to another operating lease in previously issued financial statements. We have also identified other control deficiencies. We cannot be certain that additional material weaknesses and control deficiencies will not be discovered in the future. If our efforts to remediate the material weakness are not successful, material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements, and we could fail to meet our financial reporting obligations. As a result of failure to remediate the material weakness or future weaknesses or deficiencies, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are or remain unable to assert that our internal control over financial reporting is effective in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.
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

Item 6. Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Restated Certificate of Incorporation.	001-36579	10-Q	November 4, 2024	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, are embedded with the Inline XBRL document.

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

ADVERUM BIOTECHNOLOGIES, INC.

Date: May 14, 2025	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Linda Rubinstein
Linda Rubinstein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)