Form 10-Q
period 2025-06-30
Adverum Biotechnologies, Inc.
filed 2025-08-12
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2025, there were 20,984,161 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•We are subject to risks associated with subletting our leased premises, including risks associated with subtenant defaults, which have occurred in the past.
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
•We rely and will continue to rely on third parties to conduct some nonclinical testing and all of our ongoing and planned clinical trials. If these third parties do not meet our deadlines or otherwise fail to conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$42,418	$60,652
Short-term investments	1,979	65,039
Prepaid expenses and other current assets	3,994	5,609
Total current assets	48,391	131,300
Operating lease right-of-use assets	33,529	33,611
Property and equipment, net	10,811	11,607
Restricted cash	1,976	1,976
Deposit and other long-term assets	1,472	1,347
Total assets	$96,179	$179,841
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$4,748	$1,610
Accrued expenses and other current liabilities	19,245	15,620
Lease liability, current portion	7,363	5,668
Total current liabilities	31,356	22,898
Long-term liabilities:
Lease liability, net of current portion	84,858	86,037
Other non-current liabilities	184	192
Total liabilities	116,398	109,127
Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,143,391	1,138,070
Accumulated other comprehensive loss	(451)	(407)
Accumulated deficit	(1,163,161)	(1,066,951)
Total stockholders’ (deficit) equity	(20,219)	70,714
Total liabilities and stockholders’ (deficit) equity	$96,179	$179,841
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$37,125	$17,097	$65,872	$32,507
General and administrative	12,730	15,807	32,204	29,596
Total operating expenses	49,855	32,904	98,076	62,103
Operating loss	(49,855)	(32,904)	(98,076)	(62,103)
Other income, net	664	2,406	1,866	4,458
Net loss	(49,191)	(30,498)	(96,210)	(57,645)
Other comprehensive gain (loss):
Net unrealized loss on marketable securities	(11)	(2)	(64)	(43)
Foreign currency translation adjustment	18	10	20	(9)
Comprehensive loss	$(49,184)	$(30,490)	$(96,254)	$(57,697)
Net loss per share — basic and diluted	$(2.34)	$(1.46)	$(4.59)	$(3.08)
Weighted-average common shares used to compute net loss per share - basic and diluted	21,010	20,852	20,974	18,713
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2024	20,848	$2	$1,138,070	$(407)	$(1,066,951)	$70,714
Stock-based compensation expense	—	—	2,778	—	—	2,778
Common stock issued upon release of restricted stock units	43	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	2	—	2
Unrealized loss on marketable securities, net	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(47,019)	(47,019)
Balance at March 31, 2025	20,891	2	1,140,848	(458)	(1,113,970)	26,422
Stock-based compensation expense	—	—	2,423	—	—	2,423
Common stock issued upon release of restricted stock units	34	—	—	—	—	—
Common stock issued under employee stock purchase plan	57	—	120	—	—	120
Foreign currency translation adjustments	—	—	—	18	—	18
Unrealized loss on marketable securities, net	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(49,191)	(49,191)
Balance at June 30, 2025	20,982	$2	$1,143,391	$(451)	$(1,163,161)	$(20,219)

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2023	10,143	$1	$1,003,718	$(473)	$(936,024)	$67,222
Stock-based compensation expense	—	—	4,166	—	—	4,166
Issuance of common stock and pre-funded warrants for cash in private placements, net of issuance costs of $8,449	10,573	1	119,360	—	—	119,361
Common stock issued upon exercise of stock options	14	—	139	—	—	139
Common stock issued upon release of restricted stock units	25	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(19)	—	(19)
Unrealized loss on marketable securities, net	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(27,147)	(27,147)
Balance at March 31, 2024	20,755	2	1,127,383	(533)	(963,171)	163,681
Stock-based compensation expense	—	—	3,945	—	—	3,945
Common stock issued upon release of restricted stock units	2	—	—	—	—	—
Common stock issued under employee stock purchase plan	44	—	264	—	—	264
Foreign currency translation adjustments	—	—	—	10	—	10
Unrealized loss on marketable securities, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(30,498)	(30,498)
Balance at June 30, 2024	20,801	$2	$1,131,592	$(525)	$(993,669)	$137,400
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(96,210)	$(57,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,218	1,953
Stock-based compensation expense	5,201	8,111
Net accretion of discount on marketable securities	(528)	(775)
Non-cash lease expense	82	1,028
Non-cash sublease loss	982	4,765
Other	12	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,568	656
Deposit and other long-term assets	(125)	69
Accounts payable	3,103	(111)
Accrued expenses and other liabilities	3,625	(2,639)
Lease liability	(466)	1,508
Net cash used in operating activities	(81,538)	(43,089)
Cash flows from investing activities:
Purchases of marketable securities	(1,976)	(49,448)
Maturities of marketable securities	65,500	25,200
Purchases of property and equipment	(340)	(106)
Net cash provided by (used in) investing activities	63,184	(24,354)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placements, net of issuance costs	—	119,361
Proceeds from issuance of common stock pursuant to option exercises	—	139
Proceeds from employee stock purchase plan	120	264
Net cash provided by financing activities	120	119,764
Net (decrease) increase in cash and cash equivalents and restricted cash	(18,234)	52,321
Cash and cash equivalents and restricted cash at beginning of period	62,628	76,976
Cash and cash equivalents and restricted cash at end of period	$44,394	$129,297
Cash and cash equivalents	42,418	127,321
Restricted cash	1,976	1,976
Cash and cash equivalents and restricted cash at end of period	$44,394	$129,297
Supplemental schedule of noncash investing and financing information
Property and equipment in accounts payable, accrued expenses and other current liabilities	$228	$221
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
Going Concern, Liquidity, Risks and Uncertainties—As of June 30, 2025, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2025, had an accumulated deficit of $1.2 billion. The Company used $81.5 million of cash in operations during the six months ended June 30, 2025. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.
As of June 30, 2025, the Company had cash, cash equivalents and short-term investments of $44.4 million. The Company has determined that its cash and cash equivalents as of June 30, 2025, together with the proceeds from its August 2025 private placement financing, would be insufficient to fund its operations for a period of at least twelve months from the date these unaudited condensed consolidated financial statements are issued, which raises substantial doubt regarding the Company’s ability to continue as a going concern.
The Company expects its cash, cash equivalents and short-term investments, including the proceeds from its August 2025 private placement financing, to fund operations into the fourth quarter of 2025. The Company plans to raise substantial additional capital to continue as a going concern, including through public or private equity or debt financings, third-party funding, revenue interest arrangements, collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Partnering discussions to support the Company's ability to fund operations and extend cash runway are active and ongoing. The Company may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If the Company is unable to raise capital or enter into such agreements as and when needed, it may have to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations, or to cease operations or liquidate its assets. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing. Therefore, it is not considered probable that the Company’s plans to raise additional capital will alleviate the substantial doubt regarding its ability to continue as a going concern.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	June 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$2,151	$—	$—	$2,151
Level 2:
Commercial paper	35,686	—	(7)	35,679
Total cash equivalents and short-term investments	37,837	—	(7)	37,830
Less: Cash equivalents	(35,857)	—	6	(35,851)
Total short-term investments	$1,980	$—	$(1)	$1,979

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$165	$—	$—	$165
Level 2:
Commercial paper	78,500	10	(9)	78,501
U.S. government and agency securities	41,210	56	—	41,266
Total cash equivalents and short-term investments	119,875	66	(9)	119,932
Less: Cash equivalents	(54,901)	—	8	(54,893)
Total short-term investments	$64,974	$66	$(1)	$65,039
As of June 30, 2025, the stated maturities of the Company’s investments portfolio are generally less than one year. The Company classifies its investments as short-term marketable securities even though the stated maturities may be one year or more beyond the current balance sheet date as the Company has the ability to sell these securities at any time for use in current operations. The aggregate fair value of debt securities in an unrealized loss position at June 30, 2025 and December 31, 2024 was $35.7 million and $54.2 million, respectively, which are highly liquid funds with high credit ratings that have final maturities of less than two years from date of purchase. The Company has not recorded an allowance for credit losses as of June 30, 2025 and December 31, 2024 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at June 30, 2025 and December 31, 2024. The Company held 17 securities that were in unrealized loss positions as of June 30, 2025. There were no individual securities that were in a significant unrealized loss position as of June 30, 2025 and December 31, 2024. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
4. Commitments and Contingencies
Leases
Redwood City
The Company has a lease for facilities in Redwood City, California (“Redwood City Premises”), which expires December 31, 2031, with an option to extend for a period of eight years. The lease includes an additional tenant improvement allowance of up to $2.0 million to be used at the Company’s discretion. Any amounts drawn would be amortized over the remaining lease term at 9% per annum, not subject to annual base rent increases. Under this lease, the Company provided the landlord of the Redwood City Premises with a letter of credit in the amount of $2.0 million, which is classified as restricted cash under long-term assets on the Company’s condensed consolidated balance sheets. As of June 30, 2025, the Company had a total future rent obligation of $44.0 million related to this lease.
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
In February 2025, a lien totaling $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. The Company discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. On July 23, 2025, the Company and the third-party contractor resolved the third-party contractor’s and subcontractors’ lien claims against the NC Premises and the $4.8 million deposited by the Company with the court.
The Company remains obligated under the head lease and as of June 30, 2025, had a total future rent obligation of $118.3 million. As a result of the uncured defaults, the Company terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce its rights under the sublease and to seek recovery of losses and damages incurred due to the defaults by the subtenant and Jaguar.
The Company recorded a sublease loss of zero and $1.0 million in the three and six months ended June 30, 2025, respectively. The Company recorded a sublease loss of $3.7 million and $4.8 million in the three and six months ended June 30, 2024, respectively. Sublease loss was recognized in general and administrative expense.
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Laboratory equipment	$14,845	$14,963
Leasehold improvements	13,779	13,779
Computer equipment and software	1,019	901
Construction in progress	50	9
Total property and equipment	29,693	29,652
Less: Accumulated depreciation and amortization	(18,882)	(18,045)
Property and equipment, net	$10,811	$11,607
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Accrued nonclinical, clinical and process development costs	$10,402	$4,401
Employee compensation	7,213	9,540
Accrued professional services	704	554
Other	926	1,125
Total accrued expenses and other current liabilities	$19,245	$15,620

6. Stockholders’ (Deficit) Equity
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
The exercise of the outstanding Pre-Funded Warrants is subject to a beneficial ownership limitation of 9.99%. The Pre-Funded Warrants were classified as a component of stockholders’ (deficit) equity. As of June 30, 2025, none of the Pre-Funded Warrants had been exercised.
Concurrently, the Company also entered into a securities purchase agreement with two directors of the Company (together with the private placement to certain institutional and accredited investors, the “2024 Private Placements”). The Company issued and sold 23,000 shares at $13.50 per share on otherwise substantially the same terms as those set forth in the Securities Purchase Agreement.
At the close of the 2024 Private Placements on February 7, 2024, the Company received total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included $0.4 million and $0.5 million of accumulated currency translation adjustments as of June 30, 2025 and December 31, 2024, respectively.
Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2024	3,909	$29.39
Options granted	1,131	3.99
Options forfeited	(26)	93.25
Balance at June 30, 2025	5,014	23.32
Exercisable as of June 30, 2025	1,948	47.82
Repricing
On June 17, 2025 (“Effective Date" or "Repricing Date”), the Company held its annual meeting of stockholders, at which the Company’s stockholders approved the amendment of certain outstanding stock options to reduce the exercise price per share of such options. The repricing applied to each option to purchase shares of the Company’s common stock that: (a) was granted under the Company’s 2014 Equity Incentive Award Plan, 2017 Inducement Plan or 2024 Equity Incentive Award Plan; (b) was outstanding on the Effective Date; (c) as of the Effective Date, was held by a then-current employee or consultant of the Company (subject to certain exceptions); and (d) had an exercise price that was, as of the Effective Date, higher than the prior 52-week intraday high trading price of the Company’s common stock as of the Effective Date (i.e., higher than $10.14) (“Eligible Options”). The Eligible Options included certain options held by certain of the Company’s executive officers. Options held by non-employee members of the Board were not eligible for the repricing program.
As of the Effective Date, the Eligible Options were immediately repriced such that the exercise price per share for such options was reduced to $10.14, subject to certain retention requirements outlined below.

For a participant to exercise the option at the reduced price, he or she must remain in service to the Company for twenty-four months following the Effective Date (or, if earlier, until a change in control or the participant’s Termination of Service (as defined in the 2024 Equity Incentive Award Plan) by reason of death or disability). If a participant exercises Eligible Options in advance of the end of the retention period, the participant will be required to pay an exercise price equal to the original exercise price per share of the Eligible Options. There were no changes to the number of shares underlying the Eligible Options or to the vesting schedules or expiration dates of the Eligible Options.
As of the Effective Date, the total number of shares underlying all Eligible Options was 1.7 million. The effect of the repricing resulted in total incremental stock-based compensation expense of $0.7 million, which will be recognized on a straight-line basis through the end of the retention period or the original remaining vesting period of the Eligible Options, whichever is longer. Incremental stock-based compensation expense recognized during the three and six months ended June 30, 2025 was not material. The incremental stock-based compensation expense was calculated using the Hull-White I Lattice model.
Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2024	259	$16.00
Granted	291	4.12
Vested and released	(77)	23.64
Forfeited	(4)	5.26
Outstanding at June 30, 2025	469	7.48
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Research and development	$1,086	$1,088	$2,297	$2,208
General and administrative	1,337	2,857	2,904	5,903
Total stock-based compensation expense	$2,423	$3,945	$5,201	$8,111
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

The following table presents the segment loss, including significant segment expenses, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating expenses
Compensation and benefits	$16,032	$13,469	$32,338	$27,929
Clinical trial and manufacturing	18,707	4,483	29,680	7,838
Facilities and IT	6,045	9,594	17,793	16,562
Other research and development	2,815	945	4,958	1,726
Other segment(a)	6,256	4,413	13,307	8,048
Total operating expenses	$49,855	$32,904	$98,076	$62,103
Operating loss	(49,855)	(32,904)	(98,076)	(62,103)
Other income, net	664	2,406	1,866	4,458
Segment and consolidated net loss	$(49,191)	$(30,498)	$(96,210)	$(57,645)

(a)	Other segment include professional services, consultants and contractors, travel and entertainment expenses, and general business expenses.
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
For the three and six months ended June 30, 2025 and 2024, the Pre-Funded Warrants issued in the 2024 Private Placements were included in the basic and diluted net loss per share calculation as the exercise price is non-substantive and virtually assured.
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2025	June 30, 2024
	(In thousands)
Stock options	5,014	2,873
Restricted stock units	469	186
ESPP	50	21
	5,533	3,080

9. Subsequent Events
August 2025 Private Placement
On August 11, 2025, the Company entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with certain entities affiliated with Frazier Life Sciences (“Frazier Life Sciences”, and the investing entities collectively, the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “2025 Private Placement”) an aggregate of 1.0 million shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 3.5 million shares of common stock. The purchase price per Share will be $2.24 (or $2.2399 per Pre-Funded Warrant, which represents the purchase price per Share to be sold in the 2025 Private Placement, minus the $0.0001 per share exercise price of each such Pre-Funded Warrant). The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire until exercised in full. The exercise of the outstanding Pre-Funded Warrants is subject to a beneficial ownership limitation of 9.99%.
Following execution of the 2025 Securities Purchase Agreement on August 11, 2025, the Company is entitled to receive the total gross proceeds of $10.0 million, before offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking and other statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.
Overview
Adverum is a clinical-stage company that aims to establish gene therapy as a new standard of care for highly prevalent ocular diseases. We discover and develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, is a single, in-office intravitreal (“IVT”) injection gene therapy product designed to deliver long-term durable therapeutic levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with bolus anti-vascular endothelial growth factor (“VEGF”) IVT injections. Ixo-vec is currently being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”), also known as neovascular AMD. In November 2024, we announced top-line 52 week results from the ongoing LUNA Phase 2 clinical trial. We expect long-term LUNA Phase 2 clinical data to be available in the fourth quarter of 2025. In February 2025, we initiated ARTEMIS, the first of two Phase 3 clinical trials of Ixo-vec in wet AMD. We expect to complete enrollment in the ARTEMIS Phase 3 trial in the first quarter of 2026 and expect to announce top-line data from ARTEMIS in the first half of 2027. We intend to initiate AQUARIUS, the second phase 3 trial of Ixo-vec in wet AMD, in the fourth quarter of 2025, subject to the availability of additional funding. We are conducting ARTEMIS at U.S. sites and intend to conduct AQUARIUS globally. We are also developing an early-stage pipeline of gene therapy programs targeting the treatment of other highly prevalent ocular diseases. Our core capabilities include novel vector evaluation, cassette engineering, ocular IND-enabling nonclinical and clinical development, scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control.
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

In November 2018, we initiated the OPTIC trial, designed as an open-label, dose-ranging trial evaluating the safety and efficacy of Ixo-vec in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment experienced and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. OPTIC was a two-year trial, which the last subject completed in June 2022, and the OPTIC extension trial continued for an additional three years, for a total of five years. The last subject completed the five-year visit in June 2025. Through the most recent data cut-off date of August 21, 2024, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, including maintenance to improvement in best-corrected visual acuity (“BCVA”) and maintenance to improvement of central subfield thickness (“CST”), currently out to four years, and stable aflibercept protein levels through latest reported follow-up, which is currently up to five years. Following Ixo-vec treatment, OPTIC patients experienced a robust treatment burden reduction, with subjects who had received the 2E11 dose seeing an 86% reduction in annualized anti-VEGF injections through four years. Nearly 50% of patients were injection free through four years following Ixo-vec treatment. Ixo-vec has been generally well tolerated, with the most common adverse events being dose-related anterior inflammation and pigmentary changes.
In September 2022, we dosed the first subject in our LUNA Phase 2 trial of Ixo-vec. The LUNA trial is a multicenter, double-masked, randomized, parallel-group trial evaluating two doses of Ixo-vec - 2E11, the lower dose used in the OPTIC trial, and a new, lower 6 x 10^10 vg/eye dose (“6E10”) dose. In addition, LUNA assesses enhanced prophylactic corticosteroid regimens, including local corticosteroids and combinations of local and systemic corticosteroids, to test the relative contribution of local versus systemic adeno-associated virus (“AAV”) exposure on ocular inflammation. The endpoints are similar to the OPTIC trial and focus on mean change in BCVA and CST from baseline to one year, and incidence and severity of adverse events. LUNA enrolled 60 subjects who were randomized equally between the 2E11 and 6E10 doses. LUNA subjects were assessed for the primary and other endpoints at 52 weeks, and we will continue to follow them for an additional four years, for a total of five years. In November 2024, we announced top-line 52 week results with a data cut-off date of August 29, 2024 from the LUNA Phase 2 trial demonstrating that both the 2E11 and 6E10 doses maintained visual and anatomic outcomes. Notably, both doses resulted in favorable reductions in annualized anti-VEGF injections and percentages of subjects remaining free of injections which were consistent with results observed in the OPTIC trial. In those subjects who had completed 52 weeks of follow-up, at the 6E10 (n=28) and 2E11 (n=29) doses, Ixo-vec demonstrated reduction in annualized anti-VEGF injection rates of 88% and 92%, respectively, and injection free rates of 54% and 69%, respectively. In addition, Ixo-vec was well-tolerated, with the most common adverse events being dose-related anterior inflammation and pigmentary changes. Data demonstrated that difluprednate eye drops alone are a promising prophylactic regimen for our current and planned pivotal studies. Additionally, our LUNA pre-specified patient preference survey demonstrated a strong preference for Ixo-vec over prior anti-VEGF therapies and acceptability of the topical eye drops steroid regimen.
Our Phase 3 program is planned to include two registrational trials in wet AMD. We have selected the 6E10 dose and a difluprednate topical-eye-drops-only prophylactic regimen to evaluate in the Phase 3 program. In February 2025, we initiated ARTEMIS, the first of two Phase 3 clinical trials of Ixo-vec in wet AMD. We expect to complete enrollment in the ARTEMIS Phase 3 trial in the first quarter of 2026 and expect to announce top-line data from ARTEMIS in the first half of 2027. We intend to initiate AQUARIUS, the second phase 3 trial of Ixo-vec in wet AMD, in the fourth quarter of 2025, subject to the availability of additional funding. We are conducting ARTEMIS at U.S. sites and intend to conduct AQUARIUS globally.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of June 30, 2025, we had an accumulated deficit of $1.2 billion. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are still in clinical development and may never be successful in developing or commercializing our product candidates.
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
Private Placements
On August 11, 2025, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell to Frazier Life Sciences in a private placement an aggregate of 1.0 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 3.5 million shares of common stock for total gross proceeds of $10.0 million, before deducting offering expenses (the “2025 Private Placement”). We expect to close the 2025 Private Placement on August 12, 2025, subject to customary closing conditions.
On February 7, 2024, we completed a private placement of 10.5 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 75,000 shares of common stock to certain institutional and accredited investors and a concurrent private placement to certain directors of 23,000 shares of our common stock for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses (the “2024 Private Placements”).
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
There have been no material changes to our critical accounting judgments and estimates during the three and six months ended June 30, 2025 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(In thousands)
Operating expenses:
Research and development	$37,125	$17,097	$20,028	$65,872	$32,507	$33,365
General and administrative	12,730	15,807	(3,077)	32,204	29,596	2,608
Total operating expenses	49,855	32,904	16,951	98,076	62,103	35,973
Operating loss	(49,855)	(32,904)	(16,951)	(98,076)	(62,103)	(35,973)
Other income, net	664	2,406	(1,742)	1,866	4,458	(2,592)
Net loss	$(49,191)	$(30,498)	$(18,693)	$(96,210)	$(57,645)	$(38,565)

Research and Development Expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2025	2024		2025	2024
	(In thousands)
Direct research and development expenses:
Ixo-vec	$22,617	$5,895	$16,722	$36,962	$9,626	$27,336
Other programs	904	760	144	1,177	1,380	(203)
Indirect research and development expenses:
Personnel related (including stock-based compensation)	10,425	7,505	2,920	21,119	15,629	5,490
Facilities and other unallocated research and development expenses	3,179	2,937	242	6,614	5,872	742
Total research and development expenses	$37,125	$17,097	$20,028	$65,872	$32,507	$33,365
Research and development expense increased by $20.0 million to $37.1 million for the three months ended June 30, 2025 from $17.1 million for the three months ended June 30, 2024. This overall increase was primarily related to an increase of $16.7 million in spending on Ixo-vec driven mainly by Phase 3 clinical development activities, and an increase of $2.9 million in personnel-related costs due to increased headcount and higher salaries in the current year. Stock-based compensation expense included in research and development expenses was $1.1 million for each of the three months ended June 30, 2025 and 2024.
Research and development expense increased by $33.4 million to $65.9 million for the six months ended June 30, 2025 from $32.5 million for the six months ended June 30, 2024. This overall increase was primarily related to an increase of $27.3 million in spending on Ixo-vec driven mainly by Phase 3 clinical development activities, an increase of $5.5 million in personnel-related costs due to increased headcount and higher salaries in the current year, an increase of $0.7 million in unallocated research and development expenses driven by travel and online software and subscriptions, partially offset by a decrease of $0.2 million in research and development expenses related to other programs. Stock-based compensation expense included in research and development expenses was $2.3 million for the six months ended June 30, 2025, compared to $2.2 million for the six months ended June 30, 2024.
For the periods presented, our research and development activities were attributable to our Ixo-vec and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased $3.1 million to $12.7 million for the three months ended June 30, 2025 from $15.8 million for the three months ended June 30, 2024, primarily related to a decrease of $3.4 million in facilities expenses due to the sublease loss in prior year, and a $0.3 million decrease in compensation and benefits driven by lower stock-based compensation expenses in the current year. These decreases were partially offset by a $0.5 million increase in professional services expenses related to accounting and legal services and a $0.2 million increase in consultant and contractor expenses. Stock-based compensation expense included in general and administrative expenses was $1.3 million for the three months ended June 30, 2025, compared to $2.9 million for the three months ended June 30, 2024.
General and administrative expense increased $2.6 million to $32.2 million for the six months ended June 30, 2025 from $29.6 million for the six months ended June 30, 2024, primarily related to increases of $1.4 million in facilities expenses driven mainly by a $4.8 million payment to discharge the lien on the NC Premises (as defined below), partially offset by a decrease in sublease loss as such sublease was terminated in the current quarter. In addition, general and administrative expense increased due to a $1.4 million increase in professional services expenses related to accounting and legal services, and a $0.8 million increase in consultant and contractor expenses, partially offset by a $1.0 million decrease in compensation and benefits expenses driven by lower stock-based compensation expenses in the current year. Stock-based compensation expense included in general and administrative expenses was $2.9 million for the six months ended June 30, 2025, compared to $5.9 million for the six months ended June 30, 2024.

Other Income, Net
Other income, net decreased by $1.7 million to $0.7 million for the three months ended June 30, 2025 from $2.4 million for the three months ended June 30, 2024, primarily driven lower average investment balances.
Other income, net decreased by $2.6 million to $1.9 million for the six months ended June 30, 2025 from $4.5 million for the six months ended June 30, 2024, primarily driven lower average investment balances.
Liquidity, Capital Resources and Plan of Operations
Overview
We have funded our operations primarily through the sale of equity. We have not generated positive cash flow or net income from operations since our inception and as of June 30, 2025, we had an accumulated deficit of $1.2 billion. As of June 30, 2025, we had $44.4 million in cash, cash equivalents and short-term investments compared to $125.7 million as of December 31, 2024. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued.
Private Placements
On August 11, 2025, we agreed to sell in the 2025 Private Placement 1.0 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 3.5 million shares of common stock, to Frazier Life Sciences for total gross proceeds of $10.0 million, before deducting offering expenses. We expect to close the 2025 Private Placement on August 12, 2025, subject to customary closing conditions.
On February 7, 2024, we completed the February 2024 Private Placements of 10.6 million shares of our common stock and, in lieu of common stock, Pre-Funded Warrants to purchase an aggregate of 75,000 shares of common stock to certain institutional and accredited investors and directors for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses.
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
Going Concern
As of June 30, 2025, we have devoted substantially all of our efforts to product development and have not realized product sales revenue from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of June 30, 2025, we had an accumulated deficit of $1.2 billion. We used $81.5 million of cash in operations during the three months ended June 30, 2025. We expect to continue to incur net losses and operating cash outflows for at least the next several years as we continue development of our product candidates. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, regulatory compliance activities and, if any of our product candidates is approved, sales, marketing and other activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years or longer. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $44.4 million, which together with the proceeds from our 2025 Private Placement, are expected to fund our operations into the fourth quarter of 2025. We have determined that our existing cash and cash equivalents as of June 30, 2025, together with the proceeds from our 2025 Private Placement, would be insufficient to fund our operations through at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued, and therefore there is substantial doubt regarding our ability to continue as a going concern. See Part II, Item 1A “Risk Factors” under the header “Risks Related to Our Financial Position and Need for Capital” for additional information.

We will need to raise substantial additional funding to finance our operations through clinical development of our product candidates and potentially to commercialize these candidates. We continue to analyze various alternatives, including public or private equity or debt financings, third-party funding, revenue interest arrangements, collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. Partnering discussions to support our ability to fund operations and extend cash runway are active and ongoing. There is no assurance, however, that we will receive any additional financing or any revenue-generating collaboration will be available when needed, that management will be able to obtain financing or enter into a collaboration on terms acceptable to us, or that any additional financing or revenue generated through third-party collaborations will be sufficient to fund our operations for at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued. If we fail to obtain additional capital necessary to fund our operations, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations, or to cease operations or liquidate our assets. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing. Therefore, it is not considered probable that our plans to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objective. The actual amount of cash that we will need to operate is subject to many factors, including those described in the section titled “Risk Factors”. Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Funding Requirements
We expect to incur substantial expenditures in the foreseeable future, contingent upon receipt of additional funding, for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our current and future planned nonclinical and clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future.
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
Material Cash Requirements
Our material cash requirements as of June 30, 2025 included operating lease commitments, including the lease of our headquarters office in Redwood City, CA, and a building in North Carolina (the “NC Premises”). As of June 30, 2025, we had fixed lease payment obligations of $162.3 million, with $14.7 million payable within twelve months. See Note 4, Leases to our financial statements for additional information. As described in Note 4, Leases to our financial statements, the subtenant, Advanced Medicine Partners, LLC, and Jaguar Gene Therapy, LLC (“Jaguar”) defaulted, and failed to cure such defaults, under the sublease and the notice and waiver of assignment (the “assignment agreement”) for the NC Premises. In February 2025, a lien totaling $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid default under the head lease. The subtenant and Jaguar failed to remit the March 2025 rent and subsequent rent payments. As a result, we assumed responsibility for such payments in March 2025. We remain obligated under the head lease, and had a total future rent obligation for the NC Premises of $118.3 million at June 30, 2025. As a result of the uncured defaults, we terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and seek recovery of losses and damages incurred due to the defaults by the subtenant and Jaguar. On July 23, 2025, the Company and the third-party contractor resolved the third-party contractor’s and subcontractors’ lien claims against the NC Premises and the $4.8 million deposited by the Company with the court.
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
Cash Flows

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(81,538)	$(43,089)
Net cash provided by (used in) investing activities	63,184	(24,354)
Net cash provided by financing activities	120	119,764
Net (decrease) increase in cash and cash equivalents and restricted cash	$(18,234)	$52,321
Cash Used in Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $81.5 million, primarily as a result of net loss of $96.2 million due to our continued research and development activities. Net loss was partially offset by $7.0 million of non-cash charges, mainly related to $5.2 million of stock-based compensation expense, $1.2 million of depreciation and amortization expenses, and $1.0 million of non-cash sublease loss, and $7.7 million of change in operating assets and liabilities, which increased due to fluctuations due to timing of expenses and payments.
During the six months ended June 30, 2024, net cash used in operating activities was $43.1 million, primarily as a result of net loss of $57.6 million due to our continued research and development activities and by $0.5 million of change in operating assets and liabilities, which fluctuate due to timing of expenses and payments; partially offset by $15.1 million of non-cash charges mainly related to $8.1 million of stock-based compensation expense, $4.8 million of non-cash sublease loss, $2.0 million of depreciation and amortization expenses, and $1.0 million of non-cash lease expense.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 consisted of $63.5 million of net maturities of our marketable securities and $0.3 million of purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2024 consisted of $24.2 million of net purchases from our marketable securities and $0.1 million of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 consisted of $0.1 million of proceeds from the employee stock purchase plan.
Net cash provided by financing activities for the six months ended June 30, 2024 consisted mainly of $119.4 million of proceeds from issuance of common stock and Pre-funded Warrants in the February 2024 Private Placements, $0.3 million of proceeds from our employee stock purchase plan, and $0.1 million of proceeds from the exercise of stock options.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
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
As a result of the existence of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting. As described under the Remediation Plan above, we continue to implement increased rigor to ensure controls operated over lease accounting during the quarter ended June 30, 2025. Other than such continued remediation efforts, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In January 2021, we entered into an operating lease for a building in North Carolina (the “NC Premises”). On October 26, 2021, we entered into a sublease agreement with Jaguar Gene Therapy, LLC (“Jaguar”), who subsequently assigned the sublease to Advanced Medicine Partners, LLC (“AMP”), as the subtenant for the NC Premises, for the remainder of the underlying lease term (ending in October 2037). Pursuant to the sublease and the notice and waiver of assignment (the “assignment agreement”), Jaguar remained obligated for AMP’s proper performance under the sublease. In February 2025, a lien totaling $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. The subtenant and Jaguar failed to remit March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises. As a result, we assumed responsibility for such payments in March 2025 and had a total future rent obligation for the NC Premises of $118.3 million at June 30, 2025. As a result of the uncured defaults, we terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and seek recovery of losses and damages due to the defaults by the subtenant and Jaguar. On July 23, 2025, the Company and the third-party contractor resolved the third-party contractor’s and subcontractors’ lien claims against the NC Premises and the $4.8 million deposited by the Company with the court.
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
As of June 30, 2025, our cash, cash equivalents and short-term investments totaled $44.4 million, which, together with the proceeds from our 2025 Private Placement, are expected to fund our operations into the fourth quarter of 2025. We have determined that our existing cash and cash equivalents as of June 30, 2025, together with the proceeds from our 2025 Private Placement, would be insufficient to fund our operations through twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued. Because our cash and cash equivalents will not be adequate to fund our operations through at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued, there is substantial doubt regarding our ability to continue as a going concern.
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
If we fail to obtain additional capital necessary to fund our operations, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations, or to cease operations or liquidate our assets. Partnering discussions with potential strategic partners to support our ability to fund our operations may never materialize. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining additional financing. Therefore, we cannot be certain that our plans to raise additional capital will be successful in alleviating the substantial doubt regarding our ability to continue as a going concern. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact our ability to achieve our intended business objectives. If we do not obtain additional financing and are required to terminate our operations, our stockholders will lose all or a part of their investment.
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
We are subject to risks associated with subletting our leased premises, including risks associated with subtenant defaults, which have occurred in the past.
In January 2021, we entered into an operating lease agreement for the NC Premises and in October 2021, we entered into a sublease agreement with Jaguar, who subsequently assigned the sublease to AMP as the subtenant for the NC Premises, through the remainder of the lease term (ending in October 2037). Pursuant to the sublease and the assignment agreement, Jaguar remained obligated for AMP’s proper performance under the sublease. In February 2025, a lien in the amount of $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. The subtenant and Jaguar failed to remit the March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises. As a result, we assumed responsibility for such payments in March 2025 and had a total future rent obligation for the NC Premises of $118.3 million at June 30, 2025. As a result of the uncured defaults, we terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and to seek recovery of losses and damages due to the defaults by the subtenant and Jaguar. On July 23, 2025, the Company and the third-party contractor resolved the third-party contractor’s and subcontractors’ lien claims against the NC Premises and the $4.8 million deposited by the Company with the court. In the event we are unsuccessful in collecting from the subtenant or Jaguar or are unable to obtain a new subtenant on acceptable terms or at all, we will be required to satisfy our obligations directly to the landlord under the head lease in accordance with its terms.
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
Drug development has inherent risk. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, for the treatment of wet age-related macular degeneration (“wet AMD”), uses a proprietary vector, AAV.7m8, which has undergone limited human testing, and may generate unexpected results in clinical trials in the future, such as the dose-limiting toxicity at the 6 x 10^11 vg/eye (“6E11”) dose tested in the INFINITY trial in diabetic macular edema (“DME”) subjects. Although we will be bound by the generally applicable laws governing approval, the fact that Ixo-vec is a gene therapy and the broad patient population that it is intended to treat mean that the safety and efficacy of our product and the related clinical data will be under increased scrutiny by competent authorities. There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment, as well as prevent any subsequent re-dosing with a gene therapy vector. Results in trials of competing product candidates or of other companies in our market sector may influence the perception of our product candidates. In addition, we may be adversely impacted if adverse events are reported for our or another party’s product or product candidate containing one of our proprietary viral vectors.

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
Even if we obtain regulatory approval for our product candidates, the availability and price of our competitors’ products could limit the demand, and the price we are able to charge for our product candidates. For example, LUCENTIS (and biosimilars thereto), EYLEA (and any biosimilars thereto) and VABYSMO (and any biosimilars thereto) are currently available or may become available in the U.S. and the EU for treatment of wet AMD. We may not achieve our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug products or choose to reserve our product candidates for use in limited circumstances. Our inability to compete with existing or subsequently introduced drug products or other therapies would have a material adverse impact on our business, prospects, financial condition and results of operations.
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
There are several other companies in the U.S., Europe or elsewhere with marketed products or products in development for the treatment of chronic retinal conditions that respond to anti-VEGF therapy, including wet AMD. These companies include 4D Molecular Therapeutics, AbbVie, Bayer, Clearside Biomedical, EyePoint Pharmaceuticals, Kodiak Sciences, Novartis, Ocular Therapeutix, Outlook Therapeutics, Regeneron, REGENXBIO and Roche.

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
A number of cell and gene therapy products recently have been approved by the FDA. Although the U.S. Centers for Medicare & Medicaid Services (“CMS”) approved its first method of coverage and reimbursement for gene therapy products, the methodology has been subject to challenge by members of Congress. CMS’s decision as to coverage and reimbursement for one product does not mean that all similar products will be eligible for analogous coverage and reimbursement. As there is no uniform policy for coverage and reimbursement amongst third-party payers in the U.S., even if CMS approves coverage and reimbursement for any of our product candidates, it is unclear what affect, if any, such a decision will have on our ability to obtain and maintain coverage and adequate reimbursement from private payers.
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
Legislative changes have also been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, on August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and due to subsequent legislative changes to the statute, will stay in effect until 2032 unless additional congressional action is taken. Further, there may be additional health reform measures, particularly in light of recent U.S. presidential and congressional elections.
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

We expect that additional healthcare reform measures will be adopted in the future, given the recent change in administrations. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals, for example, include (1) reducing agency workforce, program cuts; (2) rescinding a prior executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending; (3) eliminating the prior administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass heath care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any of these reform measures could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, if approved, or additional pricing pressures.
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
We have entered into development or other strategic collaborations with biotechnology and pharmaceutical companies in the past, and may in the future enter into additional development, commercialization or other strategic collaborations. Research activities under our collaboration agreements may be subject to mutually agreed-on research plans and budgets, and if we and our strategic partners are unable to agree on the research plan or research budget in a timely fashion or at all, performance of research activities will be delayed. In addition, some of our strategic partners may terminate any agreements they enter into with us or allow such agreements to expire by their terms. Partnering discussions with potential strategic partners to support our ability to fund our operation may never materialize. If we fail to maintain our current or future strategic collaborations, we may not realize milestone and royalty payments or other revenues under the collaboration agreements.

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
We may form strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of our product candidates. These relationships or those like them may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because third parties may view the risk of failure in future clinical trials as too significant, or the commercial opportunity for our product candidate as too limited. Partnering discussions with potential strategic partners to support our ability to fund our operation may never materialize. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Even if we are successful in our efforts to establish development partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with employees’, contractors’ or vendors’ use of generative artificial intelligence (“generative AI”) technologies.
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
Securities Purchase Agreement
On August 11, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain entities affiliated with Frazier Life Sciences (“Frazier Life Sciences”, and the investing entities collectively, the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “2025 Private Placement”) an aggregate of 1.0 million shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 3.5 million shares of common stock. The purchase price per Share will be $2.24 (or $2.2399 per Pre-Funded Warrant, which represents the purchase price per Share to be sold in the 2025 Private Placement, minus the $0.0001 per share exercise price of each such Pre-Funded Warrant). The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire until exercised in full.
The Pre-Funded Warrants to be issued in the 2025 Private Placement will provide that the Investors will not have the right to exercise any portion of their Pre-Funded Warrants if the Investors, in the aggregate, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”). The Investors may reset the Beneficial Ownership Limitation to a higher percentage (not to exceed 19.99%), effective 61 days after written notice to the Company.
Prior to the closing of the 2025 Private Placement, the Investors held 5.1% of the Company’s outstanding common stock. Following the closing of the 2025 Private Placement, the Investors will hold 9.4% of the Company’s outstanding common stock. The 2025 Private Placement is expected to close on or about August 12, 2025, subject to the satisfaction of certain customary closing conditions. Following the closing of the 2025 Private Placement, there will be approximately 22.0 million shares of the Company’s common stock outstanding. The Company expects to receive total gross proceeds from the 2025 Private Placement of $10.0 million, before deducting offering expenses. The Company intends to use the net proceeds from the 2025 Private Placement to fund research and development of its clinical-stage product candidate and research programs and for working capital and general corporate purposes.

The foregoing descriptions of the Securities Purchase Agreement and the Pre-Funded Warrants do not purport to be complete and are qualified in their entirety by reference to the full text of the form of each such document, which are filed as Exhibits 10.3 and 10.4 hereto, respectively, and incorporated by reference herein.
Registration Rights Agreement
On August 12, 2025, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register for resale the Shares and the issuance of the shares of common stock underlying the Pre-Funded Warrants held by the Investors (the “Registrable Securities”). Under the terms of the Registration Rights Agreement, the Company has agreed to prepare and file a registration statement with the Securities and Exchange Commission to register for resale the Registrable Securities. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities.
The Company has granted the Investors customary indemnification rights in connection with the registration statement. The Investors have also granted the Company customary indemnification rights in connection with the registration statement.
The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Registration Rights Agreement, which is filed as Exhibit 10.5 hereto and incorporated by reference herein.

Item 6. Exhibits
EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

3.1	Restated Certificate of Incorporation.	001-36579	10-Q	November 4, 2024	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

10.1(#)	Adverum Biotechnologies, Inc. 2024 Equity Incentive Award Plan, amended and restated effective June 17, 2025.	001-36579	8-K	June 18, 2025	10.1

10.2(#)	Adverum Biotechnologies, Inc. 2014 Employee Stock Purchase Plan, amended and restated effective May 13, 2025.					X
10.3	Form of Securities Purchase Agreement					X

10.4	Form of Pre-Funded Warrant					X

10.5	Form of Registration Rights Agreement					X

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, are embedded with the Inline XBRL document.

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
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVERUM BIOTECHNOLOGIES, INC.

Date: August 12, 2025	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Linda Rubinstein
Linda Rubinstein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)