Form 10-Q
period 2025-09-30
Adverum Biotechnologies, Inc.
filed 2025-11-12
CIK 1501756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2025, there were 22,077,467 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Adverum Biotechnologies, Inc.

RISK FACTORS SUMMARY
Investing in common stock involves numerous risks, including the risks described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•The pending merger with Eli Lilly and Company (“Lilly”) is subject to a number of conditions beyond our control. We may not complete the merger within the time frame we anticipate or at all, which would have an adverse effect on our business, prospects, financial conditions, and results of operations, and we expect we would need to wind down our operations or seek bankruptcy protection.
•The pendency of the merger with Lilly could adversely affect our business, financial results and/or results of operations and may impair our ability to attract and retain qualified employees or retain or maintain relationships with our customers, suppliers, other business partners or governmental entities.
•While the Merger Agreement with Lilly is in effect, we are subject to certain restrictions on our business activities, and we have issued to Lilly a promissory note that contains additional restrictions on our operations, and if an event of default occurs under the promissory, Lilly can accelerate the entire principal amount and we would likely need to seek bankruptcy protection.
•Our stockholders may not receive any payment on the contingent value right (“CVR”) and the CVR may expire valueless.
•We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which my adversely affect our operations and financial results.
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
•If our information technology systems or those third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory actions; litigation; fines and penalties; reputational harm; material disruption of our product development programs; and other adverse consequences.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Adverum Biotechnologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$26,060	$60,652
Short-term investments	—	65,039
Prepaid expenses and other current assets	2,849	5,609
Total current assets	28,909	131,300
Operating lease right-of-use assets	29,031	33,611
Property and equipment, net	10,462	11,607
Restricted cash	1,976	1,976
Deposit and other long-term assets	2,023	1,347
Total assets	$72,401	$179,841
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$12,459	$1,610
Accrued expenses and other current liabilities	26,476	15,620
Lease liability, current portion	5,814	5,668
Total current liabilities	44,749	22,898
Long-term liabilities:
Lease liability, net of current portion	83,126	86,037
Other non-current liabilities	179	192
Total liabilities	128,054	109,127
Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,155,598	1,138,070
Accumulated other comprehensive loss	(440)	(407)
Accumulated deficit	(1,210,813)	(1,066,951)
Total stockholders’ (deficit) equity	(55,653)	70,714
Total liabilities and stockholders’ (deficit) equity	$72,401	$179,841
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License revenue	$—	$1,000	$—	$1,000

Operating expenses:
Research and development	$38,913	$20,439	$104,785	$52,946
General and administrative	9,110	14,999	41,314	44,595
Total operating expenses	48,023	35,438	146,099	97,541
Operating loss	(48,023)	(34,438)	(146,099)	(96,541)
Other income, net	371	2,087	2,237	6,545
Net loss	(47,652)	(32,351)	(143,862)	(89,996)
Other comprehensive gain (loss):
Net unrealized gain (loss) on marketable securities	5	241	(59)	198
Foreign currency translation adjustment	6	16	26	7
Comprehensive loss	$(47,641)	$(32,094)	$(143,895)	$(89,791)
Net loss per share — basic and diluted	$(2.03)	$(1.55)	$(6.59)	$(4.64)
Weighted-average common shares used to compute net loss per share - basic and diluted	23,487	20,876	21,821	19,408
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2024	20,848	$2	$1,138,070	$(407)	$(1,066,951)	$70,714
Stock-based compensation expense	—	—	2,778	—	—	2,778
Common stock issued upon release of restricted stock units	43	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	2	—	2
Unrealized loss on marketable securities, net	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(47,019)	(47,019)
Balance at March 31, 2025	20,891	2	1,140,848	(458)	(1,113,970)	26,422
Stock-based compensation expense	—	—	2,423	—	—	2,423
Common stock issued upon release of restricted stock units	34	—	—	—	—	—
Common stock issued under employee stock purchase plan	57	—	120	—	—	120
Foreign currency translation adjustments	—	—	—	18	—	18
Unrealized loss on marketable securities, net	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(49,191)	(49,191)
Balance at June 30, 2025	20,982	2	1,143,391	(451)	(1,163,161)	(20,219)
Stock-based compensation expense	—	—	2,349	—	—	2,349
Issuance of common stock and pre-funded warrants for cash in private placement, net of issuance costs of $142	1,008	—	9,858	—	—	9,858
Common stock issued upon release of restricted stock units	9	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	6	—	6
Unrealized gain on marketable securities, net	—	—	—	5	—	5
Net loss	—	—	—	—	(47,652)	(47,652)
Balance at September 30, 2025	21,999	$2	$1,155,598	$(440)	$(1,210,813)	$(55,653)

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2023	10,143	$1	$1,003,718	$(473)	$(936,024)	$67,222
Stock-based compensation expense	—	—	4,166	—	—	4,166
Issuance of common stock and pre-funded warrants for cash in private placements, net of issuance costs of $8,449	10,573	1	119,360	—	—	119,361
Common stock issued upon exercise of stock options	14	—	139	—	—	139
Common stock issued upon release of restricted stock units	25	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(19)	—	(19)
Unrealized loss on marketable securities, net	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(27,147)	(27,147)
Balance at March 31, 2024	20,755	2	1,127,383	(533)	(963,171)	163,681
Stock-based compensation expense	—	—	3,945	—	—	3,945
Common stock issued upon release of restricted stock units	2	—	—	—	—	—
Common stock issued under employee stock purchase plan	44	—	264	—	—	264
Foreign currency translation adjustments	—	—	—	10	—	10
Unrealized loss on marketable securities, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(30,498)	(30,498)
Balance at June 30, 2024	20,801	2	1,131,592	(525)	(993,669)	137,400
Stock-based compensation expense	—	—	2,964	—	—	2,964
Foreign currency translation adjustments	—	—	—	16	—	16
Unrealized gain on marketable securities, net	—	—	—	241	—	241
Net loss	—	—	—	—	(32,351)	(32,351)
Balance at September 30, 2024	20,801	$2	$1,134,556	$(268)	$(1,026,020)	$108,270
See accompanying notes to condensed consolidated financial statements.

Adverum Biotechnologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(143,862)	$(89,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,683	2,843
Stock-based compensation expense	7,550	11,075
Net accretion of discount on marketable securities	(544)	(1,293)
Non-cash lease expense	165	1,343
Non-cash sublease loss	982	8,477
Loss on disposal of property and equipment	8	2
Other	13	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,703	(1,592)
Deposit and other long-term assets	(676)	(62)
Accounts payable	10,842	187
Accrued expenses and other liabilities	10,815	2,335
Lease liability	668	2,461
Net cash used in operating activities	(109,653)	(64,213)
Cash flows from investing activities:
Purchases of marketable securities	(1,976)	(82,773)
Maturities of marketable securities	67,500	45,400
Purchases of property and equipment	(482)	(327)
Net cash provided by (used in) investing activities	65,042	(37,700)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in private placements, net of issuance costs	9,899	119,361
Proceeds from issuance of common stock pursuant to option exercises	—	139
Proceeds from employee stock purchase plan	120	264
Net cash provided by financing activities	10,019	119,764
Net (decrease) increase in cash and cash equivalents and restricted cash	(34,592)	17,851
Cash and cash equivalents and restricted cash at beginning of period	62,628	76,976
Cash and cash equivalents and restricted cash at end of period	$28,036	$94,827
Cash and cash equivalents	26,060	92,851
Restricted cash	1,976	1,976
Cash and cash equivalents and restricted cash at end of period	$28,036	$94,827
Supplemental schedule of noncash investing and financing information
Remeasurement of operating lease right-of-use assets	$4,415	$—
Issuance costs included in accrued expenses	$41	$—
Property and equipment in accounts payable, accrued expenses and other current liabilities	$195	$60
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
For information regarding the Agreement and Plan of Merger ("Merger Agreement") and Secured Promissory Note ("Secured Note") with Eli Lilly and Company, an Indiana corporation (“Lilly”), dated October 24, 2025, see Note 9 “Subsequent Events”.
Going Concern, Liquidity, Risks and Uncertainties—As of September 30, 2025, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2025, had an accumulated deficit of $1.2 billion. The Company used $109.7 million of cash in operations during the nine months ended September 30, 2025. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.
As of September 30, 2025, the Company had cash, cash equivalents and short-term investments of $26.1 million. The Company has determined that its cash and cash equivalents as of September 30, 2025, would be insufficient to fund its operations for a period of at least twelve months from the date these unaudited condensed consolidated financial statements are issued, which raises substantial doubt regarding the Company’s ability to continue as a going concern.
The Company expects its cash, cash equivalents, and advances under the Secured Note with Lilly to fund operations through the anticipated consummation of the merger. See Note 9 “Subsequent Events” for more information. If the merger is not completed as anticipated, the Company will require additional financing to fund its operations. If the Merger Agreement is terminated, Lilly may accelerate the obligations under the Secured Note. If the Company is unable to obtain additional financing when needed and on acceptable terms, Lilly, as the secured creditor under the Secured Note, may exercise its rights and remedies, including foreclosing on the Company’s assets.
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025 for the year ended December 31, 2024.

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
Recent Accounting Pronouncements
The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s condensed consolidated financial statements other than those discussed in its Annual Report on Form 10-K, filed with the SEC on April 15, 2025 for the year ended December 31, 2024. The One Big Beautiful Bill Act (“OBBBA”) was signed into law in July 2025. The OBBBA may be subject to further clarification and interpretative guidance. The provisions do not have a material impact on the Company’s consolidated financial statements.
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
The following is a summary of the Company’s cash equivalents and short-term investments:

	September 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$10,145	$—	$—	$10,145
Level 2:
Commercial paper	10,987	—	(1)	10,986
Total cash equivalents and short-term investments	21,132	—	(1)	21,131
Less: Cash equivalents	(21,132)	—	1	(21,131)
Total short-term investments	$—	$—	$—	$—

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Level 1:
Money market funds	$165	$—	$—	$165
Level 2:
Commercial paper	78,500	10	(9)	78,501
U.S. government and agency securities	41,210	56	—	41,266
Total cash equivalents and short-term investments	119,875	66	(9)	119,932
Less: Cash equivalents	(54,901)	—	8	(54,893)
Total short-term investments	$64,974	$66	$(1)	$65,039
The aggregate fair value of debt securities in an unrealized loss position at September 30, 2025 and December 31, 2024 was $11.0 million and $54.2 million, respectively, which are highly liquid funds with high credit ratings that have final maturities of three months or less from date of purchase. The Company has not recorded an allowance for credit losses as of September 30, 2025 and December 31, 2024 related to these securities. The accrued interest receivable on available-for-sale marketable securities was immaterial at September 30, 2025 and December 31, 2024. There were no individual securities that were in a significant unrealized loss position as of September 30, 2025 and December 31, 2024. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
4. Commitments and Contingencies
Leases
Redwood City
The Company has a lease for facilities in Redwood City, California (“Redwood City Premises”), which expires December 31, 2031, with an option to extend for a period of eight years. The lease includes an additional tenant improvement allowance of up to $2.0 million to be used at the Company’s discretion. Any amounts drawn would be amortized over the remaining lease term at 9% per annum, not subject to annual base rent increases. Under this lease, the Company provided the landlord of the Redwood City Premises with a letter of credit in the amount of $2.0 million, which is classified as restricted cash under long-term assets on the Company’s condensed consolidated balance sheets. As of September 30, 2025, the Company had a total future rent obligation of $42.5 million related to this lease.
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
The Company remains obligated under the head lease and as of September 30, 2025, had a total future rent obligation of $112.6 million. As a result of the uncured defaults, the Company terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce its rights under the sublease and to seek recovery of losses and damages incurred due to the defaults by the subtenant and Jaguar.
In September 2025, the Company executed a Fourth Amendment to its lease agreement for its NC Premises with ARE-NC-Region No. 21 LLC (the “Landlord”). Under the terms of the amendment, the Company’s rent and related operating expense obligations are contractually abated through February 28, 2026. The amendment also provides for contingent early termination of the lease on or about the earlier to occur of (i) the execution of the Landlord of a replacement lease with a third-party tenant or (ii) the closing of a sale of the NC Premises (either event, an “Early Termination Date”). In connection with this arrangement, the Company agreed to an early termination fee, consisting of (i) a $7.4 million promissory note, delivered in escrow, payable on the maturity date, which is the earlier of January 31, 2031 or an achievement by the Company of at least $150 million in annual net revenues or annual royalties from the Company’s lead candidate, Ixo-vec (the “Maturity Date”) and (ii) $0.1 million in cash payable within 30 days after the Early Termination Date. The lease promissory note will be held in escrow and will not be released to the Landlord unless and until the Early Termination Date occurs. The Maturity Date of the lease promissory note will accelerate upon a change of control of the Company (including a change of control of the Company occurring prior to the Early Termination Date, in which case the Maturity Date will be accelerated upon release of the promissory note from escrow on the Early Termination Date). If early termination does not occur prior to March 1, 2026, the Company’s rent obligations under the lease will resume on March 1, 2026. The Company accounted for this amendment as a lease modification under ASC 842. As a result of the modification, the Company remeasured the lease liability and right-of-use assets, resulting in decrease of the lease liability, current portion of $3.8 million, a decrease in lease liability, net of current portion of $0.6 million, and a decrease in operating lease right-of-use assets of $4.4 million. There was no charge recognized in the consolidated statement of operations.
The following table summarizes the undiscounted future non-cancellable lease payments under the lease agreements as of September 30, 2025 (in thousands):

December 31,	Operating Leases

2025 (remaining three months)	$1,511
2026	13,471
2027	15,278
2028	15,677
2029	16,089
Thereafter	93,087
Total undiscounted lease payments	$155,113
Less: Imputed interest	(66,173)
Total	$88,940
The Company recorded sublease loss of zero and $1.0 million in the three and nine months ended September 30, 2025, respectively. The Company recorded a sublease loss of $3.7 million and $8.5 million in the three and nine months ended September 30, 2024, respectively. Sublease income or loss was recognized in general and administrative expense.

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Laboratory equipment	$14,889	$14,963
Leasehold improvements	13,779	13,779
Computer equipment and software	522	901
Construction in progress	23	9
Total property and equipment	29,213	29,652
Less: Accumulated depreciation and amortization	(18,751)	(18,045)
Property and equipment, net	$10,462	$11,607
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Accrued nonclinical, clinical and process development costs	$15,057	$4,401
Employee compensation	9,818	9,540
Accrued professional services	701	554
Other	900	1,125
Total accrued expenses and other current liabilities	$26,476	$15,620
6. Stockholders’ (Deficit) Equity
August 2025 Private Placement
On August 11, 2025, the Company entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “2025 Private Placement”) an aggregate of 1.0 million shares (the “2025 Private Placement Shares”) of the Company’s common stock, par value $0.0001 per share, and pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of 3.5 million shares of common stock. The purchase price per 2025 Private Placement Share was $2.24 (or $2.2399 per 2025 Pre-Funded Warrant, which represents the purchase price per 2025 Private Placement Share to be sold in the 2025 Private Placement, minus the $0.0001 per share exercise price of each such 2025 Pre-Funded Warrant). The 2025 Pre-Funded Warrants are exercisable at any time and have no expiration date. The exercise of the outstanding 2025 Pre-Funded Warrants is subject to a beneficial ownership limitation of 9.99%.
At the close of the 2025 Private Placement on August 12, 2025, the Company received the total gross proceeds of $10.0 million, before deducting placement agent fee and offering expenses of $0.1 million.
February 2024 Private Placements
On February 7, 2024, the Company entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”), pursuant to which the Company sold 10.5 million shares of its common stock and, in lieu of common stock, pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase an aggregate of 75,000 shares of common stock to certain institutional and accredited investors in a private placement. The purchase price per share was $12.00, or $11.999 per 2024 Pre-Funded Warrant, which represents the purchase price per share minus the $0.001 per share exercise price of each 2024 Pre-Funded Warrant. The 2024 Pre-Funded Warrants were exercised in October 2025.
Concurrently, the Company also entered into a securities purchase agreement with two directors of the Company (together with the private placement to certain institutional and accredited investors, the “2024 Private Placements”). The Company issued and sold 23,000 shares at $13.50 per share on otherwise substantially the same terms as those set forth in the 2024 Securities Purchase Agreement.

At the close of the 2024 Private Placements on February 7, 2024, the Company received total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses.
The 2025 Pre-Funded Warrants and 2024 Pre-Funded Warrants were classified as a component of stockholders’ (deficit) equity. As of September 30, 2025, none of the 2025 Pre-Funded Warrants and 2024 Pre-Funded Warrants had been exercised.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included $0.4 million and $0.5 million of accumulated currency translation adjustments as of September 30, 2025 and December 31, 2024, respectively.
Equity Incentive Awards
Stock Options
The following table summarizes the Company’s option activity and related information:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Balance at December 31, 2024	3,909	$29.39
Options granted	1,148	3.97
Options forfeited	(88)	41.00
Balance at September 30, 2025	4,969	23.31
Exercisable as of September 30, 2025	2,390	40.39
Repricing
On June 17, 2025 (“Effective Date” or "Repricing Date”), the Company held its annual meeting of stockholders, at which the Company’s stockholders approved the amendment of certain outstanding stock options to reduce the exercise price per share of such options. The repricing applied to each option to purchase shares of the Company’s common stock that: (a) was granted under the Company’s 2014 Equity Incentive Award Plan, 2017 Inducement Plan or 2024 Equity Incentive Award Plan; (b) was outstanding on the Effective Date; (c) as of the Effective Date, was held by a then-current employee or consultant of the Company (subject to certain exceptions); and (d) had an exercise price that was, as of the Effective Date, higher than the prior 52-week intraday high trading price of the Company’s common stock as of the Effective Date (i.e., higher than $10.14) (“Eligible Options”). The Eligible Options included certain options held by certain of the Company’s executive officers. Options held by non-employee members of the Board were not eligible for the repricing program.
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
As of the Effective Date, the total number of shares underlying all Eligible Options was 1.7 million. The effect of the repricing resulted in total incremental stock-based compensation expense of $0.7 million, which will be recognized on a straight-line basis through the end of the retention period or the original remaining vesting period of the Eligible Options, whichever is longer. The Company used the Hull-White I Lattice model to calculate the incremental stock-based compensation expense. Incremental stock-based compensation expense recognized during the three and nine months ended September 30, 2025 was not material.

Restricted Stock Units (“RSUs”)
The following table summarizes the Company’s RSUs activity and related information:

	Number of RSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2024	259	$16.00
Granted	299	4.09
Vested and released	(86)	22.03
Forfeited	(8)	5.85
Outstanding at September 30, 2025	464	7.41
Stock-Based Compensation Expense
The following table presents, by operating expense, the Company’s stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Research and development	$1,079	$1,086	$3,376	$3,294
General and administrative	1,270	1,878	4,174	7,781
Total stock-based compensation expense	$2,349	$2,964	$7,550	$11,075
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

The following table presents the segment loss, including significant segment expenses, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
License revenue	$—	$1,000	$—	$1,000
Operating expenses
Compensation and benefits	$15,801	$13,081	$48,139	$41,010
Clinical trial and manufacturing	21,559	6,334	51,239	14,172
Facilities and IT	3,481	9,563	21,274	26,125
Other research and development	2,125	1,572	7,083	3,298
Other segment(a)	5,057	4,888	18,364	12,936
Total operating expenses	$48,023	$35,438	$146,099	$97,541
Operating loss	(48,023)	(34,438)	(146,099)	(96,541)
Other income, net	371	2,087	2,237	6,545
Segment and consolidated net loss	$(47,652)	$(32,351)	$(143,862)	$(89,996)

(a)	Other segment include professional services, consultants and contractors, travel and entertainment expenses, and general business expenses.
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
For the three and nine months ended September 30, 2025 and 2024, the Pre-Funded Warrants issued in the 2025 Private Placement and the 2024 Private Placements were included in the basic and diluted net loss per share calculation as the exercise price is non-substantive and virtually assured.
The following common stock equivalents outstanding at the end of the periods presented were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30, 2025	September 30, 2024
	(In thousands)
Stock options	4,969	3,729
Restricted stock units	464	205
ESPP	59	41
	5,492	3,975
9. Subsequent Events
Agreement and Plan of Merger
On October 24, 2025, the Company entered into the Merger Agreement with Lilly, and Flying Tigers Acquisition Corporation, a Delaware corporation and direct wholly owned subsidiary of Lilly (the “Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on November 7, 2025, Purchaser commenced a tender offer (the “Offer”) to purchase all of the Company's issued and outstanding shares (the “Shares”) of common stock, par value $0.0001 per share, in exchange for (i) $3.56 per Share, net to the stockholder in cash, without interest (the “Closing Amount”) and less any applicable tax withholding, plus (ii) one non-tradable contingent value right (each, a “CVR”), each of which represents the contractual right of the holder to receive up to an aggregate of $8.91 per CVR, net to the stockholder in cash, without interest and less any applicable tax withholding, upon the achievement of two specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent selected by Lilly and reasonably acceptable to the Company (the “Rights Agent”) (the Closing Amount plus one CVR, collectively, the “Offer Price”).

The CVR provides payments if and when the following milestones are achieved:
•Up to $1.78 per CVR in cash payable upon U.S. approval of Ixo-vec prior to the seventh anniversary of closing.
•Up to $7.13 per CVR in cash payable upon the first achievement of annual worldwide net sales of Ixo-vec by Lilly, its affiliates or licensees exceeding $1.0 billion dollars prior to the tenth anniversary of closing.
Following the completion of the Offer and subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, Lilly, Purchaser and the Company will, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (“DGCL”) without a vote of the Company stockholders, effect a merger of Purchaser with and into the Company (the “Merger” and together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving as a wholly owned subsidiary of Lilly, and the Company will cease to be a publicly traded company.
The merger is expected to close in the fourth quarter of 2025. If the Merger Agreement is terminated under specified circumstances, the Company will be required to pay Lilly a termination fee of $4.0 million (including under specified circumstances in connection with the Company's entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or the Company Board's change of recommendation in favor of the Offer). For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Agreement and Plan of Merger—Important Information about the Tender Offer and Where to Find It.”
Secured Promissory Note
On October 24, 2025, in connection with the Merger Agreement, the Company entered into a Secured Promissory Note (the “Secured Note”) with Lilly, pursuant to which Lilly agreed to provide up to $65.0 million in secured debt financing to the Company, of which $5.0 million was funded on October 28, 2025 and an additional $15.0 million was funded on November 7, 2025. Pursuant to the terms of the Secured Note, an additional $20.0 million is available at the Company’s election on November 21, 2025 and an additional $25.0 million is available at the Company’s election on December 5, 2025, in each case subject to the prior satisfaction of certain funding conditions specified therein.
Advances under the Secured Note bear interest at a rate equal to SOFR plus 10.0% per annum, compounded bi-weekly. The maturity date of the Secured Note is January 22, 2026. The Secured Note includes a 5.0% prepayment premium applicable to any prepayment or acceleration of the obligations under the Secured Note.
The Secured Note contains customary representations, warranties, covenants, and events of default, including restrictions on incurring additional indebtedness, granting liens, making investments, and transferring assets. Upon the occurrence of certain triggering events, including payment defaults, breaches of covenants, insolvency proceedings, or any termination of the Merger Agreement, Lilly may accelerate the obligations under the Secured Note.
The Company’s obligations under the Secured Note are guaranteed by each of its subsidiaries and are secured by a first-priority lien on substantially all of the Company’s and such guarantors’ assets, including intellectual property, accounts, equipment, and other collateral as defined in the Secured Note.
Jaguar and AMP Settlement Agreement
In October 2025, the Company, Jaguar and the subtenant entered into a settlement agreement related to the NC Premises pursuant to which Jaguar and the subtenant agreed to pay to Company a settlement payment consisting of $9.5 million in cash in consideration for the Company releasing Jaguar and the subtenant from claims associated with losses and damages incurred due to the defaults by the subtenant and Jaguar and the Company. The Company subsequently dismissed the lawsuit against Jaguar and the subtenant on October 9, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. Risks that may cause these forward-looking statements to be inaccurate include, without limitation: uncertainties as to the timing of the tender offer; uncertainties as to how many of Company stockholders will tender their stock in the offer; the possibility that competing offers or acquisition proposals will be made; the possibility that various closing conditions of the offer or the merger or to provide the Company financing under the secured note may not be satisfied or waived; the difficulty of predicting the timing or outcome of regulatory approvals or actions, if any; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement or default under the Secured Note; the possibility that the transaction does not close; risks related to the parties’ ability to realize the anticipated benefits of the proposed transaction, including the possibility that the expected benefits from the proposed acquisition will not be realized or will not be realized within the expected time period and that the Company will not be integrated by Lilly (as defined below) successfully or that such integration may be more difficult, time-consuming or costly than expected; the effects of the transaction on relationships with employees, customers, suppliers, other business partners or governmental entities; the possibility that the milestone payments related to the contingent value right will never be achieved and that no milestone payment may be made or if made the amount of such milestone payment made; negative effects of this announcement or the consummation of the proposed transaction on the market price of the Company’s common stock and/or operating results; significant transaction costs; unknown or inestimable liabilities; the risk of litigation and/or regulatory actions related to the proposed transaction; the time-consuming and uncertain regulatory approval process; the costly and time-consuming pharmaceutical product development process and the uncertainty of clinical success, including risks related to failure or delays in successfully initiating or completing clinical trials and assessing patients; global economic, financial, and healthcare system disruptions and the current and potential future negative impacts to the parties’ business operations and financial results; the sufficiency of the parties’ cash flows and capital resources; the parties’ ability to achieve targeted or expected future financial performance and results and the uncertainty of future tax, accounting and other provisions and estimates; the Company’s obligations under the secured note and its ability to satisfy such obligations; the Company’s ability to receive advances from Lilly under the secured note; the Company’s cash sufficiency and runway, and its ability to continue as a going concern; and other risks and uncertainties affecting the Company and Lilly, including those described from time to time under the caption “Risk Factors” and elsewhere in the Company’s filings and reports with the SEC. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking and other statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.
Overview
Adverum is a clinical-stage company that aims to establish gene therapy as a new standard of care for highly prevalent ocular diseases. We discover and develop gene therapy product candidates intended to provide durable efficacy by inducing sustained expression of a therapeutic protein. Our lead product candidate, ixoberogene soroparvovec (“Ixo-vec”), formerly referred to as ADVM-022, is a single, in-office intravitreal (“IVT”) injection gene therapy product designed to deliver long-term durable therapeutic levels of aflibercept associated with a robust, sustained treatment response, reducing the treatment burden and fluctuations in macular fluid associated with bolus anti-vascular endothelial growth factor (“VEGF”) IVT injections. Ixo-vec is currently being developed for the treatment of patients with wet age-related macular degeneration (“wet AMD”), also known as neovascular AMD. In November 2024, we announced top-line 52 week results from the ongoing LUNA Phase 2 clinical trial. We expect to present the long-term LUNA Phase 2 clinical data in the fourth quarter of 2025. In February 2025, we initiated ARTEMIS, the first of two Phase 3 clinical trials of Ixo-vec in wet AMD. On September 30, 2025, we completed ARTEMIS screening and now expect full enrollment of at least 284 treatment-naïve and treatment experienced patients in the fourth quarter of 2025 and expect to announce top-line data from ARTEMIS in the first quarter of 2027. We intend to initiate AQUARIUS, the second phase 3 trial of Ixo-vec in wet AMD, in the fourth quarter of 2025. We are conducting ARTEMIS at U.S. sites and intend to conduct AQUARIUS globally. We are also developing an early-stage pipeline of gene therapy programs targeting the treatment of other highly prevalent ocular diseases. Our core capabilities include novel vector evaluation, cassette engineering, ocular IND-enabling nonclinical and clinical development, scalable process development, assay development, and current Good Manufacturing Practices (“GMP”) quality control.

Recent Developments
Agreement and Plan of Merger
On October 24, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company, an Indiana corporation (“Lilly”), and Flying Tigers Acquisition Corporation, a Delaware corporation and direct wholly owned subsidiary of Lilly (the “Purchaser”).
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on November 7, 2025, Purchaser commenced a tender offer (the “Offer”) to purchase all of our issued and outstanding shares (the “Shares”) of common stock, par value $0.0001 per share, in exchange for (i) $3.56 per Share, net to the stockholder in cash, without interest (the “Closing Amount”) and less any applicable tax withholding, plus (ii) one non-tradable contingent value right (each, a “CVR”), each of which represents the contractual right of the holder to receive up to an aggregate of $8.91, net to the stockholder in cash, without interest and less any applicable tax withholding, upon the achievement of both specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent selected by Lilly and reasonably acceptable to the Company (the “Rights Agent”) (the Closing Amount plus one CVR, collectively, the “Offer Price”). Our Board of Directors unanimously recommend that our shareholders tender their shares in the Offer.
The CVR provides payments if and when the following milestones are achieved:
•Up to $1.78 per CVR in cash payable upon U.S. approval of Ixo-vec prior to the seventh anniversary of closing.
•Up to $7.13 per CVR in cash payable upon the first achievement of annual worldwide net sales of Ixo-vec by Lilly, its affiliates or licensees exceeding $1.0 billion dollars prior to the tenth anniversary of closing.
Following the completion of the Offer and subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, Lilly, Purchaser and we will, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (“DGCL”) without a vote of our stockholders, effect a merger of Purchaser with and into the Company (the “Merger” and together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving as a wholly owned subsidiary of Lilly, and we will cease to be a publicly traded company.
The obligation of Lilly and Purchaser to consummate the Offer is subject to the condition that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Shares that, together with the number of Shares, if any, then owned beneficially by Lilly and Purchaser (together with their wholly owned subsidiaries) represents a majority of the Shares outstanding as of the consummation of the Offer (the “Minimum Tender Condition”). The Minimum Tender Condition may not be waived by Lilly without the prior written consent of the Company. The obligation of Purchaser to consummate the Offer is also conditioned upon, among other things, the absence of governmental injunctions or other legal restraints prohibiting the Merger, the accuracy of the representations and warranties of the Company (subject to certain materiality exceptions), material compliance by the Company with its covenants under the Merger Agreement and no triggering event under the Secured Note (as defined below) having occurred. Consummation of the Merger and the Offer is not subject to a financing condition.
The merger is expected to close in the fourth quarter of 2025. The Merger Agreement contains customary termination rights for us and Lilly. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Lilly a termination fee of $4.0 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or the Company Board’s change of recommendation in favor of the Offer).
Important Information about the Tender Offer and Where to Find It
The description contained in this Quarterly Report is for informational purposes only, is not a recommendation and is neither an offer to purchase nor a solicitation of an offer to sell any securities, nor is it a substitute for the tender offer materials that Lilly and Purchaser have filed with the SEC with respect to the Offer. The solicitation and offer to buy our outstanding shares of common stock will only be made pursuant to the tender offer materials that Lilly and Purchaser have or will file with the SEC, including the tender offer statement on Schedule TO and solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer.

THE TENDER OFFER MATERIALS (INCLUDING AN OFFER TO PURCHASE, A RELATED LETTER OF TRANSMITTAL AND CERTAIN OTHER OFFER DOCUMENTS) AND THE SOLICITATION/RECOMMENDATION STATEMENT ON SCHEDULE 14D-9 CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED ACQUISITION AND THE PARTIES THERETO. INVESTORS AND STOCKHOLDERS OF THE COMPANY ARE URGED TO READ THESE DOCUMENTS CAREFULLY (AND EACH AS IT MAY BE AMENDED OR SUPPLEMENTED FROM TIME TO TIME) BECAUSE THEY CONTAIN IMPORTANT INFORMATION THAT INVESTORS AND STOCKHOLDERS SHOULD CONSIDER BEFORE MAKING ANY DECISION REGARDING TENDERING THEIR SHARES OF COMMON STOCK IN THE OFFER.
The tender offer materials (including the offer to purchase and the related letter of transmittal) as well as the solicitation/recommendation statement, are available to all of our stockholders at no expense to them at our website at https://investors.adverum.com and will be mailed to our stockholders free of charge. The information contained in, or that can be accessed through, our website is not a part of, or incorporated by reference in, this filing. The tender offer materials (including the offer to purchase and the related the letter of transmittal) as well as the solicitation/recommendation statement, are also available for free at the SEC’s website at www.sec.gov.
Secured Promissory Note
On October 24, 2025, in connection with the Merger Agreement, we entered into a Secured Promissory Note (the “Secured Note”) with Lilly, pursuant to which Lilly agreed to provide up to $65.0 million in secured debt financing to us, of which $5.0 million was funded on October 28, 2025 and an additional $15.0 million was funded on November 7, 2025. Pursuant to the terms of the Secured Note, an additional $20.0 million is available at our election on November 21, 2025 and an additional $25.0 million is available at our election on December 5, 2025, in each case subject to the prior satisfaction of certain funding conditions specified therein.
Advances under the Secured Note bear interest at a rate equal to SOFR plus 10.0% per annum, compounded bi-weekly. The maturity date of the Secured Note is January 22, 2026. The Secured Note includes a 5.0% prepayment premium applicable to any prepayment or acceleration of the obligations under the Secured Note.
The Secured Note contains customary representations, warranties, covenants, and events of default, including restrictions on incurring additional indebtedness, granting liens, making investments, and transferring assets. Upon the occurrence of certain triggering events, including payment defaults, breaches of covenants, insolvency proceedings, or any termination of the Merger Agreement, Lilly may accelerate the obligations under the Secured Note.
Our obligations under the Secured Note are guaranteed by each of our subsidiaries and are secured by a first-priority lien on substantially all of our and our guarantors’ assets, including intellectual property, accounts, inventory, equipment, and other collateral as defined in the Secured Note.
Fourth Amendment to North Carolina Lease
In September 2025, we executed a Fourth Amendment to our lease agreement dated January 8, 2021, as amended (the “Lease”) with ARE-NC Region No. 21, LLC (the “Landlord”) for our North Carolina Premises (the “NC Premises”). Under the terms of the amendment, our rent and related operating expense obligations are contractually abated through February 28, 2026. The amendment also provides for contingent early termination of the Lease on or about the earlier to occur of the execution by the Landlord of a replacement lease with a third-party tenant or the closing of a sale of the NC Premises (either event, an “Early Termination Date”). In connection with this arrangement, we agreed to an early termination fee, consisting of (i) a $7.4 million promissory note, delivered in escrow, payable on the maturity date, which is the earlier of January 31, 2031 or our achievement of at least $150 million in annual net revenues or annual royalties from our lead candidate, Ixo-vec, and (ii) $0.1 million in cash payable within 30 days after the Early Termination Date. The promissory note will be held in escrow and will not be released to the Landlord unless and until the Early Termination Date occurs. The maturity date of the lease promissory note will accelerate upon a change of control of the Company (including a change of control of the Company occurring prior to the Early Termination Date, in which case the Maturity Date will be accelerated upon the release of the promissory note from escrow on the Early Termination Date). If early termination does not occur prior to March 1, 2026, our rent obligations under the lease will resume on March 1, 2026.
Jaguar and AMP Settlement Agreement
In October 2025, we, Jaguar and subtenant entered into a settlement agreement related to the NC Premises pursuant to which Jaguar and subtenant agreed to pay to us a settlement payment consisting of $9.5 million in cash in consideration for us releasing Jaguar and the subtenant from claims associated with losses and damages incurred due to the defaults by the subtenant and Jaguar and us. We subsequently dismissed the lawsuit against Jaguar and the subtenant on October 9, 2025.

2025 Private Placements
On August 11, 2025, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell to certain institutional and accredited investors in a private placement an aggregate of 1.0 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 3.5 million shares of common stock for total gross proceeds of $10.0 million, before deducting offering expenses of $0.1 million (the “2025 Private Placement”). The 2025 Private Placement closed on August 12, 2025. On August 12, 2025, we entered into a registration rights agreement with such institutional and accredited investors, which was subsequently amended on October 20, 2025, pursuant to which we agreed to register for resale the shares and the issuance of the shares of common stock underlying such pre-funded warrants.
Clinical Pipeline
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
In November 2018, we initiated the OPTIC trial, designed as an open-label, dose-ranging trial evaluating the safety and efficacy of Ixo-vec in subjects with wet AMD who have demonstrated responsiveness to anti-VEGF treatment. Subjects in OPTIC are treatment experienced and previously required frequent anti-VEGF injections to manage their wet AMD and to maintain functional vision. OPTIC was a two-year trial, which the last subject completed in June 2022, and the OPTIC extension trial continued for an additional three years, for a total of five years. The last subject completed the five-year visit in June 2025 and we intend to extend the OPTIC extension trial for another 5 years, for a total of 10 years of follow up. Through the most recent data cut-off date of August 21, 2024, we have seen strong signals of therapeutic efficacy in OPTIC in both the 6 x 10^11 vg/eye (“6E11”) and 2 x 10^11 vg/eye (“2E11”) doses, including maintenance to improvement in best-corrected visual acuity (“BCVA”) and maintenance to improvement of central subfield thickness (“CST”), currently out to four years, and stable aflibercept protein levels through latest reported follow-up, which is currently up to five years. Following Ixo-vec treatment, OPTIC patients experienced a robust treatment burden reduction, with subjects who had received the 2E11 dose seeing an 86% reduction in annualized anti-VEGF injections through four years. Nearly 50% of patients were injection free through four years following Ixo-vec treatment. Ixo-vec has been generally well tolerated, with the most common adverse events being dose-related anterior inflammation and pigmentary changes.
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

Our Phase 3 program is planned to include two registrational trials in wet AMD. We have selected the 6E10 dose and a difluprednate topical-eye-drops-only prophylactic regimen to evaluate in the Phase 3 program. In February 2025, we initiated ARTEMIS, the first of two Phase 3 clinical trials of Ixo-vec in wet AMD. On September 30, 2025, we completed ARTEMIS screening and now expect full enrollment of at least 284 treatment-naïve and treatment-experienced patients in the fourth quarter of 2025 and expect to announce top-line data from ARTEMIS in the first quarter of 2027. We intend to initiate AQUARIUS, the second phase 3 trial of Ixo-vec in wet AMD, in the fourth quarter of 2025. We are conducting ARTEMIS at U.S. sites and intend to conduct AQUARIUS globally.
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
Financial Overview
Summary
We have not generated positive cash flow or net income from operations since our inception and, as of September 30, 2025, we had an accumulated deficit of $1.2 billion. We expect to incur substantial expenses and continuing losses from operations in the foreseeable future as we conduct our research and development efforts, advance our product candidates through nonclinical and clinical development, manufacture clinical study materials, seek regulatory approval, and prepare for and, if approved, proceed to commercialization. We are still in clinical development and may never be successful in developing or commercializing our product candidates.
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
For information regarding our Secured Promissory Note with Lilly in connection with the Merger Agreement and our 2025 Private Placement, see “—Liquidity, Capital Resources and Plan of Operations.”
Private Placements
On August 11, 2025, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell to certain institutional and accredited investors in a private placement an aggregate of 1.0 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 3.5 million shares of common stock for total gross proceeds of $10.0 million, before deducting offering expenses of $0.1 million (the “2025 Private Placement”). The 2025 Private Placement closed on August 12, 2025.
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

There have been no material changes to our critical accounting judgments and estimates during the three and nine months ended September 30, 2025 as compared to the critical accounting judgments and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(In thousands)
License revenue	$—	$1,000	$(1,000)	$—	$1,000	$(1,000)
Operating expenses:
Research and development	$38,913	$20,439	$18,474	$104,785	$52,946	$51,839
General and administrative	9,110	14,999	(5,889)	41,314	44,595	(3,281)
Total operating expenses	48,023	35,438	12,585	146,099	97,541	48,558
Operating loss	(48,023)	(34,438)	(13,585)	(146,099)	(96,541)	(49,558)
Other income, net	371	2,087	(1,716)	2,237	6,545	(4,308)
Net loss	$(47,652)	$(32,351)	$(15,301)	$(143,862)	$(89,996)	$(53,866)
License Revenue
The $1.0 million of license revenue for the three and nine months ended September 30, 2024 was related to a milestone payment receivable from Ray Therapeutics, Inc. (“Ray”) pursuant to a license agreement we had entered into with Ray in February 2023.
Research and Development Expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2025	2024		2025	2024
	(In thousands)
Direct research and development expenses:
Ixo-vec	$25,038	$8,381	$16,657	$62,000	$18,006	$43,994
Other programs	347	880	(533)	1,524	2,260	(736)
Indirect research and development expenses:
Personnel related (including stock-based compensation)	10,357	7,918	2,439	31,476	23,548	7,928
Facilities and other unallocated research and development expenses	3,171	3,260	(89)	9,785	9,132	653
Total research and development expenses	$38,913	$20,439	$18,474	$104,785	$52,946	$51,839
Research and development expense increased by $18.5 million to $38.9 million for the three months ended September 30, 2025 from $20.4 million for the three months ended September 30, 2024. This overall increase was primarily related to an increase of $16.7 million in spending on Ixo-vec driven mainly by Phase 3 clinical development activities and an increase of $2.4 million in personnel-related costs due to increased headcount and higher salaries in the current year, partially offset by a decrease of $0.5 million in research and development expenses related to other programs. Stock-based compensation expense included in research and development expenses was $1.1 million for each of the three months ended September 30, 2025 and 2024.

Research and development expense increased by $51.8 million to $104.8 million for the nine months ended September 30, 2025 from $52.9 million for the nine months ended September 30, 2024. This overall increase was primarily related to an increase of $44.0 million in spending on Ixo-vec driven mainly by Phase 3 clinical development activities, an increase of $7.9 million in personnel-related costs due to increased headcount and higher salaries in the current year, an increase of $0.7 million in unallocated research and development expenses driven by online software and subscriptions and travel, partially offset by a decrease of $0.7 million in research and development expenses related to other programs. Stock-based compensation expense included in research and development expenses was $3.4 million for the nine months ended September 30, 2025, compared to $3.3 million for the nine months ended September 30, 2024.
For the periods presented, our research and development activities were attributable to our Ixo-vec and earlier-stage research programs. We expect that research and development expenses will increase in future periods as we focus on advancing Ixo-vec for the treatment of wet AMD.
General and Administrative Expense
General and administrative expense decreased $5.9 million to $9.1 million for the three months ended September 30, 2025 from $15.0 million for the three months ended September 30, 2024, primarily related to a decrease of $6.1 million in facilities expenses due to the sublease loss in prior year. This decrease was partially offset by a $0.2 million increase in compensation and benefits driven by higher headcount. Stock-based compensation expense included in general and administrative expenses was $1.3 million for the three months ended September 30, 2025, compared to $1.9 million for the three months ended September 30, 2024.
General and administrative expense decreased $3.3 million to $41.3 million for the nine months ended September 30, 2025 from $44.6 million for the nine months ended September 30, 2024, primarily related to a decrease of $4.8 million in facilities expenses driven by sublease loss in prior year, partially offset by a settlement of the lien on the NC Premises (as defined below) in the current year. In addition, general and administrative expense decreased due to a $0.8 million decrease in compensation and benefits driven by a decrease in stock-based compensation costs in the current year. These decreases were partially offset by a $1.5 million increase in professional services expenses related to accounting and legal services and a $0.7 million increase in consultant and contractor expenses. Stock-based compensation expense included in general and administrative expenses was $4.2 million for the nine months ended September 30, 2025, compared to $7.8 million for the nine months ended September 30, 2024.
Other Income, Net
Other income, net decreased by $1.7 million to $0.4 million for the three months ended September 30, 2025 from $2.1 million for the three months ended September 30, 2024, primarily driven lower average investment balances.
Other income, net decreased by $4.3 million to $2.2 million for the nine months ended September 30, 2025 from $6.5 million for the nine months ended September 30, 2024, primarily driven lower average investment balances.
Liquidity, Capital Resources and Plan of Operations
Overview
We have funded our operations primarily through the sale of equity. We have not generated positive cash flow or net income from operations since our inception and as of September 30, 2025, we had an accumulated deficit of $1.2 billion. As of September 30, 2025, we had $26.1 million in cash, cash equivalents and short-term investments compared to $125.7 million as of December 31, 2024. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued.
Secured Promissory Note
On October 24, 2025, in connection with the Merger Agreement, we entered into the Secured Note with Lilly, pursuant to which Lilly agreed to provide up to $65.0 million in secured debt financing to us, of which $5.0 million was funded on October 28, 2025 and an additional $15.0 million was funded on November 7, 2025. Pursuant to the terms of the Secured Note, an additional $20.0 million is available at our election on November 21, 2025 and an additional $25.0 million is available at our election on December 5, 2025, in each case subject to the prior satisfaction of certain funding conditions specified therein.
Advances under the Secured Note bear interest at a rate equal to SOFR plus 10.0% per annum, compounded bi-weekly. The maturity date of the Secured Note is January 22, 2026. The Secured Note includes a 5.0% prepayment premium applicable to any prepayment or acceleration of the obligations under the Secured Note.

The Secured Note contains customary representations, warranties, covenants, and events of default, including restrictions on incurring additional indebtedness, granting liens, making investments, and transferring assets. Upon the occurrence of certain triggering events, including payment defaults, breaches of covenants, insolvency proceedings, or any termination of the Merger Agreement, Lilly may accelerate the obligations under the Secured Note.
Our obligations under the Secured Note are guaranteed by each of our subsidiaries and are secured by a first-priority lien on substantially all of our and our guarantors’ assets, including intellectual property, accounts, inventory, equipment, and other collateral as defined in the Secured Note.
Private Placements
On August 12, 2025, we completed the 2025 Private Placement of 1.0 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 3.5 million shares of common stock, to certain institutional and accredited investors for total gross proceeds of $10.0 million, before deducting offering expenses of $0.1 million.
On February 7, 2024, we completed the 2024 Private Placements of 10.6 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 75,000 shares of common stock to certain institutional and accredited investors and directors for total gross proceeds of $127.8 million, before deducting placement agent fees and offering expenses.
At-the-Market Offering Program
We were a party to a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD”) pursuant to which we could, from time to time, sell up to an aggregate amount of $100.0 million of our common stock through TD in an “at-the-market” offering. No sales were made pursuant to the Sales Agreement. On October 28, 2025, pursuant to our obligations under the Merger Agreement, we terminated the Sales Agreement.
Going Concern
As of September 30, 2025, we have devoted substantially all of our efforts to product development and have not realized product sales revenue from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of September 30, 2025, we had an accumulated deficit of $1.2 billion. We used $109.7 million of cash in operations during the nine months ended September 30, 2025. We expect to continue to incur net losses and operating cash outflows for at least the next several years as we continue development of our product candidates. Losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, regulatory compliance activities and, if any of our product candidates is approved, sales, marketing and other activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the next several years or longer. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $26.1 million. We expect our cash, cash equivalents, short-term investments and advances under the Secured Note to fund our operations through the anticipate consummation of the merger. We have determined that our existing cash and cash equivalents as of September 30, 2025, would be insufficient to fund our operations through at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued, and therefore there is substantial doubt regarding our ability to continue as a going concern. See Part II, Item 1A “Risk Factors” under the header “Risks Related to Our Financial Position and Need for Capital” for additional information.
If the merger is not completed as anticipated, we will require additional financing to fund our operations. If the Merger Agreement is terminated, Lilly may accelerate the obligations under the Secured Note. If we are unable to obtain additional financing when needed and on acceptable terms, Lilly, as the secured creditor under the Secured Note, may exercise its rights and remedies, including foreclosing on our assets. Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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
Material Cash Requirements
Our material cash requirements as of September 30, 2025 included operating lease commitments, including the lease of our headquarters office in Redwood City, CA, and a building in North Carolina (the “NC Premises”). As of September 30, 2025, we had fixed lease payment obligations of $155.1 million, with $11.2 million payable within twelve months. See Note 4, Leases to our financial statements for additional information.
In September 2025, we amended our lease agreement (the “Fourth Amendment”) with ARE-NC Region No. 21, LLC (the “Landlord”) for the NC Premises. The Fourth Amendment provides for contingent early termination of the lease for our NC Premises on or about the earlier to occur of the execution by the Landlord of a replacement lease with a third-party tenant or the closing of a sale of the NC Premises (either event, an “Early Termination Date”). Under the Fourth Amendment, the Landlord has agreed to abate our obligation to pay additional rent through February 28, 2026. If the Early Termination Date has not occurred prior to March 1, 2026, we will be required to resume paying rent and other amounts due under the lease on March 1, 2026. In connection with this arrangement, we agreed to an early termination fee, consisting of a $7.4 million promissory note, delivered in escrow, payable on the maturity date, which is the earlier of January 31, 2031 or an achievement by the Company of at last $150 million in annual net revenues or annual royalties from our lead candidate, Ixo-vec, and $0.1 million in cash payable within 30 days after the Early Termination Date. For more information, please see “—Recent Developments—Fourth Amendment to North Carolina Lease.”
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

Cash Flows

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(109,653)	$(64,213)	$(45,440)
Net cash provided by (used in) investing activities	65,042	(37,700)	102,742
Net cash provided by financing activities	10,019	119,764	(109,745)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(34,592)	$17,851	$(52,443)
Cash Used in Operating Activities
Net cash used in operating activities increased by $45.4 million for the nine months ended September 30, 2025, compared to the same period in 2024. This increase was primarily driven by expanded clinical development efforts, and increased personnel-related expenses due to higher headcount and salaries, both of which were driven by the advancement of Phase 3 clinical development of Ixo-vec.
Net cash used in operating activities decreased by $5.4 million for the nine months ended September 30, 2024, compared to the same period in 2023. This decrease was primarily driven by a decrease clinical development spending on Ixo-vec, as enrollment in the Phase 2 clinical trial was completed in 2023, and decreased personnel-related spending due to restructuring expense and severance payments in 2023.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 consisted of $65.5 million of net maturities of our marketable securities and $0.5 million of purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2024 consisted of $37.4 million of net purchases from our marketable securities and $0.3 million of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of $9.9 million of proceeds from the issuance of common stock and pre-funded warrants in the 2025 Private Placement, net of issuance costs of $0.1 million and proceeds from the employee stock purchase plan.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. We conduct this type of evaluation quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
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
As a result of the existence of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting. As described under the Remediation Plan above, we continue to implement increased rigor to ensure controls operated over lease accounting during the quarter ended September 30, 2025. Other than such continued remediation efforts, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In January 2021, we entered into an operating lease for a building in North Carolina (the “NC Premises”). On October 26, 2021, we entered into a sublease agreement with Jaguar Gene Therapy, LLC (“Jaguar”), who subsequently assigned the sublease to Advanced Medicine Partners, LLC (“AMP”), as the subtenant for the NC Premises, for the remainder of the underlying lease term (ending in October 2037). Pursuant to the sublease and the notice and waiver of assignment (the “assignment agreement”), Jaguar remained obligated for AMP’s proper performance under the sublease. In February 2025, a lien totaling $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. The subtenant and Jaguar failed to remit March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises. As a result, we assumed responsibility for such payments in March 2025. As a result of the uncured defaults, we terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and seek recovery of losses and damages due to the defaults by the subtenant and Jaguar. On July 23, 2025, the Company and the third-party contractor resolved the third-party contractor’s and subcontractors’ lien claims against the NC Premises and the $4.8 million deposited by the Company with the court. Pursuant to the Fourth Amendment to Lease for the NC Premises in September 2025, the Landlord has agreed to abate our obligation to pay additional rent through February 28, 2026. If early termination of the head lease has not occurred prior to March 1, 2026, the Company will resume paying full rent and other amounts due under the Lease on March 1, 2026. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Fourth Amendment to North Carolina Lease.” In October 2025, the Company, Jaguar and AMP entered into a settlement agreement pursuant to which the parties settled the dispute relating to the Company's losses and damages incurred due to the defaults by the subtenant and Jaguar. The Company subsequently dismissed the lawsuit against Jaguar and the subtenant on October 9, 2025.
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
Risks Related to the Merger with Eli Lilly and Company
The pending merger with Eli Lilly and Company is subject to a number of conditions beyond our control. We may not complete the pending merger with Lilly within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, and our stock price.
On October 24, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company, an Indiana corporation (“Lilly”), and Flying Tigers Acquisition Corporation, a Delaware corporation and direct wholly owned subsidiary of Lilly (the “Purchaser”).
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on November 7, 2025, Purchaser commenced a tender offer (the “Offer”) to purchase all of our issued and outstanding shares (the “Shares”) of common stock, par value $0.0001 per share (the “Company Common Stock”), in exchange for (i) $3.56 per Share, net to the stockholder in cash, without interest (the “Closing Amount”) and less any applicable tax withholding, plus (ii) one non-tradable contingent value right (each, a “CVR”), each of which represents the contractual right to receive up to two contingent cash payments of up to an aggregate of $8.91 per CVR, net to the stockholder in cash, without interest and less any applicable tax withholding, upon the achievement of both specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent selected by Lilly and reasonably acceptable to the Company (the “Rights Agent”) (the Closing Amount plus one CVR, collectively, the “Offer Price”). Upon the successful consummation of the Offer, each Share that is issued and outstanding immediately prior to the Effective Time (other than any Shares held in the treasury of the Company or owned by the Company, Lilly, Purchaser or any direct or indirect wholly owned subsidiary of Lilly or Purchaser immediately prior to the Effective Time and any Dissenting Shares (as defined in the Merger Agreement)) will be converted into the rights to receive the Merger Consideration, net to the holder of Shares in cash and without interest and less any applicable tax withholdings, upon the terms and conditions set forth in the Merger Agreement.

The completion of the transaction is subject to the conditions set forth in the Merger Agreement, including (i) there shall have been validly tendered and not validly withdrawn Shares that, considered together with all other Shares (if any) beneficially owned by Lilly and any of its wholly owned subsidiaries (but excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been received, as defined by Section 251(h)(6) of the General Corporation Law of the State of Delaware), represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer; (ii) the accuracy of our representations and warranties contained in the Merger Agreement, subject to customary thresholds and exceptions; (iii) our compliance with, and performance of, in all material respects our covenants and agreements contained in the Merger Agreement; (iv) the non-occurrence of a Company Material Adverse Effect (as defined in the Merger Agreement); and (v) those other conditions set forth in the Merger Agreement. In addition, the Merger Agreement contains customary termination rights for us and Lilly.
As a result, we cannot assure you that the transaction with Lilly will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame. If one or more of these conditions are not satisfied, and as a result, we do not complete the merger, we would remain liable for significant transaction costs, without realizing any benefits of the merger. Certain costs associated with the merger have already been incurred or may be payable even if the merger is not consummated. If we do not consummate the merger, the price of our common stock may decline significantly from the current market price, which reflects a market assumption that the merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock. Additionally, we could be required to pay Lilly a termination fee of $4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. Upon any termination of the Merger Agreement, Lilly may also accelerate our obligations under the Secured Note (as defined below). Our obligations under the Secured Note are guaranteed by each of our subsidiaries and are secured by first-priority lien on substantially all our and our guarantors’ assets, including intellectual property, accounts, equipment, and other collateral as defined in the Secured Note. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The pendency of the merger with Lilly could adversely affect our business, financial results and/or results of operations and may impair our ability to attract and retain qualified employees or retain or maintain relationships with our customers, suppliers, other business partners or governmental entities.
Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation, financial results and our business generally. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationships with collaborators, vendors, suppliers, customers, other business partners or government entities. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The failure to complete the transaction also may result in negative publicity for us and negatively affect our relationships with our stockholders, employees, collaborators, vendors, suppliers, customers, regulators, and other business partners. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to certain restrictions on our business activities.
While the Merger Agreement with Lilly is in effect, we are subject to customary restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Lilly’s prior consent. These limitations include, among other things, restrictions on our ability to hire employees, sell, transfer, lease, license, dispose or assign tangible assets exceeding certain dollar thresholds or Company intellectual property (subject to certain exceptions), make investments, enter into, modify or terminate material contracts or employee plans (subject to certain exceptions), repurchase or issue securities, pay dividends, make capital expenditures exceeding certain dollar thresholds, commence or settle any legal proceeding (subject to certain exceptions), amend our organizational documents, incur indebtedness, participate in any scheduled meetings or communicate with the FDA, and commence any clinical trial of which Lilly was not previously informed or discontinue or materially modify any IND-enabling preclinical studies . These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Lilly, which could require us to use available cash that would have otherwise been available for general corporate purposes.
The Merger Agreement also includes customary termination provisions for both the Company and Lilly, including, among others, the right of both parties to terminate for failure to consummate the Offer on or before January 22, 2026, the 90th day after the date of the Merger Agreement. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we will be required to pay Lilly a termination fee of $4 million (including under specified circumstances in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or our Board’s change of recommendation in favor of the Offer). If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock. For additional information regarding restrictions on our business activities under the Secured Note (as defined below) with Lilly, see the risk factor titled “We have incurred substantial indebtedness, which may decrease our business flexibility, access to capital, and/or increase our borrowing costs and which may adversely affect our operations and financial results.”
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending merger with Lilly.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending merger. We must pay substantially all of these costs and expenses whether or not the transaction is completed.
There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses
Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.
If the Merger is completed, the holders of our Shares, Company Restricted Stock Units, Company Performance Restricted Units, Company Cash-Out Stock Options and Warrants (each as defined in the Merger Agreement) will be entitled to receive CVRs, subject to the terms and conditions of a Contingent Value Rights Agreement (the “CVR Agreement”). Each CVR represents a non-tradable contractual contingent right to receive up to two contingent cash payments (each a “Milestone Payment,” and collectively, the “Milestone Payments”) upon the achievement of certain specified milestones related to the development of any pharmaceutical product that contains or incorporates Ixo-vec.
The CVR provides payments if and when the following milestones are achieved:
•$1.78 per CVR less the Milestone Offset Amount, if any, in cash payable upon U.S. approval of Ixo-vec prior to the seventh anniversary of closing.
•$7.13 per CVR less the Milestone Offset Amount, if any, and to the extent not deducted from the first milestone payment, in cash payable upon the first achievement of annual worldwide net sales of Ixo-vec by Lilly, its affiliates or licensees exceeding $1.0 billion dollars prior to the tenth anniversary of closing.
The “Milestone Offset Amount” is an amount equal to (i) 50% of any payments that Lilly or any of its affiliates or their respective successors or permitted assigns makes or is obligated to make in exchange for any license to, or other right to use or practice, any Necessary IP (as defined in the CVR Agreement) divided by (ii) the total number of CVRs held by all eligible holders of CVRs, as reflected on the CVR Register (as defined in the CVR Agreement) as of the close of business on the date of the Milestone Notice (as defined in the CVR Agreement). The Milestone Offset Amount will in no event exceed $0.50 per CVR. This means that the aggregate consideration per CVR could be lower than $8.91 (but no lower than $8.41) even if each of the Milestones is met within the applicable specified time frame.
There can be no assurance any payments will be made with respect to the CVRs. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in us or any constituent party to the Merger Agreement. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of certain events, as outlined in the CVR Agreement, and if no such events are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

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
As of September 30, 2025, our cash, cash equivalents and short-term investments totaled $26.1 million, which, together with the proceeds from our 2025 Private Placement and advances under the Secured Note (as defined below), are expected to fund our operations through the anticipated consummation of the merger. We have determined that our existing cash and cash equivalents as of September 30, 2025, together with the proceeds from our 2025 Private Placement, would be insufficient to fund our operations through twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued. Because our cash and cash equivalents will not be adequate to fund our operations through at least twelve months from the date the interim financial statements included in this Quarterly Report on Form 10-Q are issued, there is substantial doubt regarding our ability to continue as a going concern.
Any future clinical trials or ongoing clinical trials of our product candidates could cause an increase in our spending levels, as could other corporate activities, such as expenses related to manufacturing supply of our product candidates. Our announcements regarding the acquisition by Lilly and the signing of the Merger Agreement are likely to further increase the variability of our operating results in the coming quarters as compared to prior quarters. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:
•whether Lilly’s tender offer is successful and the acquisition by Lilly closes, and the timing of the closing, if at all;
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
We are subject to risks associated with our leased premises, including risks associated with subtenant defaults, which have occurred in the past.
In January 2021, we entered into an operating lease agreement for the NC Premises and in October 2021, we entered into a sublease agreement with Jaguar, who subsequently assigned the sublease to AMP as the subtenant for the NC Premises, through the remainder of the lease term (ending in October 2037). Pursuant to the sublease and the assignment agreement, Jaguar remained obligated for AMP’s proper performance under the sublease. In February 2025, a lien in the amount of $4.8 million was filed by a third-party contractor against the subtenant’s interest in the NC Premises. We discharged the lien in March 2025 by depositing cash in the full amount with the applicable court in order to avoid a default under the head lease. The subtenant and Jaguar failed to remit the March 2025 rent and subsequent rent payments and defaulted, and failed to cure such defaults, under the sublease and the assignment agreement for the NC Premises. As a result, we assumed responsibility for such payments in March 2025. As a result of the uncured defaults, we terminated the sublease and on April 10, 2025 initiated a lawsuit against the subtenant and Jaguar in the Superior Court of Wake County, North Carolina to enforce our rights under the sublease and to seek recovery of losses and damages due to the defaults by the subtenant and Jaguar. On July 23, 2025, the Company and the third-party contractor resolved the third-party contractor’s and subcontractors’ lien claims against the NC Premises and the $4.8 million deposited by the Company with the court. In October 2025, we, Jaguar and the subtenant entered into a settlement agreement pursuant to which the parties settled the dispute relating to our losses and damages incurred due to the defaults by the subtenant and Jaguar. We subsequently dismissed the lawsuit against Jaguar and the subtenant on October 9, 2025.
We have incurred substantial indebtedness, which may decrease our business flexibility, access to capital, and/or increase our borrowing costs and which may adversely affect our operations and financial results.
On October 24, 2025, in connection with the Merger Agreement, we entered into a Secured Promissory Note (the “Secured Note”) with Lilly, pursuant to which Lilly agreed to provide up to $65.0 million in secured debt financing to us, of which $5.0 million was funded on October 28, 2025 and an additional $15.0 million was funded on November 7, 2025. Pursuant to the terms of the Secured Note, an additional $20.0 million is available at our election on November 21, 2025 and an additional $25.0 million is available at our election on December 5, 2025, in each case subject to the prior satisfaction of certain funding conditions specified therein. The maturity date of the Secured Note is January 22, 2026.
In September 2025, we executed a fourth amendment to our lease agreement with ARE-NC Region No. 21, LLC (the “Landlord”) for our North Carolina Premises (the “NC Premises”). Under the terms of the amendment, our rent and related operating expense obligations are contractually abated through February 28, 2026. The amendment also provides for contingent early termination of the Lease on or about the earlier to occur of the execution by the Landlord of a replacement lease with a third-party tenant or the closing of a sale of the NC Premises (either event, an “Early Termination Date”). In connection with this arrangement, we agreed to an early termination fee, consisting of a (i) $7.4 million promissory note (the “Lease Promissory Note”), delivered in escrow, payable on the maturity date, which is the earlier of January 31, 2031 or our achievement of at least $150 million in annual net revenues or annual royalties from our lead candidate, Ixo-vec, and (ii) $0.1 million in cash, payable within 30 days after the early termination of the lease. The Lease Promissory Note will be held in escrow and will not be released to the Landlord unless and until the Early Termination Date occurs. The maturity date of the Lease Promissory Note will accelerate upon a change of control of the Company (including a change of control of the Company occurring prior to the Early Termination Date, in which case the Maturity Date will be accelerated upon the release of the Lease Promissory Note from escrow on the Early Termination Date). If early termination does not occur prior to March 1, 2026, our full rent obligations under the lease will resume on March 1, 2026.
Our indebtedness:
•limits our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limits our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•requires us to use a substantial portion of our cash flow from operations to make debt service payments;
•limits our flexibility to plan for, or react to, changes in our business and industry;
•places us at a competitive disadvantage compared to our less leveraged competitors; and
•increases our vulnerability to the impact of adverse economic and industry conditions.
The Secured Note contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. If we default under the Secured Note, the outstanding borrowings thereunder could become immediately due and payable, Lilly could refuse to permit additional borrowings under the facility, or it could lead to defaults under agreements governing our current or future indebtedness.
In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.
Our outstanding indebtedness consists of advances under the Secured Note, which will be required to be repaid in cash at maturity in January 2026 or upon termination of the Merger Agreement. While we could seek to obtain additional third-party financing to pay for any amounts due, we cannot be sure that such third-party financing will be available on commercially reasonable terms, if at all.

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
We may not be successful in maintaining development or other strategic collaborations, which could adversely affect our ability to develop and commercialize product candidates and receive milestone and/or royalty payments.
We have entered into development or other strategic collaborations with biotechnology and pharmaceutical companies in the past, and may in the future enter into additional development or other strategic collaborations. Research activities under our collaboration agreements may be subject to mutually agreed-on research plans and budgets, and if we and our strategic partners are unable to agree on the research plan or research budget in a timely fashion or at all, performance of research activities will be delayed. In addition, some of our strategic partners may terminate any agreements they enter into with us or allow such agreements to expire by their terms. If we fail to maintain our current or future strategic collaborations, we may not realize milestone and royalty payments or other revenues under the collaboration agreements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
2025 Private Placements
On August 11, 2025, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell to certain institutional and accredited investors in a private placement an aggregate of 1.0 million shares of our common stock and, in lieu of common stock, pre-funded warrants to purchase an aggregate of 3.5 million shares of common stock for total gross proceeds of $10.0 million, before deducting offering expenses of $0.1 million (the “2025 Private Placement”). The pre-funded warrants are exercisable at any time after their original issuance and will not expire until exercised in full. The exercise of the outstanding pre-funded warrants is subject to a beneficial ownership limitation of 9.99%. The 2025 Private Placement closed on August 12, 2025. On August 12, 2025, we entered into a registration rights agreement, which was subsequently amended on October 20, 2025, with such institutional and accredited investors, pursuant to which we agreed to register for resale the shares and the issuance of the shares of common stock underlying such pre-funded warrants.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Plans
During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH

2.1**	Agreement and Plan of Merger, dated October 24, 2025, by and among Eli Lilly and Company, Flying Tigers Acquisition Corporation and Adverum Biotechnologies, Inc.	001-36579	8-K	October 24, 2025	2.1

3.1	Restated Certificate of Incorporation.	001-36579	10-Q	November 4, 2024	3.1

3.2	Amended and Restated Bylaws.	001-36579	8-K	June 29, 2020	3.1

10.1	Fourth Amendment to Lease, dated September 30, 2025, by and between Adverum Biotechnologies, Inc. and ARE-NC REGION NO. 21, LLC.					X

10.2	Promissory Note, by and between Adverum Biotechnologies, Inc. and ARE-NC REGION NO. 21, LLC.					X

10.3	Confidential Settlement Agreement and Release, dated October 3, 2025, by and among Adverum NC, LLC, Jaguar Gene Therapy, LLC and Advanced Medicine Partners, LLC.					X

10.4	Form of Securities Purchase Agreement.	001-36579	10-Q	August 12, 2025	10.3

10.5	Form of Pre-Funded Warrant.	001-36579	10-Q	August 12, 2025	10.4

10.6	Form of Registration Rights Agreement.	001-36579	10-Q	August 12, 2025	10.5

10.7	Form of Waiver and Amendment.					X

10.8**	Secured Promissory Note, dated October 24, 2025, by and between Eli Lilly and Company and Adverum Biotechnologies, Inc.	001-36579	8-K	October 24, 2025	10.1

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FILE NUMBER	FORM	DATE	EXHIBIT OR ITEM NUMBER	PROVIDED HEREWITH
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	XBRL tags for the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, are embedded with the Inline XBRL document.

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
**    Certain confidential information contained in this exhibit, marked by brackets, has been omitted pursuant to Item 601 of Regulation S-K because the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVERUM BIOTECHNOLOGIES, INC.

Date: November 12, 2025	By:	/s/ Laurent Fischer
Laurent Fischer, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Linda Rubinstein
Linda Rubinstein
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)